Form 10QSB
period 1996-06-30
ION LASER TECHNOLOGY INC
filed 1996-08-19
CIK 866734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from __________ to__________ .

Commission file number 1-11064


                          ION LASER TECHNOLOGY, INC.
...............................................................................
           (Exact name of registrant as specified in its charter)


             UTAH                                           87-0410364
.............................                        ..........................
 (State or other jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)



                           3828 South Main Street
                         Salt Lake City, Utah  84115
           ........................................................
            (Address of principal executive offices with Zip Code)

                              (801) 262-5555
                   ................................
         (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]


The number of shares of common stock of the Registrant outstanding as of June 30, 1996 was 5,185,830.

                          ION LASER TECHNOLOGY, INC.
                            INDEX TO FORM 10-QSB



                                                                     Page
PART I.     FINANCIAL INFORMATION

     Item 1.         Financial Statements

     Unaudited Consolidated Condensed Balance Sheets
     as of June 30, 1996 and March 31, 1996.                         1-2

     Unaudited Consolidated Condensed Statements of
     Operations for the three months ended June 30,
     1996 and June 30, 1995.                                         3

     Unaudited Consolidated Condensed Statements of
     Cash Flows for the three months ended June 30,
     1996 and June 30, 1995.                                         4

     Notes to Unaudited Consolidated Condensed
     Financial Statements.                                           5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.                                            6

PART II.OTHER INFORMATION                                            6

Signature Page                                                       7

                          Ion Laser Technology, Inc.

               Unaudited Consolidated Condensed Balance Sheets



                                                               June 30,            March 31,
                                                                 1996                 1996
                                                            ---------------      --------------

ASSETS
Current assets:

  Cash and cash equivalents                                     $ 3,516,523         $ 5,081,912
  Accounts receivable, less allowance of $44,304
    and $39,688 at June 30, 1996 and March 31, 1996
    respectively                                                  1,436,373           1,253,458
  Inventories                                                     1,783,704           1,348,861
  Prepaid expenses                                                  204,443             125,997
  Income tax refund receivable                                       19,138              19,564
                                                             --------------      --------------
Total current assets                                              6,960,181           7,829,792


  Property, plant and equipment, net                              1,886,266           1,617,769

  Investment in joint venture                                       197,917             197,917
  Goodwill, net                                                   1,199,560           1,209,051
  Patent costs, net                                                 130,329             129,582
  Receivable from joint venture                                     202,492             220,656
  Other assets                                                       49,114              44,114
                                                             --------------      --------------

Total assets                                                   $ 10,625,859        $ 11,248,881
                                                             ==============      ==============

See accompanying notes.

                           Ion Laser Technology, Inc.



                                                                June 30,           March 31,
                                                                  1996                1996
                                                             --------------      --------------
Liabilities and shareholders' equity

Current liabilities:

  Notes payable                                              $       5,451       $     676,340
  Accounts payable                                                 258,146             329,037
  Accrued expenses                                                 329,127             665,642
  Accrued warranty costs                                            94,596              97,497
  Current portion of long-term debt                                 17,204              16,864
                                                             --------------      --------------

Total current liabilities                                          704,524           1,785,380


  Long-term debt less current portion                              815,529             819,890
  Redeemable common stock; 150,000 shares issued and
    outstanding at March 31, 1996                                  338,540             338,540


Shareholders' Equity:

Common stock, $.001 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares - 5,185,830                          5,073               4,934

  Additional paid-in capital                                     8,797,815           8,469,829
  Retained earnings (deficit)                                       14,709            (119,361)
  Cumulative translation adjustment                                (50,331)            (50,331)
                                                             --------------      --------------

Total shareholders' equity                                       8,767,266           8,305,071
                                                             --------------      --------------

Total liabilities and shareholders' equity                   $  10,625,859       $  11,248,881
                                                             ==============      ==============

See accompanying notes.

                           Ion Laser Technology, Inc.

        Unaudited Consolidated Condensed Statements of Operations

                              Three Months Ended


                                                    June 30,            June 30,
                                                      1996                1995
                                                 --------------      --------------


Net sales                                          $  1,398,492       $  1,029,701

Cost of products sold                                   572,441            660,044
                                                 --------------      --------------

Gross margin                                            826,051            369,657

Selling and administrative expenses                     701,158            298,569

Research and development expenses                        33,106             28,341
                                                 --------------      --------------
                                                         91,787             42,747

  Other income (expense)                                 42,283            (32,041)
                                                 --------------      --------------
Income before income taxes                              134,070             10,706

Income tax (expense) benefit                                  -                   -
                                                 --------------      --------------
Net income                                         $    134,070      $      10,706
                                                 ==============      ==============

Earnings (loss) per common share                   $        .03        $        .01
                                                 ==============      ==============


See accompanying notes

                           Ion Laser Technology, Inc.

            Unaudited Consolidated Condensed Statements of Cash Flows

                               Three months ended


                                                              June 30,            June 30,
                                                                1996                1995
                                                           --------------      --------------

Operating activities
Net income (loss)                                          $     134,070       $      10,706
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
  Depreciation and amortization                                   48,906              39,380
  Provision for losses on accounts receivable                      4,616                   -
  Changes in operating assets and liabilities
    Accounts receivable                                         (169,369)           (100,803)
    Inventories                                                 (434,843)            (17,579)
    Prepaid expenses                                             (78,446)             36,088
    Other assets                                                  (5,000)             (1,034)
    Accounts payable and accrued liabilities                    (407,406)             (5,015)
    Accrued warranty costs                                        (2,901)             12,596
    Income taxes payable                                             426                   -
                                                           --------------      --------------
Net cash provided (used) by operating activities                (909,945)            (25,661)


Investing activities
Patent costs                                                      (1,365)                  -
Additions to property, plant and equipment                      (307,294)            (16,591)
                                                           --------------     ---------------
Net cash used in investing activities                           (308,659)            (16,591)


Financing activities
Proceeds from issuance of debt                                                         4,402
Payments on debt                                                (674,910)             (5,109)
Proceeds from sale of common stock                               328,125                   -
                                                           --------------      --------------
Net cash provided (used) by financing activities                (346,785)               (707)
                                                           --------------      --------------

Net increase (decrease) in cash and cash equivalents          (1,565,389)            (42,959)
Cash and cash equivalents at beginning of period               5,081,912              82,440
                                                           --------------      --------------
Cash and cash equivalents at end of period                  $  3,516,523        $     39,481
                                                           ==============      ==============

See accompanying notes.

                           Ion Laser Technology, Inc.
        Notes to Unaudited Consolidated Condensed Financial Statements

                                 March 31, 1996

1.     Accounting Policies

Basis of Presentation

The unaudited, consolidated, condensed financial statements of Ion Laser Technology, Inc. (the "Company"), as of June 30, 1996 and March 31, 1996 and for the three months ended June 30, 1996 and 1995 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1996.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each fiscal year. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding were 3,949,695 and 5,282,660 at June 30, 1996 and 1995, respectively.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current period presentation.

2.     Inventories

Inventories consist of the following:

                             June 30,          March 31,
                               1996               1996
                          ------------        ------------
          Raw materials    $   467,417         $   512,604
          Work in progress     796,461             445,726
          Finished goods       519,826             390,531
                          ------------        ------------
                           $ 1,783,704         $ 1,348,861

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales for the three months ended June 30, 1996, exceeded those for the same quarter of the previous year by $369,000 or 36%. This increase is due to sales related to the introduction of the Brite Smile Laser Whitening product line during the fourth quarter of fiscal 1996. Total dental sales accounted for approximately $942,000 for the quarter or 67% of total sales. This compares to $454,000 or 44% for the quarter ended June 30, 1995.

The Company's gross margin increased from 36% in the prior period to 59% in the quarter ended June 30, 1996, as margins on both the laser whitening systems and whitening chemicals have exceeded those on other products sold by the Company.

Selling and administrative expenses increased from 28% of net sales to 50% of net sales during the quarter. This increase is due largely to expenses incurred in the initial marketing of the new laser tooth whitening systems. The Company also incurred significant expenses associated with the move of its tooth whitening chemical division during the quarter. Although Management plans to continue to invest heavily in marketing and advertising, management does not anticipate long-term expenditures of selling and administrative expenses at rates equal to 50% of revenues. Research and Development expenses increased slightly, although much of the Company's research and development is being done in conjunction with United Technologies and much of this does not translate to an expense on the income statement.

Other Income increased, as other expenses decreased, due to the payoff of the Company's line of credit and the interest received on the Company's cash reserves.

Liquidity and Capital Resources

The Company's cash position declined during the quarter in the amount of $1,565,389. The Company used $909,945 in its operations. Amounts spent in operations included an increase in receivables as sales increased, and increase in inventory for the purpose of increasing production capability and a reduction in accounts payable.

Investing activities used $308,659. The Company invested in computer and production equipment, a trade show booth, and furniture and facilities during the quarter.

Financing activities used $346,785. This was due to the payoff of the Company's line of credit. The Company received cash from certain individuals who exercised options to purchase the Company's common stock during the quarter.

Part II.     Other Information

No material matter occurred during the three months ended June 30, 1996 that requires disclosure in Part II of this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION LASER TECHNOLOGY, INC.




Date:  August 18, 1996
     ---------------------------





 /s/ Dean E. Hutchings
- -----------------------------
Dean E. Hutchings
Chief Financial Officer