Form 10QSB
period 1996-09-30
ION LASER TECHNOLOGY INC
filed 1996-11-14
CIK 866734

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-QSB

     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from to

     Commission file number 1-11064


                           ION LASER TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)


           UTAH                                               87-0410364
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


     3828 South Main Street
     Salt Lake City, Utah                               84115
     (Address of principal executive offices)           (Zip Code)


                                  (801) 262-5555
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock of the issuer outstanding as of September 30, 1996 was 5,273,330.

                            ION LASER TECHNOLOGY, INC.
                              INDEX TO FORM 10-QSB


                                                                      Page
                                                                    -------

PART I.     FINANCIAL INFORMATION

  Item 1.         Financial Statements

         Unaudited Consolidated Condensed Balance Sheets
         as of September 30, 1996 and March 31, 1996.                1-2

         Unaudited Consolidated Condensed Statements
         of Operations for the six months and
         three months ended September 30, 1996 and
         September 30, 1995.                                           3

         Unaudited Consolidated Condensed Statements of
         Cash Flows for the six months and three months ended
         September 30, 1996 and September 30, 1995.                    4

         Notes to Unaudited Consolidated Condensed Financial
         Statements.                                                   5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations              6

PART II.  OTHER INFORMATION                                            7

Signature Page                                                         8

                           Ion Laser Technology, Inc.

               Unaudited Consolidated Condensed Balance Sheets


Assets                                    September 30,             March 31,
                                             1996                     1996
                                          -------------          -------------
Current assets:
  Cash and cash equivalents               $ 2,954,445             $ 5,081,912
  Accounts receivable, less allowance
  of $45,277 and $40,000
  March 31, 1996 and September 30,
  1996 respectively                         1,150,971               1,253,458
  Inventories                               2,390,123               1,348,861
  Prepaid expenses                            140,767                 125,997
  Income tax refund receivable                 19,138                  19,564
                                          ------------           -------------
Total current assets                        6,655,444               7,829,792

Property, plant and equipment, net          2,303,638               1,617,769

Investment in joint venture                   197,917                 197,917
Goodwill, net                               1,173,929               1,209,051
Patent costs, net                             316,494                 129,582
Receivable from joint venture                 212,805                 220,656
Other assets                                   43,521                  44,114
                                          -----------              -----------
Total assets                              $10,903,748             $11,248,881
                                          ===========             ============

See accompanying notes.

                             Ion Laser Technology, Inc.

                                         September 30,              March 31,
                                              1996                     1996
                                         -------------            ------------
Liabilities and shareholders' equity

Current liabilities:
  Notes payable                            $   1,286              $   676,340
  Accounts payable                           562,382                  329,037
  Accrued expenses                           257,724                  665,642
  Accrued warranty costs                      47,402                   97,497
  Current portion of long-term debt           19,166                   16,864
                                         -------------            ------------
Total current liabilities                    887,960                1,785,380

Long-term debt - less current portion        804,000                  819,890
Redeemable common stock; 150,000 shares
  issued & outstanding at September 30,
  1996 and March 31, 1996                    338,540                  338,540


Shareholders' Equity:

Common stock, $.001 par value:
  Authorized shares   50,000,000               5,123                    4,934
  Issued and outstanding shares -
    September 30, 1996 - 5,273,330
    March 31, 1996 - 4,933,630


Additional paid-in capital                 8,829,015                8,469,829

Retained earnings (deficit)                   89,441                 (119,361)

Cumulative translation adjustment            (50,331)                 (50,331)
                                        --------------           -------------


Total shareholders' equity                 8,873,248                8,305,071
                                        --------------           -------------

Total liabilities and shareholders'
equity                                  $ 10,903,748             $ 11,248,881
                                        ==============           =============


See accompanying notes.

                           Ion Laser Technology, Inc.
         Unaudited Consolidated Condensed Statements of Operations

                                    For Six Months Ended                  For Three Months Ended
                              ---------------------------------     ---------------------------------
                                 Sept. 30,         Sept. 30,           Sept. 30,          Sept. 30
                                   1996               1995               1996               1995
                              --------------     --------------     --------------     --------------
Net sales                      $  3,354,010       $  1,835,651       $  1,955,518       $   805,950

Cost of products sold             1,714,612          1,233,349          1,325,736           573,306

Selling and administrative        1,412,647            557,983            536,200           259,414
 expenses

Research and development            100,035             51,235             58,653            22,894
 expenses                      --------------     --------------     --------------     -------------
                                    126,716             (6,916)            34,929           (49,664)

      Other income (expense)         82,086            (60,901)            39,803           (28,860)
                               --------------     --------------     --------------     -------------
Income (loss) before income         208,802            (67,817)            74,732           (78,524)
 taxes

Income tax (expense) benefit            -                  -                  -                 -
                               --------------     --------------     --------------     -------------
Net  income (loss)                  208,802          $ (67,817)           $74,732        $  (78,524)
                               ==============     ==============     ==============     =============

Earnings (loss) per common
 share                                  .04             $ (.02)               .02        $    (.02)
                               ==============     ==============     ==============     =============


See accompanying notes.

                            Ion Laser Technology, Inc.
          Unaudited Consolidated Condensed Statements of Cash Flows
                          For the six months ended:


                                                           Sept. 30,         Sept. 30,
                                                             1996               1995
                                                        --------------     --------------
Operating activities

Net income (loss)                                            208,802            (67,817)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

  Depreciation and amortization                              100,972             74,230

  Provision for losses on accounts receivable                  5,277              5,466

  Changes in operating assets and liabilities:

     Accounts receivable                                      105,06            (72,198)

     Inventories                                          (1,041,262)           (10,530)

     Prepaid expenses                                        (14,770)            51,057

     Other assets                                                593            (14,713)

     Accounts payable and accrued liabilities               (174,573)           (71,343)

     Accrued warranty costs                                  (50,095)            17,347

     Income taxes payable                                        426                  -
                                                        --------------      --------------
Net cash provided by (used in) operating activities         (859,569)           (88,501)
                                                        --------------      --------------
Investing activities

Patent costs                                                (188,839)            (8,421)

Goodwill                                                       6,696                  -

Additions to property, plant and equipment                  (756,488)           (23,450)
                                                        -------------       --------------
Net cash (used in) investing activities                     (938,631)           (31,871)
                                                        -------------       --------------

Financing activities

Payments on debt                                            (688,642)           (24,893)

Proceeds from sale of common stock                           359,375            100,000
                                                        -------------       --------------
Net cash provided by (used in) financing activities         (329,267)            75,107
                                                        -------------       --------------

Net increase (decrease) in cash and cash equivalents      (2,127,467)           (45,265)

Cash and cash equivalents at beginning of period           5,081,912             82,440
                                                        -------------       --------------
Cash and cash equivalents at end of period                 2,954,445         $   37,175
                                                        =============       ==============

See accompanying notes.

                           Ion Laser Technology, Inc.
       Notes to Unaudited Consolidated Condensed Financial Statements
                              September 30, 1996

1.   Accounting Policies

Basis of Presentation

The unaudited, consolidated, condensed financial statements of Ion Laser Technology, Inc. ("The Company") as of September 30, 1996 and March 31, 1996 and for the six months and three months ended September 30, 1996 and 1995 were prepared by the Company without audit, in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1996.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding was 5,282,660 and 4,021,640 at September 30, 1996 and 1995, respectively.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current period presentation.

2.   Inventories

     Inventories consist of the following:

                                     Sept. 30,          March 31,
                                        1996               1996
                                   -------------     --------------
          Raw materials               $ 841,644         $  512,604
          Work in progress              833,553            445,726
          Finished goods                714,926            390,531
                                    -------------     --------------
                                    $ 2,390,123         $1,348,861
                                    =============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Sales for the six months ended September 30, 1996, exceeded those of the six months ended September 30, 1995 by $1,518,359 or 83%. Sales for the quarter ended September 30, 1996, exceeded those of the prior year by $1,149,568 or 143%. The increase in sales for the quarter and the six months is largely due to sales of laser tooth whitening products which accounted for $0 in the prior year, but accounted for $1,838,000 and $1,252,000 for the six and three month periods ended September 30, 1996 respectively. Laser tooth whitening sales account for 54% and 64% of the Company's sales for the six and three month periods respectively. The management of the Company realizes that there are significant growth opportunities in this and other dental laser markets, and an effort has been and will continue to be made to use the resources of the Company to increase its sales in these markets.

     Industrial sales declined for the six and three months ended
September 30, 1996 at a rate of 21% and 25% respectively as the Company is refocusing its resources towards the dental market.

     The Company's gross margin percentage rose from 33% to 49% for the six month period and from 29% to 32% for the quarter. This increase is due to the increased margins associated with the sale of tooth whitening products.

     Selling and administrative expenses increased $276,786 for the quarter due to an increase in marketing costs associated with new marketing campaigns for the laser whitening products. Increased costs in marketing are expected to continue for several more quarters as the Company's strategy is to promote its Britesmile laser tooth whitening products as superior to other competitive products. Marketing campaigns are directed at both the dental professional and the consumer markets.

     The Company had a net profit of $208,802 and $74,732 during the six months and three months ended September 30, 1996 respectively compared to a net loss of ($67,817) and ($78,523) for the same periods of the previous year.

Liquidity and Capital Resources

     The Company used $2,127,467 in cash during the six months ended September 30, 1996. Of this amount, $859,569 was used in operating activities. Inventory increased $1,041,262. This increase was largely due to the purchase and manufacture of inventory related to the Company's laser tooth whitening products. Investing activities used $938,631. Of this amount, $756,488 was used for the purchase of manufacturing equipment used to increase manufacturing capacity; computer equipment and software, including updating workstations and the Company's network system; also the Company is in the midst of remodeling its facilities in Salt Lake City to allow for increased production capacity and to include a laser tooth
whitening training center at this facility.    Financing activities used
$329,267. Debt of $688,642 was paid off during the period. Much of this was the pay down of the Company's line of credit.

     The Company's working capital (current assets minus current liabilities) is $5,767,484. Its current ratio (current assets divided by current liabilities) improved from 4.39 to 7.50 during the six month period. The Company's quick ratio (cash and accounts receivable divided by current liabilities) increased from 3.55 to 4.62 during the period.


 Part II.  Other Information

No material matter occurred during the six months ended September 30, 1996 that requires disclosure in Part II of this filing.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ion Laser Technology, Inc.


  Date:  November 13, 1996          /s/  Dean E. Hutchings
       --------------------        --------------------------
                                   Dean E. Hutchings
                                   Chief Financial Officer