Form 10QSB
period 1996-12-31
ION LASER TECHNOLOGY INC
filed 1997-02-14
CIK 866734

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .

Commission file number 1-11064


                           ION LASER TECHNOLOGY, INC.
    ........................................................................
       (Exact name of small business issuer as specified in its charter)


               UTAH                                       87-0410364
     ............................                  ..........................
     (State or other jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)                Identification No.)



                           3828 South Main Street
                         Salt Lake City, Utah  84115
             ........................................................
              (Address of principal executive offices with Zip Code)

                               (801) 262-5555
                      ................................
                        (Issuer's telephone number)

            .......................................................
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of December 31, 1996 was 5,280,830.

Transitional Small Business Disclosure Format
(Check One)
Yes [ ] No [X]

Item 1.  Financial Statements

                          Ion Laser Technology, Inc.
              Unaudited Consolidated Condensed Balance Sheets




                                                       December 31,          March 31,
                                                           1996               1996
                                                      --------------    --------------
Assets
Current assets:
    Cash and cash equivalents                         $     894,444     $   5,081,912
    Accounts receivable, less allowance
      of $33,000 and $40,000 at December 31, 1996
      and March 31, 1996  respectively                    1,873,845         1,253,458
    Inventories                                           2,976,615         1,348,861
    Prepaid expenses                                        195,460           125,997
    Income tax refund receivable                             20,515            19,564
                                                      --------------    --------------
Total current assets                                      5,960,879         7,829,792

Property, plant and equipment, net                        2,619,375         1,617,769

Investment in joint venture                                 197,917           197,917
Goodwill, net                                             1,159,600         1,209,051
Patent costs, net                                           452,071           129,582
Receivable from joint venture                               232,945           220,656
Other assets                                                  3,286            44,114
                                                      --------------    --------------
Total assets                                          $  10,626,073     $  11,248,881
                                                      ==============    ==============

                             See accompanying notes.

                           Ion Laser Technology, Inc.



                                                       December 31,        March 31,
                                                           1996               1996
                                                      --------------    --------------
Liabilities and shareholders' equity
Current liabilities:
    Notes payable                                     $      67,588     $     676,340
    Accounts payable                                        534,343           329,037
    Accrued expenses                                        162,539           665,642
    Accrued warranty costs                                   79,742            97,497
    Current portion of long-term debt                        31,216            16,864
                                                      --------------    --------------
Total current liabilities                                   875,428         1,785,380


Long-term debt less current portion                         831,971           819,890

Redeemable common stock; 150,000 shares issued
  & Outstanding at March 31, 1996                              -              338,540

Shareholders' Equity:
Common stock, $.001 par value:
    Authorized shares - 50,000,000                            5,281             4,934
    Issued and outstanding shares -
      December 31, 1996 - 5,280,830
      March 31, 1996 - 4,933,630
Additional paid-in capital                                9,176,772         8,469,829
Less: Cost of 118,875 shares treasury stock                (400,000)             -
Retained earnings (deficit)                                 186,952          (119,361)
Cumulative translation adjustment                           (50,331)          (50,331)
                                                      --------------    --------------

Total shareholders' equity                                8,918,674         8,305,071
                                                      --------------    --------------

Total liabilities and shareholders' equity            $  10,626,073     $  11,248,881
                                                      ==============    ==============

                            See accompanying notes.

                          Ion Laser Technology, Inc.

         Unaudited Consolidated Condensed Statements of Operations



                                            For nine months ended               For three months ended
                                       --------------------------------    --------------------------------
                                         Dec. 31,           Dec. 31,         Dec. 31,           Dec. 31,
                                           1996               1995             1996               1995
                                       --------------    --------------    --------------    --------------

Net sales                              $   5,458,871     $   2,844,697     $   2,097,646     $   1,009,046

Cost of products sold                      2,690,320         1,919,628           984,337           686,278

Selling and administrative expenses        2,346,831           818,158           924,749           260,174

Research and development expenses            193,936            79,868            93,901            28,634
                                       --------------    --------------    --------------    --------------
                                             227,784            27,043            94,659            33,960

Other income (expense)                        78,528           (85,323)           (3,558)          (24,422)
                                       --------------    --------------    --------------    --------------
Income (loss) before income taxes            306,312           (58,280)           91,101             9,538

Income tax (expense) benefit                    -                 -                 -                 -
                                       --------------    --------------    --------------    --------------
Net income (loss)                      $     306,312     $    ($58,280)    $      91,101     $       9,538
                                       ==============    ==============    ==============    ==============

Earnings (loss) per common share       $        0.06     $       (0.01)    $        0.02     $        0.01
                                       ==============    ==============    ==============    ==============

                            See accompanying notes.

                          Ion Laser Technology, Inc.

           Unaudited Consolidated Condensed Statements of Cash Flows

                                                                                 Nine Months Ended:
                                                                          --------------------------------
                                                                           December 31,      December 31,
                                                                               1996              1995
                                                                          --------------    --------------
Operating activities
Net income (loss)                                                         $     306,313     $     (58,280)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                              162,139           108,091
     Provision for losses on accounts receivable                                  7,004             7,974
Changes in operating assets and liabilities:
     Accounts receivable                                                       (639,680)          (33,346)
     Inventories                                                             (1,627,754)           89,564
     Prepaid expenses                                                           (69,463)          (48,380)
     Other assets                                                                40,828            11,989
     Accounts payable and accrued liabilities                                  (297,797)         (379,833)
     Accrued warranty costs                                                     (17,755)              759
     Income taxes payable                                                          (951)             -
                                                                          --------------    --------------
Net cash provided by (used in) operating activities                          (2,137,116)         (301,462)
                                                                          --------------    --------------

Investing activities
Patent costs                                                                   (325,724)          (11,220)
Additions to property, plant and equipment                                   (1,111,059)          (56,250)
                                                                          --------------    --------------
Net cash (used in) investing activities                                      (1,436,783)          (67,470)
                                                                          --------------    --------------

Financing activities
Payments on debt                                                               (582,319)         (167,259)
Proceeds from sale of common stock                                              368,750           631,252
Payments for purchase of common stock                                          (400,000)             -
                                                                          --------------    --------------
Net cash provided by (used in) financing activities                            (613,569)          463,993
                                                                          --------------    --------------

Net increase (decrease) in cash and cash equivalents                         (4,187,468)           95,061
Cash and cash equivalents at beginning of period                              5,081,912            82,440
                                                                          --------------    --------------
Cash and cash equivalents at end of period                                $     894,444     $     177,501
                                                                          ==============    ==============

                           See accompanying notes.

    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          December 31, 1996

1.   Accounting Policies

Basis of Presentation

The unaudited, consolidated, condensed financial statements of Ion Laser Technology, Inc. (the "Company") as of December 31, 1996 and March 31, 1996 and for the nine months and three months ended December 31, 1996 and 1995 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1996.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding were 5,564,330 and 3,867,966 at December 31, 1996 and 1995, respectively.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current presentation.

2.     Inventories

Inventories consist of the following:

                                        December 31,            March 31,
                                           1996                   1995
                                        ------------           ------------
                 Raw materials          $1,258,950             $  512,604
                 Work in progress        1,137,165                445,726
                 Finished goods            580,500                390,531
                                        ------------           ------------
                                        $2,976,615             $1,348,861


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     Sales for the quarter ended December 31, 1996 totaled $2,097,646. This is an increase from the quarter ended December 31, 1995 of $1,088,600 or 107%. Sales for the nine months ended December 31, 1996 were $5,458,871 compared to $2,844,697 one year ago. This is a change in year to date sales for the nine month period of $2,614,174 or a 92% increase over the same nine-month period during the previous fiscal year. The increase in sales for the third quarter and the nine months is due to increased laser tooth whitening sales which accounted for $1,286,331 during the quarter and $3,520,897 for the nine month period ending December 31, 1996. The Company had no sales of tooth whitening products in fiscal 1995. The increase in laser tooth whitening sales accounts for 61% and 64%, respectively, of the Company's sales for the three and nine month periods. This is a direct reflection of the Company's shift from the industrial laser market to the dental and tooth whitening market for its products. Management of the Company believes there are significant growth opportunities in this and other dental cosmetic markets and an effort has been made to focus the resources of the Company to increase sales in these market areas. Although the Company had significant increases in sales during the third quarter and the nine month period ending December 31, 1996, performance for these periods is not necessarily indicative of performance that may be expected or achieved in future periods. In addition, the Company has noticed increasing competition in the laser tooth whitening industry and may be required to seek to enforce and protect its proprietary rights in its technology at great expense as competition increases. This would adversely affect results of operations.
See "Forward-looking Statements and Certain Risk Factors," below.

     The Company's gross margin percentage rose from 32% to 53% for the third fiscal quarter and from 33% to 51% for the nine month period. The increase is due primarily to increased margins associated with the sale of laser tooth whitening products as opposed to the lower profit margins of the Company's previously emphasized industrial laser manufacturing business.

     Selling and administrative expenses increased $664,575 during the third quarter due to an increase in marketing costs associated with the preparation and roll-out of marketing campaigns for the Company's laser tooth whitening products. During the nine months ended December 31, 1996 selling, general and administrative expenses were $2,346,831 compared to $818,158 for the same period in 1995. This increase is attributable primarily to the increased cost of advertising and promotion of the Company's laser tooth whitening business launched during the fourth quarter of fiscal 1995 and continuing throughout the first three quarters of fiscal 1996. Management expects the Company will continue to spend significant sums on advertising and promotional expenses over the next several months as it makes an effort to increase its market share of the laser tooth whitening business. The Company's objective in such advertising campaign is to promote its BriteSmile products and brand names to both dentists and consumers as superior to competitive products. A large part of this marketing campaign is aimed at advertising in specific geographic markets where the Company's sales efforts are being directed.

     Research and development within the Company and under its Technology Development Agreement with United Technologies continues to be important to the Company. During the third quarter the Company filed for FDA clearance of a new dental composite curing device. Further development efforts will continue in future periods.

     The Company had a net profit during the fiscal quarter ended December 31, 1996 of $91,101. The profit for the nine month period ending December 31, 1996 was $306,312. This compares to a net loss of ($9,538) during the third quarter of 1995 and a net profit of $58,280 for the nine months ending December 31, 1995. The Company expects profits to continue to increase in future periods provided that the Company is able to overcome certain quality control and warranty problems discussed below, and, provided, further, that the Company continues to compete effectively with the increasing competition in the laser tooth whitening industry. There can be no assurance, however, that such trends in profitability will continue. The Company's business, its results of operations, and its profitability are affected by risks and hazards outside the control of management (see "Forward Looking Statements" and "Risk Factors" below).

Liquidity and Capital Resources

     The Company used $4,187,468 in cash during the nine months ended December 31, 1996 compared to providing cash during the same period in 1995 totaling $463,993. The cash provided during the first nine months of fiscal 1995 was obtained primarily from the sale of stock. During fiscal 1996, the Company also redeemed $400,000 worth of its own stock. Of the cash used in the first nine months of fiscal 1996, a total of $2,137,116 was used in operating activities. An increase of $639,680 in accounts receivable for the nine-months was due to increased sales volume during the period and represents credit sales booked but not yet collected at December 31, 1996. Inventory increased during the nine-month period by $1,627,754. This increase in inventory was largely due to increased demand for and manufacture of inventory related to the Company's laser tooth whitening products. The decrease in accounts payable and accrued liabilities is the result of payment of expenses accrued as of March 31, 1996 in connection with capital raising activities of the Company, which were paid during the nine months ended December 31, 1996. Investing activities of the Company used $1,436,783 during the period. Of this sum, $1,111,059 was used for the purchase of new manufacturing equipment to increase manufacturing capacity, as well as the purchase of computer equipment and software, updating work stations, and the Company's network system. The Company is also presently remodeling its facilities in Salt Lake City to increase production capacity and to construct a laser tooth whitening training center at its headquarters facility. It is anticipated that the remodeling will be completed during the fourth quarter of this fiscal year. Financing activities used $613,569 in the nine months ending December 31, 1996 compared to cash provided from financing activities during the same fiscal period in 1995 totaling $463,993 which resulted primarily from the sale of stock upon exercise of option agreements and from payments made by United Technologies under a Technology Development Agreement. The Company repurchased $150,000 of stock during the third quarter of fiscal 1996 under that agreement.

     During the nine months ending December 31, 1996 the Company paid off $582,319 in short-term debt. Most of the reduction in debt was the pay-down of the Company's line of credit. The Company is presently negotiating with a bank to obtain a new line of credit which would permit the Company to refinance its mortgage and other long-term debt and provide the Company with an additional source of financing for future operations.

     The Company's working capital (current assets minus current liabilities) at December 31, 1996 was $5,085,451. Its current ratio (current assets divided by current liabilities) improved from 4.38 at December 31, 1995 to
6.81 as of December 31, 1996. The Company believes cash provided by operations, current cash reserves and bank borrowings or other forms of debt or equity financing will be adequate for at least the next twelve months.

Forward Looking Statements and Certain Risk Factors

     Statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such statements. The Company cautions that actual results could differ materially from those in such forward looking statements. Among other things, the Company's business and its results of operations may be affected by factors which could cause actual results to differ materially from those described in the forward looking statements contained in this report. Such factors include, but are not limited to, the following:

     Government Regulation. The Company's products are subject to the provisions of the Federal Food, Drug and Cosmetic Act (the "Act") and the Safe Medical Devices Amendment of the Act. The Act is administered by the Food and Drug Administration ("FDA") and similar laws are administered by similar agencies in other countries. The Act generally classifies medical devices into categories, and establishes varying degrees of labeling and marketing clearance procedures. The Company is subject to FDA standards and procedures governing the manufacture of medical devices and to FDA inspection for compliance with such standards. The Company has obtained FDA clearance for
the use of its lasers in the tooth whitening process.   The Company is
required to manufacture its regulated products in accordance with Good Manufacturing Procedures ("GMP") and is subject to periodic audits by the FDA. In addition, the use of the Company's products may be regulated by various state agencies. Although the Company believes it has been and is now in compliance with the FDA's rules and GMP, there can be no assurance that the Company's products will be able to comply successfully with any such requirements or regulations.

     Federal and state regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what material impact, if any, such changes might have on its business. In addition, the introduction of the Company's products in foreign markets will require obtaining foreign regulatory clearances. There can be no assurance that the Company will be able to obtain regulatory clearances for all of its products in the U.S. or in foreign markets. Although the Company believes that it will continue to be able to comply with all applicable regulations of the FDA, including GMP guidelines, current regulations depend heavily on administrative interpretations, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

     Many dentists who have acquired and who desire to acquire the Company's laser tooth whitening system also desire to utilize a dental hygienist and/or dental technician to perform many aspects of the laser tooth whitening procedure. The dental licensing boards or similar regulatory bodies in several states of the United States have recently promulgated or proposed rules which prohibit dental hygienists and/or dental technicians from operating or using lasers in connection with dental procedures, including tooth whitening procedures. Dental licensing boards or similar regulatory bodies in other states and countries can and may adopt similar rules, the effect of which is to discourage some dentists from acquiring the Company's laser tooth whitening system because they are not able to utilize less expensive employees and staff (dental hygienists and/or dental technicians) for a significant portion of the laser tooth whitening procedure. The Company has determined to challenge rules adopted by states prohibiting dental hygienists and/or dental technicians from operating laser equipment in tooth whitening procedures. Further, the Company has determined to initiate rulemaking procedures in other states which would expressly allow dental hygienists, and in some cases, dental technicians, to utilize lasers in tooth whitening procedures. However, there can be no assurance that the Company's efforts opposing rules prohibiting dental hygienists and/or dental technicians from operating lasers in tooth whitening procedures or advancing rules allowing such will be successful. To the extent that state licensing boards or similar regulatory bodies in a majority of the states of the United States and/or in foreign countries adopt rules prohibiting dental hygienists and/or dental technicians from operating lasers in tooth whitening procedures, the Company believes that the appeal of its laser tooth whitening products as a significant profit center for dentists engaged in cosmetic dentistry practices will be reduced.

     Technological Obsolescence. The business of designing and manufacturing technical products such as lasers is characterized by rapid technological change. In addition, there is increasing competition in the creation and manufacture of tooth whitening compounds used in the tooth whitening
process.   Although the Company has obtained or applied for patents on certain aspects of its technology and processes used by it, there can be no assurance that the Company's competitors will not develop or manufacture products technologically superior to those of the Company. The Company also relies upon trade secrets and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to unpatented trade secrets. The Company requires its key employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company.

     Competition. The Company operates in a highly competitive industry and competes with firms which may have greater financial resources, broader experience and more substantial marketing operations than the Company. Other laser manufacturers have also begun to market and use lasers in the tooth whitening process. Although the Company believes its process to be superior to those of its competitors, there can be no assurance that the Company will be able to effectively compete with larger, better financed companies in the same industry.

     Product Liability. Manufacturers and distributors of products used in the medical industry are from time to time subject to lawsuits alleging product liability, negligence or related theories of recovery, which have become an increasingly frequent risk of doing business in these industries. Although lawsuits may arise or claims may be asserted based on product liability or other legal theories against the Company, all such actions have been insured against and there are no such actions pending. While the Company does not anticipate any such lawsuits, there can be no assurance that the Company will not be subjected to claims for and suffer substantial losses arising out of the use of any of its products which may be defective. Such claims and losses, and the expense of defending against such claims, would be costly and could have a materially adverse effect on the Company's results of operations. Although the Company presently maintains product liability insurance coverage, there can be no assurance that such coverage will be available for such risks in the future or that, if available, it would prove sufficient to cover potential claims or that the present amount of insurance can be maintained in force at an acceptable cost. Furthermore, the assertion of such claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company, its business reputation and its operations.

     Dependence Upon Market Acceptance of Company's Products. The Company's ability to expand its product line and market its new products and processes (including the BriteSmile process) will depend upon the willingness of potential customers to purchase the products, in many instances to replace products presently purchased from the Company's competitors. In addition, there can be no assurance that any new products or technologies developed or acquired by the Company, including those currently being developed by the Company, will be accepted by the industry. The Company currently has limited marketing capabilities and will need to hire additional sales and marketing personnel for the new products. There can be no assurance that any sales and marketing effort undertaken by the Company will be successful. Furthermore, marketing is expensive and amounts spent to promote the products and processes of the Company will affect its results of operations.

     Dependence on Patents and Proprietary Rights. The Company has several United States patents and has filed additional patent applications in the U.S. Patent and Trademark Office. These patents and pending applications relate to the Company's multiplexer, collinated beam delivery system for composite curing, laser resonator, krypton or "mixed gas" ion laser device, and the BriteSmile process. The Company believes patents and proprietary rights have been and will continue to be important in enabling the Company to compete. However, there can be no assurance that the pending patents will issue or, if they do issue, that they and the other patents of the Company will not be challenged or circumvented or will provide the Company with any competitive advantages or that any patents will issue from pending patent applications. Failure to obtain patents in certain foreign countries may materially adversely affect the ability of the Company to compete effectively in certain international markets. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company may become involved from time to time in litigation to determine the enforceability, scope and validity of proprietary rights. Any such litigation could result in substantial cost to the Company and divert the efforts of its management and technical personnel and adversely affect results of operations.

     Risks of Foreign Sales; Foreign Operations. The Company's expanded marketing strategy includes increased marketing of its products in foreign countries. Accordingly, the Company's business is subject to many of the risks of international operations, including tariff restrictions, foreign currency fluctuations, currency control regulations, competing or conflicting manufacturing standards, government regulation and approval policies for medical testing and therapy devices and licensing requirements. In addition to the foreign sales activity of the Company, since 1989 the Company has been engaged in manufacturing operations in Shanghai, China, through its wholly-owned subsidiary, Ion Laser Technology Development Company and its ownership in Shanghai Laser Technology Company, a Chinese joint venture. The joint venture manufactures and sells lasers to markets in China and other parts of the world. In recent years, the political and economic climate in China has been subject to volatile change. Political and economic changes in the future could adversely affect the Company's investment in the joint venture.

     Recent Net Loss; Possible Future Losses. Although the Company realized a modest net profit in its last fiscal year, the Company realized net losses in prior years. The Company's operations continue to use significant amounts of cash as the Company endeavors to promote its BriteSmile tooth whitening
products and services.   Although the Company has experienced revenue growth
since its inception, there can be no assurance that such growth will continue or that net losses will not be incurred in future operating periods.

     Backlog; Quality Assurance. The Company has recently increased its production capacity and is in the process of adding to that capacity at its Salt Lake City facility. The increased demand for its lasers and for the chemical reagents used in the tooth whitening process resulting from increased sales activity in this industry has resulted in an increase in orders for the Company's products. Inventories of finished products and work in progress have increased substantially. In the past nine months the Company has experienced delays in delivering some finished products to customers. In some cases there have also been an unusually high number of warranty claims related to delivered product. While some quality assurance problems may reasonably be expected as a new product line is started or as new personnel are hired and trained to meet increasing demand, warranty claims are a significant expense to the Company and the delays caused by backlogs or by quality assurance problems adversely affect operating results. The Company constantly works to improve quality and to reduce backlog, but there can be no assurance that these trends will not continue in the foreseeable future.

     Change in Business Focus. The Company is currently transitioning its business to rely more heavily on the sale of laser tooth whitening chemicals and lasers used in the cosmetic dental market. In addition to the foregoing, factors that may affect the Company's results of operations include the volume and timing of orders received, changes in the mix of product sold, market acceptance of the Company's products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in meeting new product qualifications, the time of research and development, and the timing and extent of expenses related to such research and development.

     As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     There are no legal proceedings involving the Company or any of its directors, officers or affiliates which are required to be discussed in this Report.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.

     On February 11, 1997, the Company announced that Lynn B. Barney,
President and Chief Executive Officer of the Company, would become Vice-Chairman of the Board of Directors and that E. Wyatt Cannady would become President and Chief Executive Officer of the Company, effective the week of February 24, 1997. The Company anticipates that it will enter into a written employment agreement with Mr. Cannady on or before the commencement of his employment with the Company, which employment agreement shall have a term through March 31, 2000. Under the terms of that contract, the Company will pay Mr. Cannady a salary commensurate with his position and with the industry and his compensation package will include incentives such as a cash bonus and stock options, based on performance and term of service. The Company has also agreed that within three (3) months after his employment commences, Mr. Cannady will be named as a member of the Board of Directors of the Company.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ION LASER TECHNOLOGY, INC.


Date: February 11, 1996              /s/ Dean E. Hutchings
      -----------------              --------------------------
                                     Dean E. Hutchings,
                                     Chief Financial Officer