Form 10KSB40
period 1997-03-31
ION LASER TECHNOLOGY INC
filed 1997-06-30
CIK 866734

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or
[ ]       Transition report under section 13 or 15(d) of the
          Securities Exchange Act of 1934  for transition period
          from           to          .

Commission file number 0-17594

                          ION LASER TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

           UTAH                                          87-0410364
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

3828 South Main Street
Salt Lake City, Utah                                        84115
(Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number: (801) 262-5555)

Securities registered under Section 12(b) of the Act:  Common Stock, par value $.001

Name of each exchange on which registered:   American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's net revenues for the fiscal year ended March 31, 1997 were $7,082,546.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 26, 1997 was approximately $36,987,884, based on the closing sale price of the issuer's stock as reported by the American Stock Exchange on such date.

The number of shares of common stock of the Registrant outstanding as of June 26, 1997 was 5,616,427.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
                                      PART I

ITEM 1.    BUSINESS

Introduction

Ion Laser Technology, Inc. ("ILT" or the "Company") develops, manufactures, markets and services dental lasers used in cosmetic, general and periodontal dentistry to allow the dentist to perform non-invasive and minimally invasive procedures that assist in improving the appearance and care of the dental patient. Additionally, ILT develops, manufactures and distributes water-cooled argon and carbon dioxide ("CO2") lasers, and air-cooled argon and krypton ion lasers used in industrial, scientific and medical applications.

In February 1996, the Company was first to receive United States Food and Drug Administration ("FDA") clearance to market laser tooth whitening. In spring 1996, the Company began commercial introduction to the dental market of its proprietary and patent-pending dual-laser tooth whitening system ("BriteSmile Laser Tooth Whitening" or "LTW "), marketed under the
trademark "BriteSmile ."   Thousands of patients have had their smile
brightened with the BriteSmile dual-laser method. The Company is expanding distribution of LTW domestically and internationally, including the reagents used in each patient treatment.

The Company acquired the assets of Brite Smile, Inc., an Alabama corporation ("BSI"), in March 1996, through a wholly-owned subsidiary, BriteSmile, Inc., a Utah corporation ("BriteSmile"). BriteSmile manufactures and distributes laser tooth whitening chemical kits as well as at-home and in-office use tooth bleaching reagents under the BriteSmile brand name and under other trademarks owned by the Company.

The Company's D-2000 CO2 laser system is used as part of LTW system and can also be used with a different power setting for oral soft-tissue surgery to vaporize or sever tissue with minimal blood loss and scarring to offer increased patient comfort, decreased treatment time and decreased post-operative trauma compared to conventional surgical methods not involving the use of lasers. The 6800A-WL argon laser (which replaces the 5500A-WL, 5500ACL, and 5500PCU) is the other half of the dual-laser LTW system which also cures dental composite materials, such as fillings and aesthetic
restorations, eight times faster than traditional curing methods.   ILT
also offers a curing only, low-powered argon laser, the 6800PCL (which replaces the 5500A-PCL).

ILT's products are also used in a variety of industrial and scientific applications: semiconductor manufacturing, photolithography, meteorology, digital storage, materials processing and manufacturing, microscopic research, confocal microscopy, ramon spectroscopy, holography, biostimulation and gene research, laser radar, photo type-setting, disco special effects, planetarium shows, stage shows and high-speed printers.

The Company began as a laser manufacturing concern for the industrial markets and was incorporated in the state of Utah June 7, 1984. It began to focus on the dental market with research and development in 1989. In December 1993, ILT sold its first CO2 laser for dental use, the D1000 for soft tissue applications. In August 1994, the Company introduced the first curing-only argon laser with the proprietary multi-plex system. In April 1995, the first stand along argon laser, upgradeable to a multi-plex system, was introduced.

The primary manufacturing facilities of the Company are located in Salt Lake City, Utah, with some manufacturing conducted at a facility in Shanghai, China known as Ion Laser Shanghai, a joint venture of which the Company owns 26% with rights to own up to 51%.

Recent Business Developments

During the Company's fiscal year ended March 31, 1997, management of the Company focused its resources on expanding its business in the dental market, particularly the laser tooth whitening and composite curing fields.

On May 12, 1997, the Company closed a private placement of 428,572 shares of Common Stock of the Company (the "Shares"), and options to purchase 500,000 shares of Common Stock (the "Options"), pursuant to a Securities Purchase Agreement dated as of May 8, 1997 (the "May 1997 Purchase Agreement"). The total consideration received by the Company for the Shares and the Options in this offering was $3,000,000. The Options are exercisable at any time until the close of business on May 1, 2007, at an exercise price of $9.00 per share. The Shares and Options were sold to two purchasers, Richard S. Braddock, Chairman of the Board of Directors of the Company, and LCO Investments Limited, a corporation organized under the laws of Guernsey, Channel Islands, both of whom were already shareholders of the Company and are either accredited persons or non-U.S. persons as defined by rules promulgated by the SEC under the Securities Act of 1933. The Shares, and the shares of Common Stock underlying the Options, are restricted and may not be transferred or sold, except as permitted by the May 1997 Purchase Agreement, for a period of one year after their acquisition by the purchasers. The Shares, including the shares issuable upon exercise of the Options, are subject to certain piggy-back and demand registration rights, as provided by a separate Registration Rights Agreement between the Company and the purchasers dated as of May 8, 1997.

On June 25, 1997, the Company entered into a binding letter of intent with Dental/Medical Diagnostic Systems, Inc. ("DMD"), an internationally recognized distributor of dental products, including intra-oral cameras. DMD distributes its products through more than 40 exclusive sales representatives in the United States and through international distributors around the world. The arrangement is subject to board approval of both companies and to the execution of a definitive agreement. The principal terms as outlined in the letter of intent provide for DMD to become a non-exclusive distributor of LTW and an exclusive distributor of the Argo HP , the Company's new dental composite curing device.

The Laser Industry Overview

Laser ("Light Amplification by Stimulated Emission of Radiation") technology has been in a constant state of change and evolution since its introduction in the early 1960's. Initially developed primarily for research, industrial and military purposes, a wide variety of medical applications for lasers rapidly emerged. Lasers now are used in a variety of medical applications such as ophthalmology, gynecology, urology, dermatology, plastic surgery, and general surgery. When used in medical procedures, lasers generally are believed to reduce pain and infection, promote more rapid healing, reduce bleeding, reduce scarring, improve precision, and decrease the time necessary to perform medical procedures.

The use of lasers for dental applications has been slower to develop. One reason for this slower development in dental applications is the highly reflective quality of tooth enamel and dentin, which requires a more powerful laser to obtain the desired results. High-powered lasers typically emit more heat, and high levels of heat can harm the pulp of the tooth. This concern has prevented the use of lasers for such applications as cutting tooth enamel, especially in children. However, there are many other dental procedures for which low-powered lasers have been developed, such as the use of the Company's lasers for curing composites used in place of metal fillings, for gingival surgery, and more recently, for tooth whitening procedures.

ILT  Product Lines

Dental Markets

The Company's principal product line includes lasers and other products manufactured for dental applications in three primary areas: composite curing, tooth whitening and soft tissue procedures.

Composite Curing. Composites have become popular substitutes and replacements for amalgams, typically gold and silver, for restoration of cavities. Composites can be color matched to the tooth and do not raise the same safety concerns associated with the removal of metal fillings from the mouth. Composites are typically hardened (cured) using a curing light and, when cured, have the appearance of normal tooth enamel. The light of the argon laser has been determined to cure composites much faster and to produce stronger restorations than traditional curing lights. Since March 1993, the Company has marketed an argon curing laser to the dental profession known as the Precision Curing Laser ("PCL"). The argon curing system sells for approximately $9,500 to $18,000, depending upon the number of operatories the laser supports. In addition to the PCL, the Company has developed a laser handpiece and delivery system for use in the curing process. The PCL generates between 275 and 485 milliwatts of power at the handpiece. Through the use of a multiplexer developed by the Company, a single laser can be used to deliver a beam to as many as four different operatories. The multiplexer uses fiber optics to transmit the beam from the laser unit to each operatory, where a handpiece is activated by depressing a foot pedal. The Company has obtained a patent on the multiplexer and on the collimated beam handpiece used in connection with the PCL.

The Company recently received clearance from the FDA to begin marketing a new device in the United States for composite curing and light-activated tooth whitening. The patent pending device, known as the "Argo HP Sub-Second " ("Argo HP"), utilizes new and proprietary technology to activate light-sensitive dental materials in less than a second. The Argo HP is believed by the Company to be the fastest and most efficient non-laser curing device on the market.

Tooth Whitening - The BriteSmile Process. Dentists use a number of bleaching products to whiten teeth. Most of these products are prescribed by the dentist for home use. Traditional methods of tooth whitening (including some marketed by the Company) include the use of various chemical treatments, some of which require multiple applications, with sometimes limited success. Most recently, one such method known as "power bleaching" has been developed. This method involves coating the teeth with a peroxide solution which hopefully will bleach blemishes from the dental surface. To speed up the bleaching effect, heat is applied using a heat lamp or heating iron. This process can cause discomfort to the patient resulting from penetration of the peroxide to soft tissues in the patient's mouth or from prolonged exposure to the heat source. In addition, the process typically can be performed only on the upper or lower set of teeth at one time, requiring multiple visits to the dentist before the procedure is complete. The risks of this procedure also include possible damage to the pulp within the tooth due to intense or prolonged heat exposure. These methods sometimes are not effective on certain types of teeth or severely stained teeth.

In March 1996, the Company acquired the assets and technology of BSI, established in 1989 to market hydrogen peroxide-based tooth whitening products. The primary products of BSI included the original BriteSmile at-home bleaching gel, flavorings for the BriteSmile gel, the ACCELplus 50 in-office bleaching product, and an acid-etch gel. The most recent addition to the product line is the patent-pending laser tooth whitening system utilizing the Company's own high-powered argon and CO2 lasers (the BriteSmile LTW system). The LTW system covers two primary components: a dual-laser whitening process and a host of catalysts and activators used in the process. These features are the subject of patent applications acquired by the Company in the BSI acquisition. The Company has been advised by the United States Patent and Trademark Office that a patent covering the BriteSmile LTW system will issue on July 8, 1997. The issued patent will include 37 claims to provide patent protection for the use of argon and/or CO2 lasers in conjunction with chemical whitening agents to effect the whitening of teeth, as well as the chemical whitening agents themselves.

In contrast to the low-powered, heat-lamp assisted bleaching procedure of tooth whitening, LTW uses a proprietary mixture of peroxide and catalysts to accelerate bleaching, in conjunction with a high-powered argon laser. A second application, using a different catalyst, is followed by brief exposure to low-power laser light, activating the peroxide and the catalyst
to accelerate the bleaching process.   BriteSmile LTW is usually done in a
single office visit of about two and one-half hours. Conventional alternate methods currently in use require the patient to be fitted with a mouth piece filled with chemicals which the patient wears for several hours daily or over night for three to eight weeks. This procedure is less effective, slower to produce results, and requires discipline and commitment on the part of the patient. Because LTW can be done in a single visit to the dentist's office, the results are immediate and the impact on the patient more dramatic.

Soft Tissue Procedures. Dental lasers may be used for certain periodontal procedures, treatment of early forms of gum disease and pre-surgical or preventative periodontal procedures. Although the Company has received clearance for CO2 lasers for these procedures, to date the Company has chosen to emphasize the tooth whitening market for its dental lasers.

Scientific/Industrial Markets

The Company's product line includes air-cooled argon and krypton ion lasers for scientific and industrial markets. The Company's first commercial product was an air-cooled argon gas laser, from which the Company eventually developed four models with varying power output, including an internal mirror argon laser, a single frequency argon laser, a krypton ion laser and a water-cooled (higher powered) argon laser. In its scientific/industrial product line, the Company does not manufacture its products for specific applications or end uses. Rather, the line consists of lasers of various power levels which meet particular performance specifications, but the incorporation and use of these products in particular systems or for specific applications is the responsibility of the Company's customers. A majority of these products are sold to customers who (i) manufacture products that have lasers as components, (ii) conduct research, or (iii) otherwise determine which model has the appropriate power output and other performance characteristics suited to their desired end use or adapted or integrated into their own products.

The prices of the Company's scientific/industrial lasers vary between approximately $5,000 and $12,000, depending upon the type of laser, the power output, and the accessories ordered with the laser. Lasers are manufactured using fabricated sheet metal, and electronic and other component parts. With few exceptions, the Company has several sources of supply readily available for each component. In those instances where the Company has elected to use a single source of supply, the Company believes it would not be difficult to locate alternative sources if necessary.

Medical Markets

Lasers are used in the medical industry for eye surgery, gall bladder removal, lesion removal and dermatological treatments, and various soft tissue procedures. The Company manufactures a CO2 laser developed for cutting skin tissue. This laser has been approved for a variety of surgical procedures in both the dental and the medical markets, although it has been marketed to date primarily to the dental profession. It operates at various power output ranges, with a maximum output of six watts. In September 1994, the Company introduced a second generation CO2 laser, known as the Genesis 2000, which includes several available upgrades. Medical laser sales historically have not been a significant part of the Company's business.

Alliance with Pratt & Whitney

In October 1995, the Company established a strategic alliance with Pratt & Whitney (an affiliate of United Technologies, Inc.) to jointly develop unique, low-cost laser and laser-specific composite materials for industrial and dental applications. Under the agreement, the Company has the exclusive use of any new products for dental and medical applications, while Pratt & Whitney maintains the rights to all developed technologies in its core business. The two companies will share any technologies related to other industries.

Patents, Trademarks and Licenses

The basic technology for laser manufacture has been well known since the early 1960's. A patent covering certain aspects of the laser was granted in 1987 to Patlex Corporation ("Patlex") and continues in effect until the year 2004. The Company manufactures certain of its products under license from this patent holder to avoid infringing upon those patent rights. The royalty paid to Patlex under this agreement is an amount equal to 2% of net foreign laser sales and 5% of net domestic laser sales. See Note 7 to the financial statements. This obligation will expire in 2004. No royalty is paid on sales of lasers to the United States Government or its contract parties.

The Company holds several patents covering certain aspects of its laser technology developed by the Company. On January 29, 1991, the U.S. Patent Office issued a patent for a laser resonator. This is a device that automatically compensates for changes in optical characteristics of the laser resulting from changes in temperature which occur during use. This allows the device to maintain an appropriate, constant temperature within ranges to meet the required precision in its optical elements, despite the build-up of heat naturally occurring during continuous operation of the laser.

The Company obtained a patent in May 1993 for a krypton or "mixed gas" ion laser which uses a combination of gases to produce a controlled laser output of multiple wavelengths or frequencies. This feature is not available in a laser using a single type of gas. The Company receives royalties on the sale and use of this product.

The Company received a patent in May 1995 on its multiplexer system. The multiplexer permits laser beam delivery from a single laser through fiber optics to multiple locations.

On April 1, 1997, the United States Patent Office issued a patent to the Company on its "high-speed curing handpiece". The handpiece allows the laser beam to be collimated such that the energy level of the beam of light remains consistent.

As part of the BSI acquisition, the Company acquired certain intellectual property including two patents relating to the use of hydrogen-peroxide and/or fluoride in the whitening of teeth. The first patent relates to the method of protecting the mucous membranes of the mouth while treating teeth (through use of a soft tissue protectant gel) and the second relates to the composition of the protective gel. Each of these patents were issued in 1991 and are enforceable through the year 2008. In addition, the Company has a patent pending on laser tooth whitening and has been advised by the United States Patent and Trademark Office that this patent will issue on July 8, 1997. The issued patent will include 37 claims to provide patent protection for the use of argon and/or CO2 lasers in conjunction with chemical whitening agents to effect the whitening of teeth, as well as the chemical whitening agents themselves.

The Company owns the rights to the registered trademarks "BriteSmile" (name and logo), "White Smile," and "Muco-Pro," used in connection with the tooth whitening business. The Company also owns logo and word trademarks associated with the name "Ion Laser" and "Ion Laser Technology," and "ILT."

Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will issue or that, when they have issued, the same will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate. Management generally believes that the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis, than on any legal protection that patents may provide. The Company relies, and will continue to rely, on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees of the Company are required to enter into confidentiality and non-competition agreements to protect the confidential information of the Company.
However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damage that may be caused by such a breach.

Government Regulation

The Company's business is subject to various state and federal statutes and regulations, particularly the manufacture and sale of lasers having medical and dental applications, such as the CO2 laser and the PCL. These products are subject to the provisions of the Safe Medical Devices Act of 1990 and the Federal Food, Drug and Cosmetic Act of 1938, including its amendments of 1976 and 1992 (the "Act"), administered by the FDA. The Act generally classifies medical devices into categories and establishes varying degrees of labeling and market clearance procedures for such categories. The Company is subject to FDA standards and procedures governing the manufacture of its "medical" lasers and to FDA inspection for compliance with such standards. Among other things, the Company is required to manufacture these products in accordance with Good Manufacturing Practices regulations ("GMP") and is subject to periodic audits by the FDA. Compliance with GMP requires that the Company implement strict quality control procedures, greater documentation and record keeping, and that it hire highly qualified and specialized personnel. Although only the medical and dental lasers are subject to these requirements, the Company has elected to implement and apply GMP to its manufacturing activities for all of its laser products.

The FDA approval process is expensive and can be very lengthy. There are two principal methods by which FDA approval may be obtained. The least expensive and less time-consuming method is to seek FDA market clearance through a "pre-market" notification filing under Section 510(k) of the Act. This procedure requires the Company to submit evidence proving that the covered "device" for which the approval is sought is "substantially equivalent" to devices on the market before the Amendment was adopted in 1976 or devices that have been approved pursuant to the 510(k) procedure since that time.

Pursuant to this notification procedure, the Company has received clearance for both its argon and CO2 lasers, permitting the Company to market these products for oral soft tissue procedures to the dental market, certain medical uses, composite curing, and LTW, under classifications that do not require pre-market approval.

The alternate, pre-market approval ("PMA"), process for obtaining FDA approval of devices regulated under the Act requires the applicant to first obtain an Investigational Device Exemption and to conduct clinical testing designed to show the safety, efficacy and potential hazards of the product. The review period under the PMA process is 180 days from the date of filing, but unlike the pre-market notification procedure described above, approval is not automatic if not rejected during that 180-day period. The PMA application process is more complex, time consuming and expensive than the 510(k) process. The Company has not been required to use the PMA process for its products to date.

The FDA also imposes requirements on manufacturers and sellers of regulated products, which include labeling, manufacturing practices, record keeping and reporting. The FDA also may impose post-marketing practices, record keeping and reporting requirements. Although the FDA notification and approval process and compliance with the record keeping and manufacturing requirements is costly and time-consuming, the failure to receive requisite approvals, or significant delays in obtaining such approvals, would prevent the Company from bringing products to the market and could have a materially adverse effect on the Company's business.

The Company also is subject to regulation under the Radiation Control for Health and Safety Act, administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. This law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records. The law also requires manufacturers to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to an end-user as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Warning labels must be affixed and certain protective devices installed, depending on the class of the product. CDRH has the power to levy fines and impose other remedies for violation of these regulations.

In addition to federal regulation of the Company's products, the Company also must comply with foreign laws in certain foreign countries that are similar in scope to those mentioned above. Foreign sales of the Company's lasers are subject to approval by the regulatory authority in the country in which sales are made. Regulatory requirements vary widely from country to country and may affect, among other things, the necessity to obtain electrical approvals or to perform clinical testing and pursue application and/or notification procedures similar to those of the United States. Although the Company has sold lasers from its industrial line in countries in Europe, the electrical safety requirements differ from country to country and between industrial and medical (including dental) products. Presently, the Company does not market its dental and medical lasers in certain countries because of these different requirements.

As technological advances change and modify the products and their uses, governmental agencies in the United States and in foreign jurisdictions may adopt additional rules and regulations that may affect the Company's ability to develop and market its products.

Marketing

Since 1995, the Company has devoted much of its resources to promotion and development of the LTW. The Company currently is developing and using direct marketing to both dentists and consumers in order to increase the awareness of LTW in the domestic market. It is the belief of management that there is an extensive market for the Company's LTW products and services, and that the best method to exploit this market is through educating both dentists and consumers as to the products provided by the Company for this service.

Since the acquisition by the Company of BSI and the BriteSmile LTW system, the Company has entered into agreements with and marketed laser activated tooth whitening products and the related BriteSmile chemicals to more than one hundred independent, practicing dentists. Also, the Company sells and markets chemicals for use in dentist-prescribed in-office and at-home tooth whitening regimens, including the BriteSmile bleaching product and flavorings for the BriteSmile gel. Foreign markets for such consumable products include Thailand, Canada, Mexico, Korea, Singapore, India and Spain. Third-party vendors are used by the Company for manufacturing and packaging its consumable products and bringing them into new markets. The Company considers these relationships to be serviceable and stable but believes that, if necessary, other vendors who have already been identified could provide these services in the future.

In addition to its direct-response marketing program, the Company recently signed a binding letter of intent with Dental/Medical Diagnostic Systems, Inc. ("DMD"), under which DMD has agreed in principle to undertake the distribution of the Company's products. DMD is a leader in the placement of intra-oral dental cameras and distributes products through fourteen regional managers and approximately 40 exclusive sales representatives in the United States and through agreements with distributors in Europe, Canada, Japan, China, South America and Australia. The arrangement with DMD is subject to execution of definitive agreements and board approval. Assuming a definitive agreement is concluded, DMD will market and distribute the LTW products on a non-exclusive basis. DMD also will become the exclusive world-wide distributor of the Company's new, patent-pending Argo HP dental composite curing device which utilizes a newly developed, proprietary light-energy source to activate dental materials in less than one second, which will make it the fastest and most efficient, non-laser activating device in the dental market. The Argo HP has recently received clearance from the FDA to be marketed in the United States for dental composite curing and light activated tooth whitening.

While the Company's industrial and scientific lasers are sold at trade shows and through independent distributors, dental products are primarily sold directly by the Company's internal sales staff, although domestic and foreign independent representatives are also authorized to sell the dental products. A few dental dealers are distributing the Company's "at home" tooth whitening products, but most sales are made through dentists who prescribe treatment. The Company uses trade journal advertising, field salespersons, brochures, mailings, trade shows, and high profile dentists to promote sales of dental products. No customer accounted for more than 10% of net sales of the Company in fiscal 1997 or 1996.

During fiscal 1997, the Company spent significant resources developing a direct-response marketing campaign to penetrate the laser tooth whitening market. The costs involved in developing this campaign included research to identify key target markets within the dental community, communication of the campaign and follow-on support. The campaign primarily entailed a strategy of identifying key geographical markets and establishing dental advisory contacts within those markets, through which sales of the Company's LTW products take place. A portion of the costs associated with this direct-response marketing campaign have been capitalized and will be amortized over the period of expected benefit from the campaign. Additionally, the Company uses a pull strategy by advertising its LTW system to potential patients. Costs incurred in connection with general consumer awareness were expensed as incurred.

The costs incurred in the marketing of these products included research to determine the target market among consumers for the LTW products, the preparation of direct marketing campaigns aimed at professionals and one for consumers, and the development of a public relations and marketing campaign to educate consumers about LTW and BriteSmile. A portion of these costs have been capitalized and included in intangible assets of the Company. See note 1 to the financial statements included in this report.

For industrial and scientific products, customers may be categorized as either original equipment manufacturers ("OEMs") or research users. OEMs manufacture their own equipment utilizing a Company-manufactured laser as a component part. Examples of these OEM products include laser printers, bar-code scanners and color separators. OEMs in fiscal 1997 accounted for approximately 14% of the Company's sales or approximately $1,001,506. Research purchasers include laboratories operated by universities, government agencies or private institutions and accounted for approximately 3% of the Company's sales, or approximately $195,000. Research lasers are typically more expensive systems, because research laboratories tend to include many accessories and options in their orders.

The Company had backlog orders of approximately $600,000 as of March 31, 1997. Backlog orders are orders scheduled for future delivery. When ordering, customers generally specify the desired delivery date. OEMs generally order several months in advance and arrange for lasers to be delivered to fit their own manufacturing schedules. No customer has ever scheduled an order to be delivered more than 12 months from the date of order. Most backlog orders at March 31, 1997 were scheduled for delivery within six months of that date. In the past, the Company has experienced very little difficulty meeting delivery dates. During fiscal 1997, however, the Company experienced an increase in warranty claims, primarily relating to the argon lasers sold as part of the LTW system. The Company believes that measures taken to change vendors and the launch of the new 6800 Argon Laser for tooth whitening will reduce such claims in future periods, but there can be no assurance that similar problems will not continue or arise in the future.

Foreign/Domestic Distribution Methods

Foreign and domestic sales over the past two fiscal years are summarized as follows:

                            1997                 1996
                         -----------          -----------
   Domestic Sales        $ 6,233,264          $ 2,944,329
   Foreign Sales             849,282            1,302,623
                         -----------          -----------
   Total Sales           $ 7,082,546          $ 4,246,952
                         ===========          ===========

In the United States, products are sold directly by the Company from its facility in Salt Lake City, Utah. Domestic sales leads are developed by attending trade shows, advertising in trade magazines, and listing the products in trade buyers guides. Outside the United States, products are marketed and sold by independent distributors who buy the Company's products at wholesale prices denominated in U.S. currency, and resell the products into their local markets. Presently, the Company's industrial and scientific products are marketed through the offices of the following independent representatives:

   France:                       Italy:                   Switzerland:

   Optilas S.A.Laser             Optronic                 GMP SA Electro-
   Z.I. LA Petite Montagne Sud   Via Iglesias, 29A        Optic/Laser
   CE 1834                       20128 Milano             19, bv. des Baumettes
   9109 Evry Cedex               PO Box CH. 1020          Renens 1

   Spain:                        Germany:                 Taiwan:

   Optilas Iberica, S.A.         Ortel VertriebsGMBH      Superbin Company, LTD
   Maria Tuibua,                 Arbeiostrasse 5          3F, 339, Sec.
   5 Edificio Auge VI            D-85386 Eching           2 Ho Ping East Rd.
   28050 Madrid                                           Taipei

   Japan:                        Netherlands:             United Kingdom:

   Japan Lasers Company, Inc.    Opitilas B.V.            AG Electro Optics Ltd
   2-14-1, Nishiwaseda           P.O. Box 222             Tarporley Business
   Shinjuku, Tokyo 169           2400 ae alphen           Centre
                                 A/D RIJN Holland         Tarporley
                                                          Cheshire, CW6 9UY

   Korea:                        Sweden:
   EO Technics                   Martinsson Elektronik AG
   3 Fl Youngjin Bd              BOX 9060
   1660-12 Bongchon-7 dong       Instrumentvagen 16
   Kwanak-gu, Seoul              S-12609 Hagersten

Competition

The Company is aware of several companies that offer laser and tooth whitening products for the dental market. The Company attempts to continue to market most of its products at more affordable prices than its competitors. The price of the BriteSmile LTW system is approximately $40,000. The price includes the Company's argon and CO2 lasers, training and an initial supply of reagents. Company management believes that the Company must keep its product line technology current and continue to pursue new market niches if it is to remain competitive. Research and development efforts of the Company focus on bringing new technology to the market at a lower price than the competition and continually updating the features and applications of the product line. In fiscal 1997 and 1996, the Company spent $232,949 and $104,094, respectively, on research and development. It expects to continue to allocate a similar percentage of its revenues to research and development in fiscal 1998.

The Company does not believe that any single competitor of the Company dominates the marketplace. In the dental market, the principal competition for lasers is provided by Luxar, Sunrise Technology, Biolase and Premier. Competition for dentist-prescribed home bleaching products is from Opalescence, Night White and Rembrandt. There continue to be numerous entrants into the in-office tooth whitening market. Some of the Company's current and potential competitors may have greater financial and marketing resources available to them than the Company.

The Company is aware of several competitors who currently sell lasers into the dental market for use in laser tooth whitening. Additionally, other competitors sell chemicals for use in whitening teeth with the use of lasers, although the Company is not aware of any other entity which manufactures and/or distributes both lasers and chemicals for use in laser tooth whitening.

In the industrial/scientific market, the major competitors of the Company include Omnichrome, American Laser, and Uniphase. The Company believes that there are fewer than a dozen companies worldwide manufacturing air cooled argon lasers.

The Chinese Joint Venture

In April 1989, the Company formed a wholly-owned subsidiary, Ion Laser Technology Development Company, a Utah corporation ("ILT Development").
ILT Development was formed for the purpose of entering into a joint venture with Shanghai Laser Technology Company ("SLTC") and Shanghai Minhang United Development Company Ltd. ("Minhang"), two companies headquartered in Shanghai, China. Minhang is an administrative organization responsible for the development, construction and management of activities within the Shanghai Minhang Economy and Technology Development Zone, an area established under the auspices of the Shanghai Municipal Government, Shanghai, China. The joint venture operates under the name "Shanghai Ion Laser Technology Company Limited" (the "Joint Venture") and manufactures, markets and services lasers and related equipment from facilities located in the People's Republic of China. The Company presently owns a 26% interest in and has an option to acquire up to 51% of the Joint Venture, at a purchase price that would give the selling investor a 10% annualized return on its original investment. The Company's Vice-Chairman, Lynn B. Barney, serves as Vice Chairman of the Joint Venture's board. The Joint Venture's facility in China manufactures and sells lasers throughout China and also sells systems to the Company for resale and shipment to other markets outside China. The facility is one of only two such facilities in all of China and has the capability of producing the Company's non-dental argon laser product line. The facility also serves as a service and distribution center for sales in the Pacific Rim area. Future plans include expanding the manufacturing activities of the Joint Venture to include the Company's medical and dental product line. The Company believes that the lower labor costs of the Joint Venture make manufacturing of high-volume product lines more cost-effective than manufacturing the same products in the U.S., where such products have historically lower per-unit profit margins.

In July 1992, the Joint Venture parties admitted a fourth member, Shanghai JiuShi Company ("JiuShi"). JiuShi is a government affiliated investment company with significant real estate and other commercial holdings throughout China.

SLTC is an affiliate of the Shanghai Institute of Laser Technology ("Shanghai Institute"), established in December 1987. It is engaged in the development of laser technology, manufacture of laser products and the acquisition of foreign technology for expansion of its production.
Shanghai Institute was established in 1970. It has approximately 500 employees, including approximately 150 scientists and engineers. The Shanghai Institute is engaged mainly in research and development of laser technology and applications. A factory attached to the institute includes a mechanical workshop, optics workshop and electronics workshop.

Profits and losses of the Joint Venture are allocated and distributed among the members in proportion to their respective ownership interests, which in turn are established by the capital contributions made by each of the parties. The respective ownership interests of the partners as of the date of this report are as follows: SLTC - 30.36%, Minhang - 24%, ILT Development - 25.64%, and Jiu Shi - 20%.

The Joint Venture employs approximately eleven persons, including two engineers, a general manager and an assistant general manager. It purchases most of the components used to assemble its argon lasers directly from the Company. For the year ended March 31, 1997, the Joint Venture purchased approximately $38,800 in products from the Company.

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms which are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business. Product liability insurance for the fiscal years ended March 31, 1997 and 1996 cost the Company approximately $26,000 and $39,000, respectively.

Employees

As of the date of this report, the Company has 78 full-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory. The Chinese Joint Venture in which the Company is a minority owner employs approximately 11 persons. Under Chinese law, these employees are represented by a trade union which represents the rights of the employees in management of the business.

ITEM 2.   PROPERTIES

The Company occupies 35,000 square feet in a building it acquired in April 1991, and renovated at that time. The building is located at 3828 South Main Street, Salt Lake City, Utah. Approximately 15,000 square feet of the building is used for production, 3,000 square feet for warehousing and 7,000 square feet for administration, research and development. The facility also houses a six operatory dental training center which was constructed to train and educate dentists in the use of lasers in dental applications of the LTW system. This property is subject to first and second mortgages related to the long-term debt of the Company.

The Joint Venture in China owns a 12,000 square foot manufacturing facility in Shanghai, equipped for the manufacture of the Company's argon laser line.

During the past year, the Company entered into a five-year lease agreement for dental facilities located in Birmingham, Alabama. The Birmingham facilities consist of a dental office and dental equipment initially used by the Company for training dentists in the LTW system until March 1, 1997. Training coordination for LTW has been moved since that date to the Company's new state-of-the-art training facility in Salt Lake City and the Company is reexamining the future use of the Birmingham facilities.

ITEM 3.   LEGAL PROCEEDINGS

On or about November 27, 1996, a lawsuit was filed against the Company by Jerry B. Black in the Circuit Court of Jefferson County, Alabama. Other defendants include BSI, David K. Yarborough, Judy B. Yarborough and BriteSmile. The Company acquired the BSI assets from Yarborough in 1996. The lawsuit is based on allegations of misappropriation of confidential and proprietary information and/or trade secrets on the part of the defendants. Specifically, Black claims that he identified a material that could be used to isolate teeth during whitening procedures and to protect the gums and other soft tissues of the mouth. Black claims that this technique was not previously known when he disclosed it to Yarborough in February 1995 and that Yarborough promised to keep the technique confidential. Instead, according to Black, Yarborough incorporated the technique into the method for whitening teeth which he sold to the Company in March 1996. Black seeks to recover both compensatory and punitive damages from the defendants in an unspecified amount.

The parties have engaged in limited written discovery and only the deposition of Yarborough has taken place. The parties intend to conduct significant further discovery, including the deposition of Black. Because the case is still in the discovery stage, the Company cannot predict with any certainty whether plaintiff's claims are meritorious, nor can it predict in any meaningful way the potential liability of the Company, if any. However, management of the Company believes that the plaintiff's claims are without merit and is proceeding aggressively in defense of the plaintiff's claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

Since 1995, the Company's common stock has been listed for trading on the American Stock Exchange ("AMEX"). Prior to that time, the Company's common stock was traded in the over-the-counter market. The following table sets forth, for each full quarterly period during the past two fiscal years, and subsequent interim periods for which financial statements are presented in this report, if any, high and low sales price information as reported by AMEX or other electronic services, as the case may be.

          1995            High Sales            Low Sales
     ---------------------------------------------------------

         March 31           $ 1.000             $ 0.5625
         June 30            $ 0.875             $ 0.5625
         September 30       $ 3.000             $ 0.6250
         December 31        $ 4.375             $ 1.8125

          1996
     ---------------------------------------------------------

         March 31           $20.000             $ 3.938
         June 30            $30.875             $13.625
         September 30       $19.625             $ 9.750
         December 31        $13.875             $ 8.250

          1997
     ---------------------------------------------------------

         March 31           $12.500             $ 6.375

As of June 26, 1997, there were approximately 295 holders of record of the Company's stock. This number excludes the Company's estimate of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

The Company has not paid any cash dividends on its common stock since its inception. The policy of the Board of Directors is to retain earnings to support growth; therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the issuance of shares upon exercise of options or otherwise as reported elsewhere in this report, within the past three years the Company has issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the "Securities Act").

Fiscal 1995

Effective August 30, 1995, the Company issued options to purchase up to 50,000 shares of Common Stock to a former director, Jeffrey W. Holmes. Such options became exercisable at any time after August 29, 1996 at an exercise price of $.625 per share. Mr. Holmes resigned as a director of the Company on January 31, 1996.

In September 1995, the Company sold 160,000 restricted shares of its Common Stock to Edward D. Bagley, then a director of the Company, and Mr. Bagley's son and father. The net proceeds of such sale were $100,000.

Fiscal 1996

On February 6, 1996, the Company entered into an agreement to purchase substantially all of the assets of Bright Smile, Inc., an Alabama corporation, owned by David Yarborough. The purchase price paid to Yarborough was $800,000, payable by the issuance of 200,000 restricted shares of the Company's Common Stock. Yarborough was employed by the Company's Brite Smile subsidiary from the time of the acquisition until his resignation on June 13, 1997.

On March 31, 1996, the Company sold a total of 300,000 restricted shares of Common Stock and options to acquire an additional 1,000,000 shares of Common Stock to three accredited investors as that term is defined under Rule 501 of Regulation D under the Securities Act. The total purchase price for these shares and options was $5,000,000. The options were exercisable at $20.00 per share through March 31, 2006.

Fiscal 1997 and To Date

Subsequent to the year ended March 31, 1997, but prior to the date of this report, on May 8, 1997, the Company sold a total of 428,572 restricted shares of Common Stock and options to purchase 500,000 additional shares of Common Stock to two accredited investors for a total purchase price of $3,000,000. The options are exercisable at $9.00 per share through May 1, 2007. In addition, the Company repriced certain of the options issued in the March 31, 1996 private placement described above held by these same investors so that they are also exercisable at $9.00 per share, rather than $20.00 per share as originally granted.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere in this report. The discussion of these results should not be construed to imply any conclusion that any condition or circumstance discussed herein will necessarily continue in the future.

When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net Sales

Sales for the fiscal year ended March 31, 1997 totaled $7,082,546, compared to $4,246,952 in the prior fiscal year, an increase of approximately $2,836,000 or 67%. Dental sales, the primary emphasis of the Company, increased $2,910,000 in the year ended March 31, 1997, from $2,150,000 in 1996 to $5,060,000 in 1997. The growth both in dental sales and in sales generally in fiscal 1997 was due primarily to continued growth in the sale of laser composite curing and whitening products associated with the Company's BriteSmile LTW system.

Management anticipates continued growth in sales in the dental division with the LTW product line and the other tooth whitening chemical products at rates comparable to those of fiscal 1997.

With the increased emphasis in fiscal 1997 on the dental and tooth whitening market, industrial and scientific sales decreased for the second consecutive fiscal year. Total scientific and industrial sales in fiscal 1997 were $1,450,733, compared to $1,834,576 in fiscal 1996. The decrease of $384,000, compared to a decrease of $687,000 for the previous year, is largely due to the Company's continued and increasing emphasis on the dental market. Management intends to continue to concentrate the majority of the Company's resources in the dental market. Although management anticipates continued revenue from the Company's industrial and scientific operations, it does not expect this segment of the business to be a significant contributor to growth.

Cost of Sales

The Company's cost of sales decreased from 63% of sales in fiscal year 1996 to 59% of sales in fiscal year 1997. The decrease is due to the sale of higher margin LTW system products, including tooth whitening reagents. Although the LTW system products are sold at a better margin than other products of the Company, warranty costs on this product line were higher than other product lines during fiscal year 1997. The Company has identified two specific areas which made up the majority of these costs: failure of the power supply used in the argon whitening laser, and failures of the fiber optic launch on the argon system. The Company has addressed these issues as follows. First, the Company recently contracted with a third-party supplier for a new power supply, pursuant to which arrangement the vendor will be financially responsible for any warranty claims associated with this new power supply. Second, Model 6800 of the argon tooth whitening laser, introduced in May 1997, uses a different fiber optic launch and is expected to significantly reduce the Company's warranty claims in fiscal 1998.

Management expects that as the product mix moves toward greater sales of LTW systems and tooth whitening reagents, the cost of sales as a percent of sales should continue to decrease.

Selling & Administrative Expenses

Administrative expenses increased from approximately 13.4% of sales in fiscal 1996 (or approximately $571,394), to 18.2% of sales in fiscal 1997 (or approximately $1,291,628). This significant increase is due to several factors. As a consequence of the Company's acquisition of Brite Smile, the Company maintained administration of that segment of the business in Alabama and continued to maintain its principal offices in Utah for part of the year. The BriteSmile administration and product line have now been consolidated with the operations at Salt Lake City. The Company also has spent more of its resources on shareholder relations, computer systems administration and human resources than in past periods. Although management plans to continue to spend resources in these areas in equal or greater amounts than previous years, the Company anticipates that as revenues grow, administrative expenses as a percent of sales should decrease.

Selling expenses in fiscal 1997 were $2,161,874 or 30.5% of sales, compared to $747,549 or approximately 17.6% of sales in fiscal 1996. Marketing dollars continue to be used to penetrate the dental market. The Company uses several forms of marketing to contact potential users of its products, including advertising in trade magazines, attending trade shows, mailing literature to target markets, and the utilization of field sales persons and high profile dentists. Management expects to continue to spend resources on marketing and selling at levels similar to those spent in the past.

During fiscal 1997, the Company spent significant resources developing a direct-response marketing campaign to penetrate the laser tooth whitening market. The costs involved in developing this campaign included research to identify key target markets within the dental community, communication of the campaign and follow-on support. The campaign primarily entailed a strategy of identifying key geographical markets and establishing dental advisory contacts within those markets, through which sales of the Company's LTW products take place. A portion of the costs associated with this direct-response marketing campaign have been capitalized and will be amortized over the period of expected benefit from the campaign. Additionally, the Company uses a pull strategy by advertising its LTW system to potential patients. Costs incurred in connection with general consumer awareness were expensed as incurred.

Research & Development Expenses

Research and development expenses were $232,949 and $104,094 in fiscal 1997 and 1996, respectively. This is an increase of $129,000 in fiscal 1997. The Company continues to maintain a research and development team currently focused on the development of new dental products and the improvement of existing product lines. The increase in research and development expenses is largely attributable to the development of the Argo HP. This product has been developed as a low-cost, high speed (less than one second) curing device for curing composites in dental applications. The product received FDA market clearance in March 1997 and management expects to begin shipment of the product during the third quarter of fiscal 1998. The Company expects research and development expenditures to continue at a similar level as a percentage of sales in fiscal 1998.

In October 1995, the Company entered into a joint venture agreement with Pratt & Whitney, a subsidiary of United Technologies, Inc. Under the agreement, engineers from United Technologies are working in unison with Dental Research Laboratories towards the development of a low-cost laser system and a laser specific composite resin. Should this development project yield products for sale to the public, the Company will retain all rights to sale of these products to the dental and medical markets.

Interest Income and Expense

Interest income in fiscal 1997 was $110,000. This income was related to cash deposits made in connection with a $5,000,000 private placement of the Company's securities in March 1996. Management does not expect interest income to continue at that level during fiscal 1998.

Interest expense decreased from approximately $148,000 during fiscal 1996 to approximately $109,000 in fiscal 1997. The main element of the fiscal 1997 interest expense was interest on the long-term mortgage on the Company's Salt Lake facility. The decrease in this expense is largely due to the payment of the balance of the Company's line of credit in April 1996 and its ability to operate without drawing on such line in any material amount during fiscal 1997.

Income Taxes

The Company had insignificant income tax expense during fiscal 1997 due to the use of net operating loss carry forwards available to the Company. For further information on income taxes and the remaining net operating loss carry forward available to the Company, see Note 4 of the Consolidated Financial Statements.

Inflation

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's earnings in the immediate future.

Net Income (Loss)

The Company incurred a net loss of ($779,252) in fiscal 1997, compared to net income of $17,423 in fiscal 1996. The loss is due primarily to lower sales during the fourth quarter of fiscal 1997 (approximately $500,000 less than the previous quarter), and increased marketing and warranty expenses expenses.
The gross margins associated with the whitening laser products are higher than those of other product lines currently sold by the Company, and the Company expects the factors that resulted in the net loss during fiscal 1997 will not be present to the same degree or have the same adverse impact in fiscal 1998. There can be no assurance, however, that future net losses will not occur or, if they occur, that they will be less than the loss sustained in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position decreased $5,026,690 during fiscal 1997. During this period, operating activities used $2,868,235 mainly due to increases in inventories purchased to meet the growth in sales in the laser tooth whitening market. Capital investment used $1,551,862 due to purchases of machinery and equipment used in production processes and computer systems used in sales, production and administration of the Company. Additionally, the Company's net cash position was reduced as a result of the net loss described above.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company paid down its line of credit in April 1996, which used approximately $600,000. The Company also redeemed approximately 218,000 shares of its common stock during the period at a cost of $400,000. The Company received proceeds of $385,000 upon the exercise of options to acquire 210,000 shares of common stock of the Company.

Accordingly, the Company's Current Ratio and Working Capital at March 31, 1997 and 1996 were as follows:

                                   1997           1996
                              -------------  ---------------

           Current Ratio             4.5             4.4
           Working Capital    $  3,563,894    $  6,044,412

In April 1997, the Company completed a private placement of its common stock in which it obtained proceeds of approximately $3,000,000. Also, in April 1997, the Company obtained a line of credit with a bank whereby the Company can borrow up to $1,200,000 for operating capital. The line of credit is secured by inventory and accounts receivable of the Company. The Company believes that cash flow from sales, proceeds from the sale of its securities following the end of fiscal 1997, and amounts available under the Company's bank line of credit, will be sufficient to meet the Company's needs for at least the next twelve months.

Subsequent to the end of fiscal 1997, in April 1997, the Company completed a private placement of common stock and obtained net proceeds of approximately $3,000,000. Also, in April 1997, the Company obtained a line of credit with a bank under which the Company may borrow up to $1,200,000 for operating capital. The line of credit is secured by inventory and accounts receivable.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement replaces the previous standard Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For the Company, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No. 15, which has historically been reported. The impact of SFAS No. 128 on the Company's earnings per share is not expected to be significant.

ITEM 7.   FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and officer of the Company as of March 31, 1997:

NAME                                   AGE          CURRENT POSITION(S) (1)
---------------------------------------------------------------------------

E. Wyatt Cannady                        59       President, Chief Executive
                                                       Officer and Director
Richard S. Braddock                     55         Chairman of the Board of
                                                                  Directors
David E. Neff                           43                         Director
Andrew J. Hofmeister                    37                         Director
Milton G. Adair                         64                         Director
Lynn B. Barney                          50    Vice Chairman of the Board of
                                                                  Directors
Michael A. Williams                     46                Vice President of
                                                                 Operations
J. Ray Kemple                           65         Vice President - Quality
                                               Control & Regulatory Affairs
Dean E. Hutchings                       36         Chief Financial Officer,
                                                       Secretary, Treasurer


(1) All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

E. Wyatt Cannady

Mr. Cannady became the President and Chief Executive Officer of the Company on February 24, 1997. He was appointed a member of the Board of Directors of the Company in April 1997. Prior to joining the Company, Mr. Cannady served from July 1994 to February 1997 as the President and Chief Executive Officer of Spectranetics Corp., a Colorado Springs, Colorado, firm engaged in the business of designing and manufacturing medical devices. From January 1992 to June 1994, Mr. Cannady was the President and Chief Executive Officer of Loredan Biomedical, Inc., Sacramento, California, also engaged in the development and manufacture of medical devices.

Richard S. Braddock

Mr. Braddock became the Chairman of the Company's Board of Directors in April 1996. He serves on the Board of Directors for Eastman Kodak Company, IBN Ltd., True North Communications, Inc. (formerly Foote, Cone and Belding), E*Trade Securities, Inc., Cadbury Schweppes Public Limited Company, and Lincoln Center for the Performing Arts. Mr. Braddock joined Citicorp in 1973 and held a variety of positions both domestically and abroad. He was elected President and Chief Operating Officer for Citicorp and its principal subsidiary, Citibank in January 1990. In 1992, Mr. Braddock left Citibank to work for Medco Containment Services as CEO until its acquisition by Merck. Mr. Braddock graduated from Dartmouth College in 1963 with a degree in history, and he received his MBA from Harvard Graduate School of Business Administration in 1965.

David E. Neff

Mr. Neff became a member of the Board of Directors in April 1996. Since March 1991, he has been the Executive Vice President, General Counsel for Q-Lube, Inc. (formerly Quaker State Minit-Lube, Inc.) Mr. Neff has held various positions with Q-Lube since 1984 and is currently a Director for the company. Mr. Neff is an attorney, and a member of the Utah State Bar. Mr. Neff received a Law Degree from Brigham Young University in 1983 and a B.S. Degree from the University of Utah in 1978.

Andrew J. Hofmeister

Mr. Hofmeister became a member of the Board of Directors in April 1996. He is presently President and Chief Executive Officer of Excimer Vision Leasing, a company that leases excimer lasers to ophthalmologists for the treatment of myopia and astigmatism. Prior to joining Excimer Vision Leasing, from 1988 to 1996, Mr. Hofmeister was with McKinsey & Company, Inc., a management consulting firm from 1984 to 1988. At McKinsey, he held various positions from Associate to Senior Engagement Manager. Mr. Hofmeister graduated from St. Olaf College in 1981, and from Stanford Graduate School of Business in 1987.

Milton G. Adair

Mr. Adair became a member of the Board of Directors in April 1996. In June 1997, Mr. Adair became a director of Medizone International, Inc. and has
agreed to become its President and CEO.   From January 1996 until May 1997,
Mr. Adair was the President of Biomune Systems, Inc. He continues to serve as a director of Biomune Systems, Inc. a public research and development firm in Salt Lake City, Utah. It develops products to use whey protein in treating various involving compromises of the immune system, such as AIDS. Since June 1995, Mr. Adair has also been a director H.P. Diagnostics, a Salt Lake City research and development company in the human medical diagnostic field. From July 1995 until December 31, 1995, Mr. Adair worked with Grayson & Associates, an investment banking firm. From 1991 and until his employment with Gray son & Associates, Mr. Adair was the Chief Executive Officer and President of Gull Laboratories, Inc., an AMEX-listed manufacturer and distributor of diagnostic medical test kits. He was a director and a member of the Executive Committee of the Rocky Mountain World Trade Center in Denver from 1990 to 1992. From 1984 to 1991, he was President and CEO of Mountain Medical Equipment, Inc. in Denver, Colorado. Prior to that, he was President of Orbit Medical, a venture company specializing in automated immunoassays. From 1977 to 1984, Mr. Adair was employed by Becton Dickinson, serving as Vice President and General Manager of the Automated Radioimmunoassay division.

Lynn B. Barney

Mr. Barney became the Vice Chairman of the Board of Directors in February 1997. From 1988 to February 1997, Mr. Barney was the Chief Executive Officer of the Company. From April 1989 to February 24, 1996, Mr. Barney also served as the President of the Company. Mr. Barney has been a member of the Board of Directors since 1989. Prior to joining the Company, Mr. Barney was the President, CEO, and director of Cottonwood Security Bank, a bank which he organized and founded in 1978, and sold in 1985. Mr. Barney received his bachelors degree from the University of Utah in 1971 and an MBA from the same institution in 1973.

Michael A. Williams

Mr. Williams has been employed by the Company since November 1985. His positions have included brazing technician, quality control inspector, and quality control manager. Since October 1988, Mr. Williams has been the general manager responsible for all aspects of manufacturing including purchasing, material control and production. From 1974 to November 1985, Mr. Williams was employed by Canyon Courts, Inc., a company specializing in the construction of tennis courts, running tracks, and other recreational surfaces.

J. Raymond Kemple

Mr. Kemple has been employed by the Company since August 1992, and became Vice President Quality Control and Regulatory Affairs in May 1994. He has held management positions in operations, purchasing, manufacturing, engineering, quality/reliability assurance, and regulatory affairs. He has been instrumental in bringing the Company into conformance with FDA regulations, and working towards ISO 9000, a manufacturing quality registration. Mr. Kemple came to ILT from Comptronics, a contract manufacturing company located in San Jose, California.

Dean E. Hutchings

Mr. Hutchings has been employed by the Company since June 1993 as its Chief
Financial Officer.   Prior to joining the Company, Mr. Hutchings, a
Certified Public Accountant, worked for five years with Deloitte & Touche, a public accounting firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended March 31, 1997, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended March 31, 1997, that was not filed with the Commission.


ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1997, 1996 and 1995 for the two persons who served as the Company's Chief Executive Officer during the last fiscal year.

                                 SUMMARY COMPENSATION TABLE
                                                                                          Long-Term
                                                                                          Compensation
                                                       Annual Compensation (1)            Awards
                                                 ----------------------------------------------------------
Name and Principal
Position                        Year              Salary                 Bonus            Options
-----------------------------------------------------------------------------------------------------------
E. Wyatt Cannady
President and CEO
since February 24, 1997         1997              $ 19,080 (2)           $ 25,000 (3)      225,000 (4)

Lynn B. Barney
President and CEO
until February 24, 1997         1997              $110,000               $    -0-            5,000
                                1996                77,809                    -0-          200,000
                                1995                77,809                 50,000              -0-
_________________

     (1) Compensation deferred at the election of the executive, pursuant to the Ion Laser Technology Profit Sharing Plan, is included in the year earned.

     (2)  Base salary for the period February 24, 1997 through March 31,
          1997.

     (3) Signing bonus pursuant to Employment Agreement effective February 24, 1997.

     (4) Vest and become exercisable at the rate of 18,750 each April 1, July 1, October 1 and January 1, commencing April 1997.


                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            Number of        % of Total
                            Securities       Options/SARs
                            Underlying       Granted to       Exercise or
                            Options/SARs     Employees in     Base Price
      Name                  Granted          Fiscal Year      ($/Sh)         Expiration Date
      -------------------   -------------   -------------     ------------   ------------

      E. Wyatt Cannady          225,000 (1)     73.8%         $   9.00       Feb. 24, 2007
      Lynn B. Barney             -0-             --
      ---------------------

     (1) Vest and become exercisable at the rate of 18,750 each April 1, July 1, October 1 and January 1, commencing April 1997.

<CAPTION
                     AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                            AND MARCH 31, 1997 OPTION VALUES

                                                                                         Value of
                                                         Number of Securities            Unexercised
                                                         Underlying/Unexercised          In-the-Money
                        Shares           Value           Options at                      Options at
                        Acquired on      Realized        March 31, 1997                  March 31, 1997 (1)
    Name                Exercise (#)     ($)             Exercisable/Unexercisable       Exercisable/Unexercisable
------------------      ------------     ----------      -------------------------       --------------------------
E. Wyatt Cannady               0        0                   18,750      206,250           $        0   $       0
Lynn B. Barney                 0        0                  229,100       48,000           $1,627,228   $ 354,000
______________

     (1) Potential unrealized value is calculated as the fair market value at March 31, 1997 ($8.625 per share) less the option exercise price times the number of shares.

Compensation Committee

The Compensation Committee of the Board of Directors is comprised of all outside directors. The committee meets periodically and is required to review the compensation of the Company's officers.

The current level of compensation for the Chief Executive Officer is a base salary, which was established in February 1997.

Compensation of Directors

During the fiscal year ended March 31, 1996, and pursuant to a resolution of the Board of Directors effective January 1, 1992, outside directors of the Company were compensated at the rate of $6,000 per annum, guaranteed for a minimum of five years, as long as the directors were willing and able to serve on the Board. Such amounts were payable on June 1 of each year. In addition, under that compensation arrangement, outside directors were reimbursed for actual costs incurred in connection with service as directors. Directors who also were employees of the Company received no additional compensation for service on the Board.

Pursuant to this arrangement, in July 1992, the Company granted a total of 175,000 options to members of the Company's Board in lieu of the annual cash payment. These options are currently exercisable, 100,000 at a price of $2.0625 per share and 75,000 at a price of $3.25 per share. None of the persons who hold these options are currently serving on the Board. The options may be assigned under certain conditions and the shares underlying the options have registration rights. The options granted to directors as described in this paragraph are exercisable until June 30, 1997. Additionally, effective August 30, 1995, the Company issued options to purchase up to 50,000 shares of the Company's Common Stock to Jeffrey W. Holmes, a former outside director. Such options became exercisable after August 29, 1996 at the exercise price of $0.625 per share. Mr. Holmes resigned as a director on January 31, 1996.

Subsequent to March 31, 1996, the Board adopted a new compensation program for directors pursuant to which all directors receive options to purchase 5,000 shares of common stock per year for each year during which they serve as a director. The Chairman of the Board is to receive options to purchase 15,000 shares of common stock per year. The exercise price of such options shall be 100% of the fair market price on the date of grant. Additionally, outside directors are to receive cash payment in the amount of $500 per meeting physically attended; outside directors receive no cash compensation for telephonic participation. As under the former director compensation program, actual expenses incurred by outside directors will be compensated.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 26, 1997, regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.


                                            Number of Shares              Percent of
Name and Address                            Beneficially Owned            Outstanding Shares
----------------------------------------------------------------------------------------------

Executive Officers and Directors

E. Wyatt Cannady
1022 East Floret Lane, #12S
Midvale, Utah  84047                             18,750 (1)                      *

Lynn B. Barney
3663 Brighton Point Drive
Salt Lake City, Utah  84121                     243,100 (2)                         4.16%

Richard S. Braddock
10 Gracie Square
New York, NY 10028                              478,047 (3)                         8.05%

David E. Neff
1385 West 2200 South
Salt Lake City, Utah  84119                      10,000 (4)                           *

Milton G. Adair
4215 Park Terrace Drive
Salt Lake City, Utah  84124                      10,000 (5)                           *

Andrew Hofmeister
1355 Peachtree St. N.E., Suite 1100
Atlanta, Georgia  30309                          10,000 (6)                           *

All Officers and Directors
as a Group (9 persons)                          775,397                            12.47%

    5% Beneficial Owners

LCO Investments Limited
Canada Court
Upland Road
St. Peter Port
Guernsey
Channel Islands                               2,063,192 (7)                        29.39%

Edward D. Bagley
8 Shadow Wood Lane
Sandy, Utah 84092                               361,003 (8)                         6.43%
_________________

     *    Constitutes less than 1%.

     (1) Represents shares Mr. Cannady has the right to acquire within 60 days through the exercise of options to purchase shares of common stock at $9.00 per share.

     (2) Includes 14,000 shares held by Mr. Barney's 401(k) retirement plan. Also includes shares Mr. Barney has the right to acquire within 60 days through the exercise of options to purchase shares of common stock as follows: 77,100 shares at $0.60 per share; 20,000 at $0.625 per share; 32,000 shares at $1.25 per share; and 100,000 shares at $2.50 per share.

     (3) Includes 15,000 shares Mr. Braddock has the right to acquire at $15.00 per share upon the exercise of options granted to him as the Chairman of the Company's Board of Directors as of May 2, 1996, 15,000 shares Mr. Braddock has the right to acquire upon the exercise of options granted to him as of May 1, 1997, and 293,333 shares subject to purchase at $9.00 per share upon the exercise of additional options held by Mr. Braddock.

     (4) Includes 5,000 shares Mr. Neff has the right to acquire at $15.00 per share upon the exercise of options granted to him as a director on May 2, 1996, and 5,000 shares Mr. Neff has the right to acquire upon the exercise of options granted to him as of May 1, 1997.

     (5) Includes 5,000 shares Mr. Adair has the right to acquire at $15.00 per share upon the exercise of options granted to him as a director on May 2, 1996, and 5,000 shares Mr. Adair has the right to acquire upon the exercise of options granted to him as of May 1, 1997.

     (6) Includes 5,000 shares Mr. Hofmeister has the right to acquire at $15.00 per share upon the exercise of options exercisable at $15.00 per share granted to him as a director on May 2, 1996, and 5,000 shares Mr. Hofmeister has the right to acquire upon the exercise of options granted to him as of May 1, 1997.

     (7) Includes 1,173,334 shares subject to purchase within 60 days upon the exercise of certain options, and 243,100 shares beneficially owned by Lynn B. Barney as disclosed herein, of which 229,100 shares are receivable upon Mr. Barney's exercise of options. LCO Investments Limited also claims beneficial ownership as to those shares because Mr. Barney has agreed to grant to LCO Investments certain voting rights with respect to such shares.

     (8) Mr. Bagley is a former director of the Company. The amount indicated includes 42,000 shares owned of record by Mr.
          Bagley's wife, Carolyn Bagley, although Mr. Bagley disclaims beneficial ownership of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 12, 1997, the Company closed a private placement of 428,572 shares of Common Stock of the Company (the "Shares"), and options to purchase 500,000 shares of Common Stock (the "Options"), pursuant to a Securities Purchase Agreement dated as of May 8, 1997 (the "May 1997 Purchase Agreement"). The total consideration received by the Company for the Shares and the Options in this offering was $3,000,000. The Options are exercisable at any time until the close of business on May 1, 2007, at an exercise price of $9.00 per share. The Shares and Options were sold to LCO Investments Limited, a corporation organized under the laws of Guernsey, Channel Islands, and Richard S. Braddock, the Chairman of the Board of the Company (the "Purchasers"). The Shares, and the shares of Common Stock underlying the Options, are restricted and may not be transferred or sold, except as permitted by the May 1997 Purchase Agreement, for a period of one year after their acquisition by the Purchasers. The Shares, including the shares issuable upon exercise of the Options, are subject to certain piggyback and demand registration rights, as provided by a separate Registration Rights Agreement dated as of May 8, 1997.

The Purchasers had invested in the Company previously by purchasing 280,000 shares of Common Stock and options to purchase 966,667 shares of Common Stock under a Securities Purchase Agreement dated as of April 1, 1996 (the "Original Purchase Agreement") for a total purchase price of $4,683,334.
As further consideration for the May 1997 purchase described above, the Company also agreed to amend the option agreements granted to the Purchasers in April 1996, relating to an aggregate of 966,667 shares of Common Stock, (the "Old Options"), such that: (i) the purchase price of the shares underlying the Old Options was changed from $20.00 per share to $9.00 per share, and (ii) any provisions in the Old Options, or in the Original Purchase Agreement, purporting to restrict by contractual agreement the resale of shares of Common Stock underlying the Old Options for a period of two years from April 1, 1996, were deleted.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

   (a)    Exhibits

 Exhibit
 Number        Title of Document
-------------- -----------------------------------------------------

     2 Asset Purchase Agreement and Plan of Reorganization by and among Brite Smile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 1996).

     3.01      Articles of Incorporation and Amendments thereto
               (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8, 1990).

     3.02 Bylaws adopted May 2, 1996, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

     10.01 Manufacturing and Office Space Lease (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8,
               1990).

     10.02 The Contract for the Joint Venture (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8,
               1990).

     10.03     Technology Transfer Contract for the Joint Venture
               (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8, 1990).

     10.04     Articles of Association for the Joint Venture
               (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8, 1990).

     10.05 1990 Stock Option Plan for Employees of the Company, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

     10.06 Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of Common Stock and Options to Purchase 1,000,000 shares of Common Stock at $20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P., and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

     10.07 Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S.
               Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

     10.08 Employment Agreement dated April 25, 1997, effective February 24, 1997, between the Company and E. Wyatt Cannady, filed herewith.

     10.09 1997 Stock Option and Incentive Plan of the Company, filed herewith.

     10.10 Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of Common Stock and Options to Purchase 500,000 shares of Common Stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock, filed herewith.

     10.11 Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S.
               Braddock, filed herewith.

     21 Subsidiaries of the Company, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996, previously filed.

  (b)   Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ion Laser Technology, Inc.


                                          By:   /s/ Dean E. Hutchings
                                             ------------------------------
                                             Dean E. Hutchings
                                             Chief Financial Officer

                                          Dated June 26, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                          Date
-----------------------------        -----------------------------------------      -------------

/s/ E. Wyatt Cannady                 President, Chief Executive Officer             June 27, 1997
--------------------------------     and Director (Principal Executive Officer)
E. Wyatt Cannady


/s/ Richard S. Braddock              Chairman of the Board of Directors             June 27, 1997
--------------------------------
Richard S. Braddock


/s/ Lynn B. Barney                   Vice Chairman of the Board                     June 27, 1997
--------------------------------
  Lynn B. Barney


/s/ Milton G. Adair                  Director                                       June 27, 1997
--------------------------------
Milton G. Adair


/s/ David E. Neff                    Director                                       June 30, 1997
--------------------------------
David E. Neff


/s/ Andrew J. Hofmeister             Director                                       June 30, 1997
--------------------------------
Andrew J. Hofmeister

                      Consolidated Financial Statements

                          Ion Laser Technology, Inc.

                     Years ended March 31, 1997 and 1996
                      with Report of Independent Auditors

                          Ion Laser Technology, Inc.

                      Consolidated Financial Statements

                     Years ended March 31, 1997 and 1996

                                  Contents


Report of Independent Auditors..............................................F-1

Consolidated Financial Statements

     Consolidated Balance Sheets............................................F-2
     Consolidated Statements of Operations .................................F-4
     Consolidated Statements of Changes in Redeemable Common Stock
     and Shareholders' Equity ..............................................F-5
     Consolidated Statements of Cash Flows .................................F-6
     Notes to Consolidated Financial Statements ............................F-7

                       Report of Independent Auditors


Board of Directors and Shareholders
Ion Laser Technology, Inc.

We have audited the accompanying consolidated balance sheets of Ion Laser Technology, Inc., and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, changes in redeemable common stock and shareholders' equity, and cash flows for the years ended March 31, l997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ion Laser Technology, Inc., and subsidiaries as of March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

June 13, 1997
Salt Lake City, Utah

/s/ Ernst & Young LLP

                          Ion Laser Technology, Inc.

                         Consolidated Balance Sheets

                                                           March 31
                                                  1997               1996
                                               -----------------------------

Assets

Current assets:                                 $      55,222     $ 5,081,912
   Cash and cash equivalents
   Accounts receivable, less allowance
      of $104,875 and $40,000 at March 31,
      1997 and 1996, respectively                   1,412,625       1,253,458
   Inventories                                      2,872,167       1,348,861
   Prepaid expenses                                   226,326         125,997
   Deferred taxes and other                            20,515          19,564
                                                ------------------------------
Total current assets                                4,586,855       7,829,792

Property, plant and equipment, net                  2,592,035       1,617,769
Investment in joint venture                           189,360         197,917
Goodwill, less accumulated amortization
  of $261,134 and $197,551 at March 31,
  1997 and 1996, respectively                       1,246,334       1,209,051
Patent costs, less accumulated amortization
  of $8,775 and $6,746 at March 31,
  1997 and 1996, respectively                         414,493         129,582
Receivable from joint venture                         232,945         220,656
Other assets                                          455,827          44,114
                                                ------------------------------
Total assets                                      $ 9,717,849     $11,248,881
                                                ==============================



See accompanying notes.

                          Ion Laser Technology, Inc.

                                                           March 31
                                                  1997               1996
                                               -----------------------------

Liabilities and shareholders' equity
Current liabilities:
   Notes payable                               $      45,529     $   676,340
   Accounts payable                                  676,059         329,037
   Accrued liabilities                               194,551         665,642
   Accrued warranty costs                             76,348          97,497
   Current portion of long-term debt                  30,474          16,864
                                               ------------------------------
Total current liabilities                          1,022,961       1,785,380

Long-term debt, less current portion                 845,583         819,890
Redeemable common stock; 150,000 shares
  issued and outstanding at March 31, 1996                 -         338,540

Commitments

Shareholders' equity:
Common stock, $.001 par value:
  Authorized shares - 50,000,000
    including all shares designated as
    redeemable common stock as shown above
  Issued and outstanding shares -
    5,144,030 and 4,933,630 at March 31,
    1997 and 1996, respectively                        5,144           4,934
Additional paid-in capital                         8,793,074       8,469,829
Accumulated deficit                                 (898,613)       (119,361)
Cumulative translation adjustment                   ( 50,300)        (50,331)
                                               ------------------------------

Total shareholders' equity                         7,849,305       8,305,071
                                               ------------------------------
Total liabilities and shareholders' equity        $9,717,849     $11,248,881
                                               ==============================



See accompanying notes.

                            Ion Laser Technology, Inc.

                      Consolidated Statements of Operations

                                                    Year ended March 31
                                               1997                    1996
                                             --------------------------------
Net sales                                    $7,082,546            $4,246,952

Cost of products sold                         4,205,273             2,691,948
                                             --------------------------------
Gross margin                                  2,877,273             1,555,004

Selling and administrative expenses           3,453,502             1,318,943
Research and development expenses               232,949               104,094
                                             --------------------------------
                                               (809,178)              131,967

Interest expense                               (109,310)             (148,137)
Interest income                                 110,057                   980
Other income                                     40,180                32,613
                                             --------------------------------
Net income (loss) before income taxes          (768,251)               17,423
Income tax expense                               11,001                     -
                                             --------------------------------
Net income (loss)                            $ (779,252)           $   17,423
                                             ================================

Earnings (loss) per common share             $     (.15)           $      .01
                                             ================================


See accompanying notes.

                            Ion Laser Technology, Inc.

         Consolidated Statements of Changes in Redeemable Common Stock and
                               Shareholders' Equity

                       Years ended March 31, 1997 and 1996

                               Redeemable
                             Common Stock           Common Stock       Additional    Retained      Cumulative     Total
                      ----------------------------------------------   Paid-In       Earnings      Translation    Shareholders'
                       Shares        Amount      Shares       Amount   Capital       (Deficit)     Adjustment     Equity
                      --------------------------------------------------------------------------------------------------------
Balance at
  March 31, 1995                                 3,861,630    $3,862   $2,715,946    $(136,784)    $(58,251)      $2,524,773
  Sale of common
   stock and
   exercise of
   stock options      150,000        $ 312,500   1,072,000     1,072    5,753,883                                  5,754,955
  Accretion of
   redeemable stock         -           26,040           -         -            -            -            -                -
  Foreign currency
   translation
   adjustment               -                -           -         -            -            -        7,920            7,920
  Net income                -                -           -         -            -       17,423            -           17,423
                      --------------------------------------------------------------------------------------------------------
Balance at
  March 31, 1996      150,000          338,540   4,933,630     4,934    8,469,829     (119,361)     (50,331)       8,305,071
  Exercise of stock
   options                                         210,400       210      384,705                                    384,915
  Redemption of
   redeemable stock  (150,000)        (338,540)                           (61,460)                                   (61,460)
  Foreign currency
   translation
   adjustment                                                                                            31               31
  Net loss                                                                            (779,252)                     (779,252)
                      --------------------------------------------------------------------------------------------------------
Balance at March 31,
  1997                      -        $       -   5,144,030    $5,144   $8,793,074    $(898,613)    $(50,300)      $7,849,305
                      ========================================================================================================








See accompanying notes.

                         Ion Laser Technology, Inc.

                    Consolidated Statements of Cash Flows

                                                              Year ended March 31
                                                           1997                 1996
                                                        -------------------------------
Operating activities
Net income (loss)                                       $  (779,252)       $    17,423
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                           255,433            143,124
    Provision for losses on accounts receivable              64,875             19,688
    Income (loss) from joint venture operations               8,557             (6,169)
    Stock issued for services                                    --             30,800
    Other                                                        --              7,920
    Changes in operating assets and liabilities:
       Accounts receivable                                 (226,281)          (622,033)
       Inventories                                       (1,523,306)           (78,730)
       Prepaid expenses                                    (100,329)           (51,908)
       Other assets                                        (411,713)             4,880
       Accounts payable and accrued liabilities            (135,070)           422,835
       Accrued warranty costs                               (21,149)            17,497
       Income taxes payable                                      --             (8,563)
                                                        -------------------------------
Net cash used in operating activities                    (2,868,235)          (103,236)

Investing activities
Patent costs                                               (286,940)           (12,612)
Additions to property, plant and equipment               (1,264,922)          (178,106)
                                                        -------------------------------
Net cash used in investing activities                    (1,551,862)          (190,718)

Financing activities
Proceeds from issuance of note payable                           --             23,749
Payments on debt                                           (591,508)           (15,497)
Proceeds from sale of common stock and exercise of
   stock options                                            384,915          5,285,426
Redemption of common stock                                 (400,000)                --
                                                        -------------------------------
Net cash provided by financing activities                  (606,593)         5,293,426
                                                        -------------------------------
Net increase (decrease) in cash and cash equivalents     (5,026,690)         4,999,472
Cash and cash equivalents at beginning of year            5,081,912             82,440
                                                        -------------------------------
Cash and cash equivalents at end of year                $    55,222         $5,081,912
                                                        ===============================
Supplemental disclosure of cash flow information:
Interest paid                                           $   109,310         $  142,233
Taxes paid                                                                  $      400

Supplemental schedule of non-cash activities
Acquisitions:
   Fair value of assets acquired                                            $  777,121
   Issuance of common stock                                                 $ (777,121)

See accompanying notes.

                            Ion Laser Technology, Inc.

                     Notes to Consolidated Financial Statements

                                 March 31, 1997

1. Accounting Policies

Description of Business

Ion Laser Technology, Inc. (the Company) is a Utah corporation in the business of developing, manufacturing and selling lasers. The Company sells to the medical market, original equipment manufacturers (OEMs) and also to industrial and scientific users. The Company, under its "BriteSmile" trademark, sells both lasers and related reagents to the dental markets which are used in a process to whiten teeth. The Company grants credit to most customers without requiring collateral.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ion Laser Technology Development Company, and ILT Systems BriteSmile, Inc. The Company's 26% interest in a foreign joint venture is accounted for by the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis, and consist of the following at March 31:

                                                 1997             1996
                                           -----------------------------
               Raw materials               $1,038,156        $   512,604
               Work in progress             1,118,504            445,726
               Finished goods                 715,507            390,531
                                           -----------------------------
                                           $2,872,167        $ 1,348,861
                                           =============================

                           Ion Laser Technology, Inc.

Property, Plant and Equipment

Property, plant and equipment, stated at cost, consists of the following at March 31:

                                          1997                  1996
                                     ------------------------------------
     Land                            $      100,000         $     100,000
     Buildings and improvements           1,195,287             1,193,061
     Machinery and equipment              1,012,262               807,888
     Office furniture and equipment         317,308               149,585
     Computer equipment                     438,904               146,328
     Construction in progress               417,596                23,087
                                     ------------------------------------
                                          3,481,357             2,419,949
     Less accumulated depreciation         (889,322)             (802,180)
                                     ------------------------------------
                                     $    2,592,035          $  1,617,769
                                     ====================================

The Company uses the straight-line method to depreciate the cost of assets over their estimated useful lives as follows:

                    Asset Classification                    Useful Lives
          ---------------------------------------------------------------------
          Buildings and improvements                            40
          Machinery and equipment                               5-7
          Office furniture and equipment                        5-7
          Computer equipment                                     5

Depreciation expense was $150,566 for 1997.

Revenue Recognition

Revenue on product sales is recognized upon shipment. Reserves for sales returns and allowances are recorded in the same period that the revenues from product sales are recognized.

Intangible Assets

Goodwill is the result of costs in excess of the value of the net tangible assets obtained in the acquisitions of Ion Laser Technology, Inc., and Brite Smile, Inc., and is amortized using the straight-line

                          Ion Laser Technology, Inc.

1. Accounting Policies (continued)

Intangible Assets (continued)

method over 40 and 17 years, respectively. The cost of patents is amortized over the estimated useful life of the patents, generally 17 years. The Company periodically evaluates whether circumstances have occurred that indicate the remaining useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable.

Advertising Costs

During fiscal year 1997, the Company incurred certain costs in connection with its BriteSmile direct-response marketing program. A portion of those costs, approximately $400,000, related to the production and communication of the program have been deferred as other assets and are being amortized over a three year period based on the ratio of revenues recognized from the direct-response campaign in each respective period to the total expected revenues over the three year period. The remaining costs associated with the marketing program, primarily relating to broad based advertising and product publicity, have been expensed as incurred. Total marketing expense for 1997 was approximately $868,000.

Product Warranties

Under the Company's product warranty programs, the Company has agreed to replace certain products or issue a replacement credit during the warranty period of generally 12 months. Costs associated with these warranty programs are determined on the basis of estimated net future costs and are accrued at the time of sale. The Company periodically revises these estimates, based on actual costs. Warranty costs for 1997 and 1996 were $285,972 and $136,016, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during
each fiscal year.   Common stock equivalent shares consist primarily of stock
options that have antidilutive effect when applying the treasury stock method. During 1997, no common stock equivalents were included in the computation of loss per share as their effect would be antidilutive. The weighted average number of shares used in calculating earning (loss) per share was 5,202,027 and 4,268,902 at March 31, 1997 and 1996, respectively.

                         Ion Laser Technology, Inc.

1. Accounting Policies (continued)

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are provided on differences between financial reporting and taxable income, using the enacted tax rates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior year amounts in order to conform to the current year financial statement presentation.

Foreign Currency Translation

For the Company's investment in Shanghai Ion Laser Technology (the "Joint Venture"), the functional currency has been determined to be the Chinese Renminbi and, therefore, the investment in the Joint Venture is translated at year-end exchange rates; the Company's portion of the Joint Venture's net loss is translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of shareholders' equity.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at March 31, 1997 and 1996, and revenues and expenses for the years then ended. Actual results could differ from the estimates and assumptions used.

                          Ion Laser Technology, Inc.

2. Notes Payable

The Company had a revolving line of credit with a bank which expired June 15, 1996 under which the Company could borrow up to $800,000, with interest at the bank's prime rate (8.25% at March 31, 1996) plus 1.75% and collateralized by accounts receivable and inventories. As of March 31, 1997 and 1996, the balance due on the line of credit was $0 and $660,626, respectively.

3. Long-term Debt

Long-term debt consists of the following:

                                                                   March 31,
                                                                     1997
                                                                 ------------
     Debt payable to the Small Business Administration
        with interest at 7.619% per annum and payments of
        principal and interest of $3,932 due monthly through
        November 2012, collateralized by a second mortgage
        on the Company's building and improvements.                $404,767

     Debt payable to a bank with interest at 1.5% over prime
        rate (9% at March 31, 1997), and payments of principal
        and interest of $3,581 due monthly through November
        2002, collateralized by a first mortgage on the
        Company's building and improvements, with a final
        payment due November, 2002 of $301,876.                     471,290
                                                                 ------------
                                                                    876,057

Less current portion of long-term debt                               30,474
                                                                 ------------
                                                                   $845,583
                                                                 ============

                          Ion Laser Technology, Inc.

3. Long-term Debt (continued)

The fair value of accounts payable, notes payable and long-term debt approximates the recorded values. Principal maturities of long-term debt during each of the next five fiscal years and thereafter are:

                    Fiscal Year          Amount
                    ---------------    ---------
                    1998               $ 30,474
                    1999                 33,279
                    2000                 36,207
                    2001                 36,774
                    2002                 25,197
                    Thereafter          714,126
                                       ---------
                                       $876,057
                                       =========
4. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              March 31,        March 31,
                                                1997             1996
                                          --------------------------------
   Deferred tax assets (liabilities):
     Inventory overhead capitalization    $     67,369         $    38,331
     Product warranty accruals                  32,223              36,366
     Allowance for bad debt                     39,118              14,920
     Vacation accrual                            5,975               5,975
     Equity method investment                   18,675              15,484
     Inventory reserve                          24,791               8,952
     Property and equipment depreciation        58,294              17,465
     Net operating loss carryforwards          379,004              81,104
     Tax credits                                90,085              90,085
     Deferred marketing                       (148,791)                 --
     Other                                     (28,549)             14,220
                                          --------------------------------
   Total deferred tax asset                    538,194             322,902
   Valuation allowance for deferred
     tax asset                                (538,194)           (303,338)
                                          --------------------------------
   Net deferred tax asset                 $         --         $    19,564
                                          ================================

                            Ion Laser Technology, Inc.

4. Income Taxes (continued)

Significant components of the income tax expense (benefit) are as follows:

                                              March 31,     March 31,
                                               1997            1996
                                            --------------------------
     Current:
       Federal                              $        --     $      --
       State                                         --         8,562
                                            --------------------------
     Total current                                   --         8,562
                                            --------------------------
     Deferred:
       Federal                                   11,001            --
       State                                         --        (8,562)
                                            --------------------------
     Total deferred                              11,001        (8,562)
                                            --------------------------
                                            $    11,001     $      --
                                            ==========================

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to earnings (loss) before taxes as follows:

                                                  1997             1996
                                                --------------------------
Tax expense (benefit) at U.S. statutory rates   $ (264,945)    $    5,923
State income taxes (benefit)                       (25,715)         1,955
Amortization of goodwill                             7,138          7,138
Other, net                                          59,667          1,963
Change in valuation allowance                      234,856        (16,979)
                                                --------------------------
                                                $   11,001     $       --
                                                ==========================

The Company has approximately $90,000 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring March 31, 2007 if not utilized. The Company also has approximately $1,115,000 of federal net operating loss carryforwards that begin to expire March 31, 2008. The net change in the valuation allowance for fiscal 1997 was $234,856.

5. Brite Smile Acquisition

On March 7, 1996, the Company acquired certain assets and assumed certain liabilities of Brite Smile, Inc., in exchange for 200,000 restricted shares of the Company's common stock. This restricted stock had an estimated value of $800,000 on the date of closing. BriteSmile's results of operations since March 7, 1996 are included in the accompanying financial statements. Holders

                           Ion Laser Technology, Inc.

5. Brite Smile Acquisition (continued)

of these restricted shares had the right within 12 months following the closing of the acquisition, to require the Company to repurchase up to an aggregate of $250,000 of the restricted common stock, at the then current market price of the Company's common stock. Share values of the maximum amount of $250,000 of the common stock exchanged in the acquisition has been included in redeemable common stock at March 31, 1996. During 1997, the stock was redeemed by the Company for an aggregate price of $250,000.

Additionally, in 1997 the Company adjusted the recorded values of the assets acquired to accurately reflect the final determination of fair value of those assets. These adjustments resulted in an increase in goodwill of approximately $107,000.

Unaudited pro forma operating results for fiscal 1996 assuming the acquisition of Brite Smile at the beginning of fiscal 1996 is as follows:

                                                 1996
                                             -----------
               Net sales                     $4,840,700
                                             ===========
               Net income                    $  164,700
                                             ===========
               Earnings per share            $      .04
                                             ===========

6.  Shareholders' Equity

During 1990, the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990. Under the terms of the plan, the Company's stock to be offered shall be common stock and the aggregate number of shares of stock to be delivered upon the exercise of all options granted shall not exceed 6,000,000 shares. The Company has reserved 6,000,000 shares for future issuance under this plan. The option price per share is determined by the board of directors, but shall be no less than the fair market value on the date of the grant.

                           Ion Laser Technology, Inc.

A summary of the Company's stock option activity and related information for fiscal years 1997 and 1996 follows:

                                               1997                         1996
                                   -----------------------------------------------------
                                                   Weighted-                   Weighted-
                                                   Average                     Average
                                                   Exercise                    Exercise
                                   Options         Price          Options      Price
                                   -----------------------------------------------------
Outstanding at beginning of year   1,800,500       $11.95           656,500    $ 2.36
Granted                                   --                      1,482,000    $13.76
Exercised                           (210,400)      $ 1.81          (327,000)   $ 1.25
Forfeited/expired                    (42,500)      $ 1.25           (11,000)   $ 1.25
                                   ----------                     ----------
Outstanding at end of year         1,547,600       $13.13         1,800,500    $11.95
                                   ==========                     ==========

Exercise prices for outstanding options as of year-end ranged from $0.60 to $20.00 and the weighted-average remaining contractual life of those options is
8.4 years.

The Company's pro forma compensation expense under the fair value method, utilizing the Black-Scholes option valuation model, for stock options granted in 1997 and 1996 was $15,600 for 1997 and $13,700 for 1996. Pro forma net income (loss) would have been $(794,852) in 1997 and $3,723 in 1996. Earnings
(loss) per share would have been $(0.15) per share for 1997 and $0 per share for 1996 for both primary and fully diluted earnings (loss) per share.

The fair value for these options was estimated at the date of grant assuming an expected volatility of 72%, with no dividend yield. Other assumptions for 1997 and 1996 are as follows: an average risk-free interest rate of 6.6%, and average option lives of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

                           Ion Laser Technology, Inc.

6.  Shareholders' Equity (continued)

Because the fair value method of accounting for stock-based compensation has not been applied to options granted prior to April 1, 1995, the preceding pro forma compensation cost may not be representative of that to be expected in future years.

As of March 31, 1997, stock options for 1,460,500 shares of common stock are exercisable.

The Company sold 325,000 shares of its common stock at $1.00 per share in a private placement offering during the first quarter of the fiscal year ended March 31, 1995. Proceeds from this offering, net of commissions and direct costs, totaled approximately $315,000. In connection with this offering, options to purchase 325,000 shares of common stock at $1.25 were issued in 1994 and were exercised in 1996.

In September, 1995, the Company sold 160,000 shares of restricted common stock in a private placement for a price of $100,000.

In October, 1995, the Company sold 200,000 shares of restricted common stock to United Technologies, Inc. as part of a joint venture agreement in exchange for $125,000. The Company had the right to repurchase 100,000 shares of this stock at a price of $1.50 per share at any time through October 30, 1996.
United Technologies, Inc. also had the right to put those 100,000 shares to the Company at a redemption price of $1.50 at any time, beginning November 1, 1996 through October 30, 1997 if the Company does not exercise its option to repurchase the stock. The redeemable shares were recorded at their original issue price as redeemable common stock. During 1997, 100,000 shares of the stock were redeemed by the Company for an aggregate price of $150,000.

In February, 1996, the Company issued restricted common stock in conjunction with the acquisition of Brite Smile, Inc. (see Note 5).

In March, 1996, the Company completed a private placement of 300,000 shares of its common stock resulting in total consideration of $5,000,000. In addition, the purchasers received options to purchase 1,000,000 shares of common stock at $20 per share.

                           Ion Laser Technology, Inc.

7.  Commitments

Retirement Plan

On November 11, 1987, the Company adopted a Profit Sharing and Cash or Deferred Compensation Arrangement. All employees with at least one year of service and who have reached the age of twenty-one may participate. At the election of the Board of Directors, the Company may contribute to either plan subject to the limitations provided in the Internal Revenue Code. The Company made no contributions to the plan during 1996 or 1997. At March 31, 1997 there is no unfunded deferred benefit under these plans.

Patent Licensing and Royalty Agreements

The Company entered into a licensing agreement effective October 1, 1988, whereby it is required to pay royalties on the net sales price of certain laser products sold, equal to 5% on United States and Canadian sales, 2% on foreign sales and no royalties on sales to the United States Government or its contracted entities.

Royalty payments made under this agreement for the years ended March 31, 1997 and 1996 were $119,217 and $90,577, respectively.

8.  Joint Venture

On March 31, 1989, the Company entered into a joint venture agreement with Shanghai Laser Technology Company and Shanghai Minhang United Development Company, Ltd., both of the People's Republic of China. The Joint Venture operates as Shanghai Ion Laser Technology Company Limited and produces, markets and services various lasers and related equipment from operations located in the People's Republic of China. As of March 31, 1997, the Company has a 26% ownership interest in the Joint Venture. The Company's share of the Joint Venture's net loss for fiscal 1997 and 1996 was $8,588 and $1,484, respectively and is included in other expenses. During the fiscal years ended March 31, 1997 and 1996, the Company had sales to the Joint Venture of approximately $38,800 and $66,658, respectively. In addition, as of March 31, 1997 and 1996 the Company had amounts receivable from the Joint Venture of approximately $232,945 and $220,656, respectively. The Company has an option to purchase up to a total of 51% of the outstanding stock of the Joint Venture, at a purchase price that would give the selling investor a 10% annualized return on its original investment.

                           Ion Laser Technology, Inc.

9.  Export Sales and Major Customers

The breakdown of total export sales by geographic area for the years ended March 31, 1997 and 1996 was as follows:

                                       1997                   1996
                                ------------------------------------------
          Europe                        43%                    52%
          Asia                          36%                    25%
          Canada                        16%                    20%
          All other                      5%                     3%
                                ------------------------------------------
          Total export sales           100%                   100%
                                ------------------------------------------
          Total export sales       $849,282             $1,302,603
                                ==========================================

There were no customers for which sales exceeded 10% of total revenues during fiscal 1996 and 1997. Such export sales are transacted in U.S. dollars.

10.  New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement replaces the previous standard Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For Ion Laser, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No. 15, which has historically been reported. The impact of SFAS No. 128 on the Company's earnings per share is not expected to be significant.

11.  Subsequent Event

In April 1997, the Company completed a private placement of 428,572 shares of its common stock resulting in total proceeds of $3,000,000. In connection therewith, options to purchase 500,000 shares of the Company's common stock were granted at an exercise price of $9.00 per share. Additionally, as further consideration, the Company amended the exercise price of certain options granted in 1996, relating to an aggregate of 966,667 shares of the Company's common stock, from $20.00 per share to $9.00 per share. Also, in April, the Company obtained a line of credit with a bank whereby the Company can borrow up to $1,200,000 for operating capital. The line is secured by inventory and receivables.