Form 10QSB
period 1997-06-30
ION LASER TECHNOLOGY INC
filed 1997-08-13
CIK 866734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarter ended June 30, 1997

       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from________to _________.

                        Commission file number 1-11064

                            ----------------------

                          ION LASER TECHNOLOGY, INC.
      (Exact name of small business issuer as specified in its charter)

                            ----------------------
                  UTAH                                  87-0410364
      (State or other jurisdiction of                 (I.R.S. Employer
       Incorporated or Organization)                 Identification No.)

                            ----------------------

            3828 South Main Street
            Salt Lake City, Utah                                84115
            (Address of principal executive offices)          (Zip Code)

                 Registrant's telephone number (801) 262-5555

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.   Yes [X]  No [ ]

     The number of shares of common stock of the issuer outstanding as of
     June 30, 1997 was   5,616,427

                         ION LASER TECHNOLOGY, INC.
                           INDEX TO FORM 10-QSB


                                                                       Page
PART I.     FINANCIAL INFORMATION                                     -----

Item 1.     Financial Statements

Unaudited Consolidated Condensed Balance Sheets as of
June  30, 1997 and March 31, 1997.                                     1-2

Unaudited Consolidated Condensed Statements of Operations
for the nine months and three months ended June 30, 1997 and
June 30, 1996.                                                           3

Unaudited Consolidated Condensed Statements of Cash Flows
for the nine months ended June 30, 1997 and June 30, 1996.               4

Notes to Unaudited Consolidated Condensed Financial Statements.          5

Item 2.   Management's Discussion and Analysis of Financial
          Condition & Results of Operations                            6-9

PART II.    OTHER INFORMATION                                            9

Signature Page                                                          10

                          Ion Laser Technology, Inc.

              Unaudited Consolidated Condensed Balance Sheets

 Assets                                                          June 30,           March 31,
                                                                   1997               1997
                                                               --------------    --------------
Current assets:
    Cash and cash equivalents                                   $  2,576,663     $     55,222
    Accounts receivable, less allowance of
      $80,000 and $104,875 at June 30, 1997 and
      March 31, 1997 respectively                                  1,861,599        1,412,625
    Inventories                                                    2,590,835        2,872,167
    Prepaid expenses                                                 184,639          226,326
    Deferred taxes and other                                           6,624           20,515
                                                               --------------    --------------
Total current assets                                               7,220,360        4,586,855

Property, plant and equipment, net                                 2,713,617        2,592,035

Investment in joint venture                                          189,360          189,360
Goodwill, net                                                      1,229,167        1,246,334
Patent costs, net                                                    497,122          414,493
Receivable from joint venture                                        232,945          232,945
Other assets                                                         387,167          455,827
                                                               --------------    --------------

Total assets                                                   $  12,469,738     $  9,717,849
                                                               ==============    ==============

See accompanying notes.

                          Ion Laser Technology, Inc.


Liabilities and shareholders' equity                             June 30,           March 31,
                                                                   1997               1997
                                                               --------------    --------------
Current liabilities:
     Notes payable                                              $     32,058      $     45,529
     Accounts payable                                                431,811           676,059
     Accrued liabilities                                             155,991           194,551
     Accrued warranty costs                                           66,554            76,348
     Current portion of long-term debt                                17,445            30,474
                                                               --------------    --------------
Total current liabilities                                            703,859         1,022,961


Long-term debt less current portion                                  850,309           845,583

                                                                         -

Shareholders' Equity:
Common stock, $.001 par value:
     Authorized shares   50,000,000
     Issued and outstanding shares -
     5,616,427 at June 30, 1997, and
     5,144,030 at  March 31, 1997                                      5,641             5,144
Additional paid-in capital                                        11,935,390         8,793,074
                                                                                      -
Retained earnings (deficit)                                         (975,161)         (898,613)
Cumulative translation adjustment                                    (50,300)          (50,300)
                                                               --------------    --------------

Total shareholders' equity                                        10,915,570         7,849,305
                                                               --------------    --------------
Total liabilities and shareholders' equity                     $  12,469,738     $   9,717,849
                                                               =============     ==============

See accompanying notes.

                         Ion Laser Technology, Inc.

       Unaudited Consolidated Condensed Statements of Operations

                             Three Months Ended


                                           June 30,              June 30,
                                             1997                  1996
                                        ---------------     ---------------
Net sales                               $   2,019,783       $    1,398,492

Cost of products sold                       1,165,968              572,441

Gross Margin                                  853,815              826,051
Selling & administrative expenses             784,116              701,158
Research and development expenses             135,197               33,106
                                        ---------------     ---------------
                                              (65,498)              91,787

Other income (expense)                        (11,050)              42,283
                                        ---------------     ---------------
Income (loss) before income taxes             (76,548)             134,070

Income tax (expense) benefit                     -                    -
                                        ---------------     ---------------
Net income (loss)                             (76,548)            $134,070
                                        ===============     ===============

Earnings (loss) per common share                ($.01)                $.03
                                        ===============     ===============

See accompanying notes.

                           Ion Laser Technology, Inc.
          Unaudited Consolidated Condensed Statements of Cash Flows
                             Three months ended

                                                                       June 30,           June 30,
                                                                         1997               1996
                                                                    --------------     --------------
Operating activities
Net income (loss)                                                   $     (76,548)     $     134,070
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                        120,082             48,906
     Provision for losses on accounts receivable                          (24,875)             4,616
Changes in operating assets and liabilities:
     Accounts receivable                                                 (424,099)          (169,369)
     Inventories                                                          281,332           (434,843)
     Prepaid expenses                                                      41,687            (78,446)
     Other assets                                                          68,660             (5,000)
     Accounts payable and accrued liabilities                            (282,808)          (407,406)
     Accrued warranty costs                                                (9,794)            (2,901)
     Income taxes payable                                                  13,891                428
                                                                    --------------     --------------
Net cash provided by (used in) operating activities                      (292,472)          (909,945)

Investing activities
Patent costs                                                              (91,294)            (1,365)
Additions to property, plant and equipment                               (215,832)          (307,294)
                                                                    --------------     --------------
Net cash (used in) investing activities                                  (307,126)          (308,659)
                                                                    --------------     --------------


Financing activities
Payments on debt                                                           20,323               -
Proceeds from sale of common stock                                        (42,097)          (674,910)
Payments for purchase of common stock                                   3,142,813            328,125
                                                                    --------------     --------------
Net cash provided by (used in) financing activities                     3,121,039           (346,785)
                                                                    --------------     --------------


Net increase (decrease) in cash and cash equivalents                    2,521,441         (1,565,389)
Cash and cash equivalents at beginning of period                           55,222          5,081,912
                                                                    --------------     --------------
Cash and cash equivalents at end of period                          $   2,576,663      $   3,516,523
                                                                    ==============     ==============

See accompanying notes.

                          Ion Laser Technology, Inc.
       Notes to Unaudited Consolidated Condensed Financial Statements
                              June 30, 1997

1.  Accounting Policies

Basis of Presentation

The unaudited, consolidated, condensed financial statements of Ion Laser Technology, Inc. ("Company") as of June 30, 1997 and March 31, 1997 and for the three months ended June 30, 1997 and 1996 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each fiscal year. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding were 5,428,724 and 5,282,660 at June 30, 1997 and 1996, respectively.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current period presentation.

2.  Inventories

Inventories consist of the following:

                                   June 30,                March 31,
                                     1997                    1997
                                --------------          --------------
Raw materials                   $   1,045,988           $   1,038,156
Work in progress                      835,666               1,118,504
Finished goods                        709,181                 715,507
                                --------------          --------------
      Total                        $2,590,835              $2,872,167
                                ==============          ==============

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

RESULTS OF OPERATIONS

Net Sales

Sales for the first quarter of fiscal 1998 ended June 30, 1997 totaled $2,019,783, compared to $1,398,492 in the same quarter of the prior fiscal year, an increase of approximately $621,000 or 31%. Dental sales, the primary emphasis of the Company, increased from $940,000 in the first quarter of 1997 to $1,338,000 in the same quarter in fiscal 1998, OR 42%. The growth both in dental sales and in sales generally was due primarily to continued growth in the sale of laser composite curing and whitening products associated with the Company's BriteSmile laser tooth whitening ("LTW") system.

Management anticipates continued growth in sales in the dental division with the LTW product line and the other tooth whitening chemical products.

Management intends to continue to concentrate the majority of the Company's resources in the dental market. Although management anticipates continued revenue from the Company's industrial and scientific operations, it does not expect that segment of the business to be a significant contributor to growth in future periods.

Cost of Sales

The Company's cost of sales increased when compared with the same period one year ago. The increase is due to higher warranty costs on the LTW product line than other product lines.

The Company's gross margin decreased from 59% in the prior period to 42% in the quarter ended June 30, 1997. This decrease is due largely to costs associated with warranty and engineering. During the quarter, the Company introduced the model 6800 argon whitening laser. The Company experienced higher than desirable failure rates on certain components in prior models of the argon whitening laser. The model 6800 has been engineered to respond to these failures, and it is expected that the introduction of these changes into the product will assist the Company in controlling its warranty costs in the future.

Management expects that as the product mix moves toward greater sales of LTW products and tooth whitening reagents, the cost of sales as a percent of sales should decrease.

During the quarter ending June 30, 1997, the Company spent significant resources to improve customer relations and to increase customer satisfaction and chemical sales related to its LTW products. The Company continues its follow-up visits to dentists to assist in enhancing their use of the LTW products and procedures and improving marketing and public relations. This increased customer support led to increased sales of LTW chemicals to existing customers by more than 36% during the first quarter of fiscal 1998, compared to sales of such products to these customers in the fourth quarter of fiscal 1997.

Selling & Administrative Expenses

Selling and administrative expenses decreased from 50% of sales in the first quarter of fiscal 1997, to 39% of sales in the first quarter of fiscal 1998. Although these expenses decreased as a percentage of sales, the actual expenditures increased from $701,158 to $784,116, compared to the same period in fiscal 1997. Marketing dollars continue to be used to penetrate the dental market. The Company uses several forms of marketing to contact potential users of its products, including advertising in trade magazines, attending trade shows, mailing literature to target markets, and the utilization of field sales persons and endorsements by high profile dentists. Management expects to continue to spend resources on marketing and selling at levels similar to those spent in the past.

Research & Development Expenses

Research and development expenses were $135,197 and $33,106 in the first
quarters of fiscal 1998 and 1997, respectively.   The Company continues to
maintain a research and development team currently focused on the development of new dental products and the improvement of existing product lines. The increase in research and development expenses is largely attributable to the development of the Argo HP. This product has been developed as a low-cost, high speed (less than one second) curing device for curing composites in dental applications. The product received FDA market clearance in March 1997 and management expects to begin shipment of the product during the third quarter of fiscal 1998. The Company expects research and development expenditures to continue at a similar level as a percentage of sales during fiscal 1998.

Inflation

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's earnings in the immediate future.

Net Income (Loss)

The Company incurred a net loss of ($76,548) in the first quarter of fiscal 1998, compared to net income of $134,070 in the same quarter of fiscal 1997. The loss is due in large part to increased marketing and warranty
expenses.   The gross margins associated with the LTW products are higher than those of other product lines currently sold by the Company, and the Company expects the factors that resulted in the net loss during fiscal 1997 and the first quarter of fiscal 1998 will not be present to the same degree or have the same adverse impact in the remainder of fiscal 1998. There can be no assurance, however, that future net losses will not occur or, if they occur, that they will be less than the losses sustained in fiscal 1997 and the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $2,521,000 during the quarter. During this period, operating activities used $300,000 mainly due to increases in accounts receivable as sales increased, and a decrease in accounts payable and accrued liabilities. Management has improved the Company's inventory position through increasing throughput and implementing better controls on purchases. Inventory was reduced through these efforts by $280,000 during the quarter.

The Company spent $91,000 in attorney and other fees related to patent costs. In July 1997, the Company received a patent on its LTW. This patent allows for protection against competitors in relation to the use of lasers for tooth whitening. The Company is in the process of notifying those it believes to be in violation of this patent. Management believes that it may incur significant costs associated with the defense of this and other patents owned by the Company. Additionally, the Company spent $216,000 on capital improvements during the quarter. The Company has neared completion of remodeling on its facilities in Salt Lake City, Utah. Included in the remodeling of the facilities is a six operatory dental facility which the Company plans to use for training, sales presentations and research and development. The Company is also in the beginning stages of implementing a new enterprise software system which is expected to assist in creating a more efficient business environment.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities. The Company's Current Ratio and Working Capital at June 30, 1997 and March 31, 1997 were as follows:


                               June 30          March 31
                                 1997             1997
                           --------------    ---------------
           Current Ratio         10.4              4.5
           Working Capital   $6,523,808        $3,563,894

Recent Sales of Securities

In April 1997, the Company completed a private placement of its common stock in which it obtained proceeds of approximately $3,000,000. Also, in April 1997, the Company obtained a line of credit with a bank whereby the Company can borrow up to $1,200,000 for operating capital. The line of credit is secured by inventory and accounts receivable of the Company. The Company believes that cash flow from sales, proceeds from the sale of the Company's securities following the end of fiscal 1997, and amounts available under the Company's bank line of credit, will be sufficient to meet the Company's needs for the next twelve months.

Forward Looking Statements and Certain Risk Factors

Statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. Such statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such statements. The Company cautions that actual results could differ materially from those in such forward looking statements. Among other things, the Company's business and its results of operations may be affected by factors which could cause actual results to differ materially from those described in the forward looking statements contained in this report. Such factors include, but are not limited to factors described in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

Unless revised by statements contained in this report, those factors continue to be significant and may cause actual results to differ materially from the forward-looking statements contained in this report. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.


                   PART II - OTHER INFORMATION

 Item 1.Legal Proceedings.

     There are no legal proceedings involving the Company or any of its directors, officers or affiliates which are required to be discussed in this Report.

 Item 2.Changes in Securities.

     c. Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities. During the quarterly period ended June 30, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act as follows:

     On May 8, 1997, the Company issued 458,572 shares of common stock in consideration of a payment of $3,000,000 from two shareholders, LCO Investments Limited and Richard S. Braddock. As additional consideration to LCO Investments Limited and Mr. Braddock, the Company also (a) issued options to purchase up to 500,000 shares of common stock at an exercise price of $9.00 per share, exercisable until May 1, 2007, and (b) amended certain options previously granted to reduce the purchase price per share from $20.00 to $9.00 and to remove and contractual restrictions on resales of the shares of common stock underlying such options. The Company issued such securities without registration under the Act in reliance on Section 4(2) of the Act and/or Regulation D. All such common stock issued was as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibit No.    Description
     ----------    ------------

        27          Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Ion Laser Technology, Inc.


Date:      August 10, 1997     /s/  Dean E. Hutchings
                               -----------------------
                               Dean E. Hutchings
                               Chief Financial Officer