Form 10QSB
period 1997-09-30
ION LASER TECHNOLOGY INC
filed 1997-11-14
CIK 866734

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .

Commission file number 1-11064


                           ION LASER TECHNOLOGY, INC.
     .................................................................
     (Exact name of small business issuer as specified in its charter)


           UTAH                                                87-0410364
 ............................                              ....................
(State or other jurisdiction                              (IRS Employer
of Incorporation or Organization)                         Identification No.)


                             3828 South Main Street
                          Salt Lake City, Utah  84115
          ........................................................
           (Address of principal executive offices with Zip Code)

                                (801) 262-5555
                       ................................
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of September 30, 1997 was 5,804,791.

ITEM 1.  FINANCIAL STATEMENTS


                           Ion Laser Technology, Inc.
               Unaudited Consolidated Condensed Balance Sheets

                                                            September 30,             March 31,
                                                                1997                     1997
                                                            --------------         --------------
Assets
Current assets:
    Cash and cash equivalents                               $  1,966,862           $      55,222
    Accounts receivable, less allowance
      of $78,678 and $104,875 at Sept. 30, 1997
      and March 31, 1997  respectively                         1,422,620               1,412,625
    Inventories                                                2,773,919               2,872,167
    Prepaid expenses                                             146,073                 226,326
    Deferred taxes and other                                       6,624                  20,515
                                                            --------------         --------------
Total current assets                                           6,316,098               4,586,855

Property, plant and equipment, net                             2,831,984               2,592,035

Investment in joint venture                                      189,360                 189,360
Goodwill, net                                                  1,214,954               1,246,334
Patent costs, net                                                504,758                 414,493
Receivable from joint venture                                    212,805                 232,945
Other assets                                                     370,640                 455,827
                                                            --------------         --------------
Total assets                                                $ 11,640,599           $   9,717,849
                                                            ==============         ==============










                                See accompanying notes.

                             Ion Laser Technology, Inc.
             Unaudited Consolidated Condensed Balance Sheets (continued)


                                                               September 30,                     March 31,
                                                                    1997                           1997
                                                             -----------------                --------------


Liabilities and shareholders' equity
Current liabilities:
    Notes payable                                            $       18,133                   $        45,529
    Accounts payable                                                270,627                           676,059
    Accrued expenses                                                271,715                           194,551
    Accrued warranty costs                                           86,819                            76,348
    Current portion of long-term debt                                21,148                            30,474
                                                             --------------                   ---------------

Total current liabilities                                           668,442                         1,022,961

Long-term debt less current portion                                 958,962                           845,583

Shareholders' Equity:
Common stock, $.001 par value:
    Authorized shares - 50,000,000                                    5,805                             5,144
    Issued and outstanding shares -
      September 30, 1997 - 5,804,791
      March 31, 1997 - 5,144,030
Additional paid-in capital                                       11,960,611                         8,793,074

Retained earnings (deficit)                                      (1,902,921)                         (898,613)
Cumulative translation adjustment                                   (50,300)                          (50,300)
                                                              --------------                   ---------------

Total shareholders' equity                                       10,013,195                         7,849,305
                                                              --------------                   ---------------

Total liabilities and shareholders' equity                    $  11,640,599                    $    9,717,849
                                                              ==============                   ===============








                                 See accompanying notes.

                               Ion Laser Technology, Inc.
              Unaudited Consolidated Condensed Statements of Operations



                                              For six months ended                       For three months ended
                                      ---------------------------------------     ----------------------------------
                                       Sept. 30                Sept. 30              Sept. 30             Sept. 30
                                         1997                    1996                  1997                  1996
                                      ------------          -----------------     -------------        -------------
Net sales                             $  3,104,025          $  3,354,010          $ 1,084,242          $   1,955,518

Cost of products sold                    1,939,674             1,714,612              773,706              1,325,736

Gross Margin                             1,164,351             1,639,398              310,536                629,782

Selling and administrative expenses      1,818,712             1,412,647            1,034,596                536,200

Research and development expenses          313,686               100,035              178,488                 58,653
                                      -------------         -------------         ------------         --------------
                                          (968,047)              126,716             (902,548)                34,929

Other income (expense)                     (36,263)               82,086              (25,213)                39,803
                                      -------------         -------------         ------------         --------------


Income (loss) before income taxes       (1,004,310)              208,802             (927,761)                74,732

Income tax (expense) benefit                     -                     -                    -                      -
                                      -------------         -------------         ------------         --------------
Net income (loss)                     $ (1,004,310)         $    208,802          $  (927,761)         $      74,732
                                      =============         =============         ============         ==============

Earnings (loss) per common share      $       (.18)         $        .04          $      (.17)         $         .02
                                      =============         =============         ============         ==============









                               See accompanying notes.

                              Ion Laser Technology, Inc.
              Unaudited Consolidated Condensed Statements of Cash Flows
                              For the six months ended:


                                                                        September 30,            September 30,
                                                                            1997                    1996
                                                                      -----------------        -----------------
Operating activities
Net income (loss)                                                     $   (1,004,308)          $     208,802
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                           190,267                 100,972
     Provision for losses on accounts receivable                              26,197                   5,277
Changes in operating assets and liabilities:
     Accounts receivable                                                     (16,052)                105,061
     Inventories                                                              98,248              (1,041,262)
Prepaid expenses                                                              80,253                 (14,770)
     Other assets                                                             85,187                     593
     Accounts payable and accrued liabilities                               (328,268)               (174,573)
     Accrued warranty costs                                                   10,471                 (50,095)
     Income taxes payable                                                     13,891                     426
                                                                      ---------------          --------------
Net cash provided by (used in) operating activities                         (844,114)               (859,569)
                                                                      ---------------          --------------
Investing activities
Patent costs                                                                 (91,942)               (188,839)
Goodwill                                                                           -                   6,696
Additions to property, plant and equipment                                  (397,159)               (756,488)
                                                                      ---------------          --------------
Net cash (used in) investing activities                                     (489,101)               (938,631)
                                                                      ---------------          --------------
Financing activities

Proceeds from issuance of debt                                               111,903                       0
Payments on debt                                                             (35,246)               (688,642)
Proceeds from sale of common stock                                         3,168,198                 359,375
                                                                      ---------------          --------------
Net cash provided by (used in) financing activities                        3,244,855                (329,267)
                                                                      ---------------          --------------
Net increase (decrease) in cash and cash equivalents                       1,911,640              (2,127,467)
Cash and cash equivalents at beginning of period                              55,222               5,081,912
                                                                      ---------------          --------------
Cash and cash equivalents at end of period                            $    1,966,862           $   2,954,445
                                                                      ===============          ==============









                              See accompanying notes.

           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  September 30, 1997

1.   Accounting Policies

Basis of Presentation

The unaudited, consolidated, condensed financial statements of Ion Laser Technology, Inc. (the "Company") as of September 30, 1997 and March 31, 1997 and for the six months and three months ended September 30, 1997 and 1996 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1997.

Earnings Per Share

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalent shares consist primarily of stock options that have a dilative effect when applying the treasury stock method. The weighted average number of shares outstanding were 5,490,073 and 5,282,660 at September 30, 1997 and 1996, respectively.

Reclassifications

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current presentation.

2.     Inventories

Inventories consist of the following:


                                                    September 30,                   March 31,
                                                        1997                          1997
                                                  ----------------              -----------------
Raw materials                                     $   978,311                   $ 1,038,156
Work in progress                                      787,407                     1,118,504
Finished goods                                      1,008,201                       715,507
                                                  ------------                  ------------
                                                  $ 2,773,919                   $ 2,872,167
                                                  ============                  ============

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

RESULTS OF OPERATIONS

Net Sales

Total sales fell from $1,955,518 in the quarter ended September 30, 1996 to $1,084,242 for the quarter ended September 30, 1997. Also, sales for the six months ended September 30, 1997 were $3,104,025 compared to $3,354,010 for the six months ended September 30, 1996. Sales of products into the dental market decreased from $1,525,000 in the second quarter of fiscal year 1997 to $648,000 in the second quarter of fiscal year 1998.

The Company has refocused its sales efforts to utilize marketing partners for the sale of its BriteSmile and new Sub-Second product lines. The two marketing partners negotiated or signed in the second quarter have existing and seasoned distribution channels. Management believes this will effect a more rapid and broader market penetration of the Company's dental products
both domestically and internationally.   A broader placement of the Company's
dental equipment will help accelerate residual income from the sale of chemical compounds used in conjunction with the Company's laser and laser-like products for in-office patient procedures.

The Company also added two key executives, VP of Dental Relations and VP of Marketing and Sales, who joined the Company late in the second quarter.

The Company received FDA marketing clearance for the sale of a Sub-Second( curing device known as the Apollo 9500, in March 1997. The new product was introduced to the dental market by the Company's exclusive domestic distributor in October, 1997, as a high speed curing and whitening product. The Company expects to begin production and delivery of the product during the fourth quarter of fiscal year 1998. The Company is developing a compatible composite material and whitening reagent which it intends to sell for use with the device. Orders are currently being taken for fulfillment during the quarter of fiscal year 1998.

The exclusive domestic distributor, Dental/Medical Diagnostics, Inc. ("DMD"), is conducting the entire product launch of the Apollo 9500 in the United
States and Canada with minimum requirement levels to be filled in order to maintain exclusive distributorship. The first year's purchases of the Apollo 9500 are guaranteed by DMD for approximately $5,000,000, subject to the Company's delivery of 100 Apollo 9500 units on or before February 28, 1998 and certain other conditions. For purposes of the agreement with DMD, the "first year" does not commence until the first 100 units are delivered and concludes twelve months thereafter. The purchase of $5,000,000 of Apollo 9500 units does not include any chemicals or composites which may be purchased by DMD or its customers and which the Company is presently developing. With the product launch underway for the U.S. and Canada, ILT's in-house marketing team is focusing on the advancement of laser tooth whitening worldwide and international expansion for the Sub-Second product in the dental and industrial photonics markets.

Sales of laser tooth whitening chemicals for the quarter increased 58% over the prior year's period. This represents extensive efforts by the Company to assist current owners of the LTW system in marketing efforts to potential patients of the procedures.

The Company believes the Sub-Second curing ability of its patent-pending, new technology has applications in the industrial photonics industry. Market potential of this product is being researched for applications with the Company's industrial and scientific laser products.

Despite the Company's marketing agreement with DMD and its own increased marketing and sales activities, there can be no assurance that the factors which have caused a decline in sales in the first half of fiscal year 1998 will not continue for the remainder of the fiscal year.

Cost of Sales

The Company's cost of sales increased when compared with the same period one
year ago.   The Company's gross margin decreased from 32% in the prior period to 29% in the quarter ended September 30, 1997.

The increase in cost of sales as a percent of sales is largely due to the lack of sales of the higher margin laser tooth whitening system. Management expects that sales of higher margin laser tooth whitening systems will increase during the balance of fiscal year 1998. Management expects that the product mix in the long term will move towards the LTW line and other higher margin products. However, management also expects that the increased cost of sales will continue for the remainder of the fiscal year 1998.

Furthermore, the Company was maintaining a training facility in Birmingham, Alabama. The Birmingham facility has been closed and its operations discontinued as the Company opened a new training and educational facility in Salt Lake City, Utah in September. The Company has recognized expenses of approximately $229,000 related to the Birmingham facility and its closure during the first six months of fiscal year 1998.

Warranty expenses for the quarter ended September 30, 1997 decreased by approximately $97,000 from the quarter ended September 30, 1996. This decrease in warranty costs represents ongoing product changes in an effort to increase the reliability of the Company's dental product lines.

Selling & Administrative Expenses

Expenditures for selling and administrative expenses were $1,034,596, and $536,200 for the quarters ended September 30, 1997 and 1996 respectively. The Company continues to invest in marketing to both the dental community and the whitening consumer. Sales and marketing expenses were approximately $518,000 during the current quarter as compared to $338,000 for the prior year's quarter. Marketing dollars continue to be used to penetrate the dental market. The Company uses several forms of marketing to contact potential users of its products, including advertising in trade magazines, attending trade shows, mailing literature to target markets, and the utilization of field sales persons and endorsements by high profile dentists. Management expects to continue to spend resources on marketing and selling at levels similar to those spent in the past.

Research & Development Expenses

Research and development expenses were $178,488 and $58,653 in the second quarter of fiscal year 1998 and 1997, respectively. The Company continues to maintain a research and development team currently focused on the development of new dental products and the improvement of existing product lines. The increase in research and development expenses in the current period is largely attributable to the development of the Apollo 9500. This product has been developed as a low-cost, high speed (less than one second) curing device for curing composites in dental applications and a high speed whitening light
source.  The product received FDA market clearance in March 1997.   The
Company signed an exclusive license agreement with DMD for the sale of this product into the US and Canadian markets. DMD sells high technology equipment to the dental community. The Apollo 9500 was introduced at a national dental convention in October by DMD, and orders for this product are currently being taken by DMD for shipment in the fourth quarter of the Company's fiscal year. The Company expects research and development expenditures to continue at a similar level as a percentage of sales during the remainder of fiscal year 1998.

Inflation

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's earnings in the immediate future.

Net Income (Loss)

The Company incurred a net loss of ($927,761) in the second quarter of fiscal year 1998, compared to net income of $74,732 in the same quarter of fiscal year 1997. The loss is due in large part to a reduction of sales to the dental market during the summer months and increased marketing expenses.
There can be no assurance, however, that future net losses will not occur especially in light of the Company's decline in sales when combined with expected levels of expense or, if they occur, that they will be less than the losses sustained in fiscal year 1997 and the first two quarters of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $1,966,862 during the six months, principally as a result of the sale of common stock in May 1997. During this period, operating activities used $844,000 mainly due to the net loss sustained coupled with a decrease in accounts payable and accrued liabilities. Management believes that levels of cash will generally decrease during the balance of fiscal year 1998, which may necessitate seeking further external funding.

The Company currently maintains a line of credit with a bank in the amount of $500,000. The Company currently has no borrowings against the line of credit. The line of credit is secured by accounts receivable of the Company and the ability of the Company may be limited by the value of the accounts securing the line and other factors.

The Company spent $91,000 in attorney and other fees related to patent costs. In July 1997, the Company received a patent on its LTW system. This patent allows for certain protection against competitors in relation to the use of lasers for tooth whitening. The Company has notified many of those it believes to be in violation of this patent, and has served two of its competitors with lawsuits related to infringement of its patents. Management believes that it may incur significant costs associated with the defense of this and other patents owned by the Company.

The Company has completed remodeling on its facilities in Salt Lake City, Utah. Included in the remodeling of the facilities is a six operatory dental facility which the Company uses for training, sales presentations, and research and development. The Company is also in the process of implementing a new enterprise software system which is expected to assist in creating a more efficient business environment.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities. The Company's Current Ratio and Working Capital at September 30, 1997 and March 31, 1997 were as follows:

                                  September 30,       March 31,
                                      1997              1997
                                 --------------    ---------------
               Current Ratio          9.1                4.5
               Working Capital   $5,397,754        $3,563,894


Forward Looking Statements and Certain Risk Factors

Statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such statements. The Company cautions that actual results could differ materially from those in such forward-looking statements. Among other things, the Company's business and its financial condition, results of operations and cash flow may be affected by factors which could cause actual results to differ materially from those described in the forward looking statements contained in this report. Such factors include, but are not limited to factors described in the Company's annual report on Form 10-KSB for the year ended March 31, 1997 and the matters discussed above in this Form 10-QSB.

Unless revised by statements contained in this report, those factors continue to be significant and may cause actual results to differ materially from the
forward-looking statements contained in this report.   As a result of the
foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition, results of operations and cash flow.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On or September 22, 1997, BriteSmile, Inc., a wholly owned subsidiary of the Company commenced an action in the United States District Court for the District of Utah against Interdent, Inc. and Premier Laser Systems, Inc. In its complaint, the Company alleges that both Interdent and Premier have infringed and continue to infringe the Company's patent no. 5,645,428 issued on July 8, 1997 bearing the title, "Method for Teeth Whitening" by selling tooth whitening compositions which are activated by Arago and MOD( lasers. The defendants have not yet answered the Company's complaint or otherwise responded to its allegations.

Item 2.   Changes in Securities.    None

Item 3.   Defaults upon Senior Securities.    None

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


                                            ION LASER TECHNOLOGY, INC.


Date:      November 14, 1997                 /s/ Dean E. Hutchings
                                            --------------------------
                                             Dean E. Hutchings
                                             Chief Financial Officer