Form 10QSB
period 1997-12-31
ION LASER TECHNOLOGY INC
filed 1998-02-17
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of December 31, 1997 was 5,807,707.

Transitional Small Business Disclosure Format
(Check One)
Yes [ ] No [X]

ITEM 1.  FINANCIAL STATEMENTS

                           ION LASER TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,  March 31,
                                                         1997         1997
                                                      (unaudited)   (audited)
                                                      ------------ -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $ 1,165,900   $   55,222
    Accounts receivable, less allowance
      of $80,018 and $104,375 at December 31, 1997      1,309,433    1,412,625
      and March 31, 1997  respectively
    Inventories                                         2,481,350    2,872,167
    Prepaid expenses                                      138,782      226,326
    Deferred taxes and other                                6,624       20,515
                                                      ------------ -----------
TOTAL CURRENT ASSETS                                    5,102,089    4,586,855

Property, plant and equipment, net                      2,960,878    2,592,035

Investment in joint venture                               189,360      189,360
Goodwill, net                                           1,200,741    1,246,334
Patent costs, net                                         453,821      414,493
Receivable from joint venture                             212,805      232,945
Other assets                                              406,736      455,827
                                                      ------------ -----------
TOTAL ASSETS                                          $10,526,430   $9,717,849
                                                      ===========   ==========

                            SEE ACCOMPANYING NOTES.

                           ION LASER TECHNOLOGY, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                               December 31,  March 31,
                                                  1997         1997
                                              (unaudited)    (audited)
                                              ------------ -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                             $    61,940   $   45,529
    Accounts payable                              350,810      676,059
    Accrued expenses                              277,519      194,551
    Accrued warranty costs                         53,592       76,348
    Current portion of long-term debt              20,383       30,474
    Deferred revenues                             225,050            -
                                              ------------ -----------
Total current liabilities                         989,294    1,022,961

Long-term debt less current portion               927,471      845,583

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value:
    Authorized shares - 50,000,000                  5,805        5,144
    Issued and outstanding shares -
      December 31, 1997 - 5,807,707
      March 31, 1997 - 5,144,030
Additional paid-in capital                     11,960,611    8,793,074
Retained earnings (deficit)                    (3,306,451)    (898,613)
Cumulative translation adjustment                 (50,300)     (50,300)
                                              ------------ -----------
Total shareholders' equity                      8,609,665    7,849,305
                                              ------------ -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $10,526,430   $9,717,849
                                              ===========   ==========

                            SEE ACCOMPANYING NOTES.

                           ION LASER TECHNOLOGY, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For nine months ended               For three months ended
                                               -----------------------------------       -------------------------
                                                 Dec. 31,               Dec. 31,         Dec. 31,       Dec. 31,
                                                   1997                   1996             1997          1996
                                               -------------          ------------      -----------   -----------

Net sales                                        $ 3,955,521          $ 5,458,871   $   851,495    $2,097,646

Cost of products sold                              2,751,163            2,690,320       811,491       984,337

Selling and administrative expenses                2,945,569            2,346,831     1,126,857       924,749

Research and development expenses                    639,927              193,936       326,241        93,901
                                               -------------         ------------   -----------   -----------
                                                  (2,381,138)             227,784    (1,413,094)       94,659

Other income (expense)                               (26,699)              78,528         9,564        (3,558)
                                               -------------         ------------   -----------   -----------
Income (loss) before income taxes                 (2,407,837)             306,312    (1,403,530)       91,101

Income tax (expense) benefit                               -                    -             -             -
                                               -------------         ------------   -----------   -----------
Net income (loss)                                $(2,407,837)         $   306,312   $(1,403,530)   $   91,101
                                               =============         ============   ===========   ===========

Earnings (loss) per common share                       $(.41)               $0.06         $(.24)        $0.02
                                               =============         ============   ===========   ===========




                            SEE ACCOMPANYING NOTES.

                           ION LASER TECHNOLOGY, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended:
                                                                      ----------------------------
                                                                        December 31,  December 31,
                                                                           1997           1996
                                                                      --------------- ------------

OPERATING ACTIVITIES:
    Net income (loss) used by                                           $(2,407,838)  $   306,313
    operating activities:
    Adjustments to reconcile net income (loss) to net cash provided
         Depreciation and amortization                                      270,579       162,139
         Provision for losses on accounts receivable                         24,357         7,004
    Changes in operating assets and liabilities:
         Accounts receivable                                                 98,975      (639,680)
         Inventories                                                        390,817    (1,627,754)
         Prepaid expenses                                                    87,544       (69,463)
         Other assets                                                        49,091        40,828
         Accounts payable and accrued liabilities                          (242,281)     (297,797)
         Accrued warranty costs                                             (22,756)      (17,755)
         Deferred revenues                                                  225,050             -
         Income taxes payable                                                13,891          (951)
                                                                      --------------- ------------
Net cash provided by (used in) operating activities                      (1,512,571)   (2,137,116)
                                                                      --------------- ------------
INVESTING ACTIVITIES:
    Patent costs                                                            (43,254)     (325,724)
    Additions to property, plant and equipment                             (589,903)   (1,111,059)
                                                                      --------------- ------------
Net cash (used in) investing activities                                    (633,157)   (1,436,783)
                                                                      --------------- ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                          111,903             -
    Payments on debt                                                        (23,695)     (582,319)
    Proceeds from sale of common stock                                    3,168,198       368,750
    Payments for purchase of common stock                                         -      (400,000)
                                                                      --------------- ------------
Net cash provided by (used in) financing activities                       3,256,406      (613,569)
                                                                      --------------- ------------
Net increase (decrease) in cash and cash equivalents                      1,110,678    (4,187,468)
Cash and cash equivalents at beginning of period                             55,222     5,081,912
                                                                      --------------- ------------
Cash and cash equivalents at end of period                              $ 1,165,900   $   894,444
                                                                      =============== ============

                            SEE ACCOMPANYING NOTES.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. ACCOUNTING POLICIES

Basis of Presentation
---------------------

The unaudited, condensed consolidated, financial statements of Ion Laser Technology, Inc. (the "Company") as of December 31, 1997 and March 31, 1997 and for the nine months and three months ended December 31, 1997 and 1996 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding were 5,805,720 and 5,564,330 at December 31, 1997 and 1996, respectively.

Reclassifications
-----------------

Certain reclassifications, none of which affect net income (loss), have been made to the prior periods' amounts in order to conform to the current presentation.

2. INVENTORIES

Inventories consist of the following:

                     December 31,  March 31,
                        1997         1997
                     ------------ ----------
Raw materials        $1,005,071   $1,038,156
Work in progress        622,391    1,118,504
Finished goods          853,888      715,507
                     ------------ ----------
                     $2,481,350   $2,872,167
                     ============ ==========

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

RESULTS OF OPERATIONS

NET SALES

Total sales fell from $2,097,646 in the quarter ended December 31, 1996 to $851,495 for the quarter ended December 31, 1997. Also, sales for the nine months ended December 31, 1997 were $3,955,521 compared to $5,458,871 for the nine months ended December 31, 1996. Management attributes the decline in sales to the Company's shift in focus during the second and third fiscal quarters to research, development and market evaluation related to its Apollo 9500 curing and whitening product, and its next generation BriteSmile laser tooth whitening product line. Sales of products into the dental market decreased from $1,358,000 in the third quarter of the fiscal year ended March 31, 1997 ("Fiscal 1997") to $435,000 in the third quarter of the fiscal year ended March 31, 1998 ("Fiscal 1998").

The Company has expanded its sales efforts to utilize marketing partners for the sale of its BriteSmile and new Sub-Second product lines. The Company engaged Dental/Medical Diagnostics, Inc. ("DMD") and Sharplan Laser Industries ("Sharplan") as two new marketing partners in the second quarter. DMD and Sharplan have existing and seasoned distribution channels. Management believes that these new marketing channels have the potential to effect a more rapid and broader market penetration of the Company's dental products both domestically
and internationally.   The Company expects that a broader placement of its
dental equipment will help accelerate residual income from the sale of chemical compounds used in conjunction with the Company's laser and laser-like products for in-office patient procedures.

The Company also added two key executives. Dr. Mike Knight, DDS joined the Company on September 22, 1997 as its Vice President of Dental Relations, and Michael Gioffredi joined the Company on October 6, 1997 as Vice President of Marketing and Sales.

In March 1997 the Company received FDA marketing clearance for the sale of a Sub-Second curing device known as the Apollo 9500. In October 1997, the new product was introduced to the dental market by the Company's exclusive domestic distributor, DMD, as a high speed curing and whitening product. The Company expects to begin production and delivery of the product by the end of Fiscal 1998. The Company is developing a compatible composite material and whitening reagent which it intends to sell for use with the device. The Company's supply agreement calls for shipment of approximately $625,000 worth of product in the fourth quarter of Fiscal 1998, and approximately $2,000,000 of product in the first quarter of Fiscal 1999. The Company has received a purchase order in the amount of $2,869,250 from DMD. All units under the purchase order are deliverable prior to July 31, 1998. In addition, the Company anticipates that this order will be augmented by an additional order for whitening chemistry and composite materials. Management believes that all orders under the forgoing contracts will be timely produced and delivered.

The Company's exclusive domestic distributor, DMD, is conducting the entire product launch of the Apollo 9500 in the United States and Canada with minimum requirement levels to be filled in order to maintain exclusive distribution.
The first year's purchases of the Apollo 9500 are guaranteed by DMD for approximately $5,000,000, subject to the Company's delivery of 100 Apollo 9500 units on or before March 31, 1998 and certain other conditions. For purposes of the agreement with DMD, the "first year" may not conclude until February 28, 1999. The purchase of $5,000,000 of Apollo 9500 units does not include any
chemicals or composites which may be purchased by DMD or its customers.   With
the product launch underway for the U.S. and Canada, the Company's in-house marketing and sales team is focusing on the advancement of laser tooth whitening worldwide and international expansion for the Sub-Second product in the dental and industrial photonics markets. See "Research and Development," below.

Sales of laser tooth whitening chemicals for the quarter increased 59% over the prior year's period. This represents extensive efforts by the Company to assist current owners of the LTW system in marketing efforts to potential patients.

The Company believes that the Sub-Second curing ability of its patent-pending Apollo 9500 has applications in the industrial photonics industry. Market potential of this product is being researched for industrial applications with the Company's industrial and scientific laser products.

Despite the Company's marketing agreement with DMD and its own increased marketing and sales activities, there can be no assurance that the factors which have caused a decline in sales in the first three quarters of Fiscal 1998 will not continue for the remainder of Fiscal 1998.

COST OF SALES

The Company's cost of sales for the three months ended December 31, 1997
increased when compared with the same period one year ago.   The Company's gross
margin decreased from 53% in the prior period to 5% in the quarter ended December 31, 1997. The increase in cost of sales as a percent of sales is largely due to the reduction in sales during the period.

The Company has built facilities and spent resources for production of products to be sold to the dental market, and for the training of dentists in the use of those products. The decrease in the Company's gross margin for the periods reported is attributable in part to fixed costs which the Company incurred in order to support a larger volume of production and sales. Management believes that the fixed costs as a percentage of sales will decrease as sales increase. This would increase the Company's gross margin.

Warranty expenses for the quarter ended December 31, 1997 decreased by approximately $180,000 from the quarter ended December 31, 1996. Management believes that this decrease in warranty costs may be attributable partly to declining sales levels, but that it primarily represents ongoing product changes in an effort to improve the quality of the Company's dental product lines.

SELLING & ADMINISTRATIVE EXPENSES

Expenditures for selling and administrative expenses were $1,126,857 and $924,749 for the quarters ended December 31, 1997 and 1996, respectively. The Company continues to invest in marketing to both the dental community and the whitening consumer. Sales and marketing expenses were approximately $602,000 during the current quarter as compared to $582,000 for the prior year's quarter. The Company uses several forms of marketing to contact potential users of its products, including advertising in trade magazines, attending trade shows, mailing literature to target markets, and the utilization of field sales persons and endorsements by high profile dentists. Management expects to continue to spend resources on marketing and selling at levels similar to those spent in the past, to the extent sales levels and its cash resources permit.

RESEARCH & DEVELOPMENT EXPENSES

Research and development expenses were $326,241 and $93,901 in the quarters
ended December 31, 1997 and 1996 respectively.   The Company continues to
maintain a research and development team currently focused on the development of new dental products and the improvement of existing product lines. The increase in research and development expenses in the current period is largely attributable to the development of the Apollo 9500. This non-laser product has been developed as a low-cost, high speed (less than one second) curing device for curing composites in dental applications, and as a high speed whitening
light source.  The product received FDA market clearance in March 1997.   The
Company signed an exclusive license agreement with DMD for the sale of this product into the US and Canadian markets. DMD sells high technology equipment to the dental community. The Apollo 9500 was introduced at a national dental convention in October by DMD.

Additionally, the research and development department of the Company has been working towards the production of a second generation laser tooth whitening device. This device, which the Company plans to unveil at the Chicago Midwinter Dental Convention in February 1998, is a product which uses both laser and non-laser energy for the whitening of teeth. The device will sell at a price which is competitive with other dental equipment currently sold for in-office procedures. The components of the whitening system have been tested for safety and efficacy and have received market clearance from the Food and Drug Administration. Testing of this new device has yielded equivalent or better whitening results than the Company's first generation laser tooth whitening device, and these results have been obtained with a significant reduction in the time taken to perform the whitening procedure.

The Company has signed a research and development contract with a dental chemical research firm, pursuant to which the firm is working toward the development and enhancement of the Company's chemistry for the whitening of teeth. It is anticipated that this chemistry will be marketed and sold with the Apollo 9500 by DMD. Also, it will be sold in the aftermarket for use with the Apollo 9500 by both DMD and the Company.

Additionally, the research and development firm is currently working towards the development of a high speed whitening chemistry to be used with the Company's LTW product which is anticipated to yield results at least comparable to the current results obtained by users of the Company's LTW product, with a greatly reduced application time. The Company believes that the time it will take for a dentist to perform this procedure will be approximately one hour using the new products offered. This represents a greater than 50% time savings over the current procedure. Additionally, the products to be offered to the dentist will be priced more competitively with other whitening agents on the market. Management anticipates that this product will be available for shipment to the dental community during the second quarter of Fiscal 1999.

The Company has also been working with an outside company towards the development of a composite resin which will be formulated especially to provide optimal results when used with the Apollo 9500. This product, which is expected to be available for sale in the first quarter of Fiscal 1999, is being developed for sale with the Apollo 9500.

The Company expects research and development expenditures to continue at similar levels during the remainder of Fiscal 1998 and into Fiscal 1999, to the extent that sales levels and its cash position permit.

INFLATION

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's earnings in the immediate future.

NET INCOME (LOSS)

The Company incurred a net loss of ($1,403,530) in the third quarter of Fiscal 1998, compared to net income of $91,101 in the same quarter of Fiscal 1997. For the nine months ended December 31, 1997, the Company incurred a net loss of ($2,407,837), compared to net income of $306,312 for the nine months ended December 31, 1996. The loss is due in large part to a reduction of sales to the dental market and increased research and development and marketing expenses. The loss is also attributable to fixed costs which the Company incurred in order to support a larger volume of production and sales. Notwithstanding the increase in marketing and research expenditures by the Company, and the Company's optimistic outlook for sales of the Company's Apollo 9500, there can be no assurance that future net losses will not occur or, if they occur, that they will be less than the losses sustained in Fiscal 1997 and the first three quarters of Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $1,110,678 during the nine months ended December 31, 1997, principally as a result of the Company's placement of common stock in May 1997. During this period, operating activities used $1,512,571 mainly due to the net loss sustained coupled with a decrease in accounts payable and accrued liabilities.

The Company has maintained a line of credit with a bank in the amount of $500,000. The Company currently has no borrowings against the line of credit. Management expects that further external financing may be necessary during the fiscal year ending March 31, 1999.

During the nine months ended December 31, 1997 the Company spent $43,000 in attorney and other fees related to patent costs. On July 8, 1997 the Company
received a patent on its LTW system.   This patent allows for certain protection
against competitors in relation to the use of lasers for tooth whitening. The Company has notified many of those it believes to be in violation of this patent, and has filed lawsuits against two of its competitors alleging infringement of its patents. Management believes that it may incur significant costs associated with the prosecution of the lawsuits and the defense of its patents.

The Company has completed remodeling of its facilities in Salt Lake City, Utah. Included in the remodeling of the building is a six operatory dental facility which the Company uses for training, sales presentations, and research and development. The Company is also in the process of implementing a new software system for its accounting and financial applications, which is expected to assist in creating a more efficient business environment.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities. The Company's Current Ratio and Working Capital at December 31, 1997 and March 31, 1997 were as follows:

                               December 31,  March 31,
                                   1997         1997
                               ------------  ----------

            Current Ratio              5.2         4.5
            Working Capital      $4,112,795  $3,563,894



FORWARD-LOOKING STATEMENTS AND CERTAIN RISK FACTORS

Statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof and the Company assumes no obligation to update any such statements. The Company cautions that actual results could differ materially from those in such forward-looking statements. Among other things, the Company's business and its results of operations may be affected by factors which could cause actual results to differ materially from those described in the forward looking statements contained in this report. Such factors include, but are not limited to, factors described in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997, and the matters discussed above in this Form 10-QSB.

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

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

On September 22, 1997, BriteSmile, Inc., a wholly owned subsidiary of the Company commenced an action in the United States District Court for the District of Utah against Interdent, Inc. and Premier Laser Systems, Inc. In its complaint, the Company alleges that both Interdent and Premier have infringed and continue to infringe the Company's patent no. 5,645,428 issued on July 8, 1997 bearing the title, "Method for Teeth Whitening" by selling tooth whitening compositions which are activated by Arago and MOD laser.

On January 29, 1998, Interdent and Premier filed an Answer and Counterclaim which asserted several claims and defenses, all of which relate to the validity or enforcability of the patent. Based upon the defenses asserted in its Answer, Premier's and Interdent's Counterclaim seeks a declaratory judgment invalidating the '428 patent and an award of attorney fees. The Company disputes the assertions of Premier and Interdent.

ITEM 2.    CHANGES IN SECURITIES.                                None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

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

ION LASER TECHNOLOGY, INC.


Date: February 13, 1998        /s/ Dean E. Hutchings
                              -----------------------
                              Dean E. Hutchings
                              Chief Financial Officer