Form 10KSB
period 1998-03-31
ION LASER TECHNOLOGY INC
filed 1998-06-29
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _________ to _________.

Commission file number 0-17594

                          ION LASER TECHNOLOGY, INC.
                (Name of small business issuer in its charter)

           UTAH                                                87-0410364
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

200 DIPLOMAT DRIVE, #204
AIRPORT BUSINESS CENTER
LESTER, PA                                                 19113
(Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number: (610) 362-1111

Securities registered under Section 12(b) of the Act:   Name of each exchange on which registered:
           Common Stock, par value $.001                        American Stock Exchange

Securities registered under Section 12(g) of the Act:
                       None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X         No ___
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's net revenues for the fiscal year ended March 31, 1998 were $4,609,253

The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 22, 1998 was approximately $7,385,227, based on the closing sale price of the issuer's stock as reported by the American Stock Exchange on such date.

The number of shares of common stock of the Registrant outstanding as of June 22, 1998 was 7,669,772.
                      Transitional Small Business Disclosure
                      Format (Check one):   Yes ___ No  X
                                                       ---

                          ION LASER TECHNOLOGY, INC.

                        1998 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

PART I

ITEM 1.   DESCRIPTION OF BUSINESS............................................ 3

ITEM 2.   DESCRIPTION OF PROPERTY............................................ 9

ITEM 3.   LEGAL PROCEEDINGS..................................................10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12

ITEM 7.   FINANCIAL STATEMENTS...............................................15

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................15

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........15

ITEM 10.  EXECUTIVE COMPENSATION.............................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................21

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................22

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................23

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTION

Ion Laser Technology, Inc. ("ILT(TM)" or the "Company") develops, manufacturers, sells and leases light-activated and laser-based dental and medical devices used for both cosmetic and therapeutic purposes and, where applicable, the chemical agents used in connection with these devices. The Company is committed to provide tooth whitening and other therapeutic medical and dental procedures through leading-edge technology.

The Company is developing a new, light-activated tooth whitening ("LATW") device. The Company anticipates opening up to twenty BriteSmile Whitening Centers in strategic locations across the United States by the first quarter of calendar 1999, utilizing its new LATW technology.

The Company began as a laser manufacturing concern for the industrial markets and was incorporated in the state of Utah on June 7, 1984. It began to focus on the dental market with research and development in 1989. In December 1993, ILT sold its first CO\2\ laser for dental use, the D1000 for soft tissue applications. In August 1994, the Company introduced the first curing-only argon laser with the proprietary multi-plex system. In April 1995, the first stand alone argon laser, upgradeable to a multi-plex system, was introduced.

In February 1996, the Company received clearance from the United States Food and Drug Administration ("FDA") to market a laser tooth whitening device. In spring 1996, the Company began commercial introduction to the dental market of its proprietary dual-laser tooth whitening system ("BriteSmile Laser Tooth Whitening(TM)" or "LTW"(TM)), marketed under the trademark "BriteSmile(R)." On July 8, 1997, the U.S. Patent and Trademark Office issued a patent to the Company covering the LTW system. Thousands of patients have had their smile brightened with the BriteSmile dual-laser method.


RECENT BUSINESS DEVELOPMENTS

Research and Development
------------------------

During the Company's fiscal year ended March 31, 1998, management focused its resources on developing new dental products. Significant resources were devoted to development of the Company's Apollo 9500 dual-purpose, curing and tooth whitening device. However, due to design defects, the Apollo 9500 project has been abandoned.

Meanwhile, new research and development efforts have commenced under the direction of Dr. John Warner. As the Company's Director of Research and Development, Dr. Warner has undertaken an accelerated program to develop a new LATW device for use with the Company's tooth whitening system. In connection with this development effort, the Company has leased a new research and development facility in Evanston, Illinois, which is scheduled to open in July 1998 with three to four Company employees. In addition, the Company has engaged two nationally recognized firms to provide the Company with product design and electrical engineering technology and know how. Chemical products and reagents for use with the new LATW device will be developed under the direction of Dr. Warner, pursuant to the Company's anticipated development agreement with OraCeutical LLC in Lee, Massachusetts.

The Company continues to manufacture, distribute, and sell laser tooth whitening chemical kits, as well as at-home and in-office use tooth bleaching reagents, under the BriteSmile brand name and under other trademarks owned by the Company.

May 1998 Equity Financing
-------------------------

On May 5, 1998, the Company issued and sold 1,860,465 shares of its Common Stock (the "Shares") to its major shareholder, LCO Investments, Inc., pursuant to a Stock Purchase Agreement dated as of May 4, 1998 (the "May 1998 Purchase Agreement"). LCO is a corporation organized under the laws of Guernsey, Channel Islands. The total consideration received by the Company for the Shares in this offering was $5,000,000. In connection with the sale, the Company also agreed to reprice options to purchase up to 1,173,334 shares of Common Stock previously granted to LCO, such that the purchase price of the shares underlying the old options was changed from $9.00 per share to $4.50 per share. 773,334 of the new, repriced options are exercisable at any time until the close of business on March 31, 2006. The balance of the options, 400,000, are exercisable at any time until the close of business on May 1, 2007. The Shares, and the shares of Common Stock underlying the options, are restricted and may not be transferred or sold, except as permitted by the May 1998 Purchase Agreement, for a period of one year after their acquisition by the purchasers. The Shares, including the shares issuable upon exercise of the Options, are subject to certain piggy-back and demand registration rights, as provided by a separate Registration Rights Agreement between the Company and LCO dated as of May 4, 1998.

Change in Management
--------------------

As part of the May 1998 financing, LCO retained its rights, granted in 1996 in connection with an earlier purchase of Common Stock of the Company, for so long as LCO and its affiliates and permitted transferees continue to hold 5% or more of the outstanding Common Stock, (i) to nominate two persons for election as directors of the Company ("LCO Directors"), (ii) to remove any LCO Director from the board at any time by written notice to the board, and (iii) in the event of the death, disability, legal incapacity, resignation or removal of an LCO Director, to designate a successor nominee for election as a director of the Company.

In April 1998, the Company's Board of Directors requested the resignation of all current Company officers, including E. Wyatt Cannady, President and CEO, and Richard S. Braddock, Chairman of the Board. In connection with the closing of the May 1998 Stock Purchase Agreement, Messrs. Milton G. Adair, David E. Neff and Richard S. Braddock resigned as directors of the Company, and LCO appointed Brian Delaney to serve as one of the LCO Directors. Subsequently, R. Eric Montgomery, President of OraCeutical LLC in Lee, Massachusetts, and Linda Oubre, President of Tri-Com Ventures, a Walnut Creek, California consulting firm, were appointed to the Company's board of directors. As of June 1, 1998, new executive officers were appointed by the reconstituted board. See "Executive Officers and Directors," below. It is anticipated that the nominees for directors of the Company at the Company's August, 1998 Annual Meeting of shareholders will be Anthony M. Pilaro, Richard V. Trefz, R. Eric Montgomery, Brian G. Delaney, and Linda S. Oubre.

Relocation to Pennsylvania
--------------------------

In May 1998, the Company closed its headquarters and manufacturing facility in Salt Lake City, Utah and listed the Salt Lake facility for sale. In June 1998, the Company acquired new administration and manufacturing facilities in Lester, Pennsylvania, and new research and development facilities in Evanston, Illinois. See Item 2, "Properties," below.

Sale of Industrial Laser Assets
-------------------------------

Pursuant to agreement dated June 24, 1998, the Company sold its existing inventory of industrial/scientific lasers, and the rights to service the Company's existing industrial laser customers, to National Laser Corporation, Salt Lake City, Utah, in consideration of $25,000 cash, royalty payments to the Company related to sales by NLC to Company customers or for use of the Company's patented technology, and a commitment from NLC to service the replacement part needs of customers who continue to own and operate laser systems purchased from the Company.

ILT(TM) PRODUCT LINES

Dental Markets
--------------

The Company's principal product line includes light-activated tooth whitening devices and other products manufactured for dental applications in the areas of tooth whitening.

Tooth Whitening - The BriteSmile Process. The estimated $500 million spent annually in the U.S. for dental bleaching currently involves antiquated, inconvenient and time consuming methods that yield mediocre results. The prospect of a quick, one appointment tooth whitening procedure that provides two to three times the whitening results at a comparable price would conceivably increase that market by two or three-fold. Recent inquiries also indicate that the concept of tooth whitening is becoming increasingly accepted in developed nations around the globe.

The Company plans to open 20 BriteSmile Whitening Centers in strategic locations across the United States by the first quarter of calendar 1999. These centers will offer the latest in tooth whitening technology and products in response to the rapidly growing demand for such services. Following the initial U.S. rollout, the Company plans to expand the centers both domestically and internationally.

In March 1996, the Company acquired the assets and technology of Brite Smile, Inc. ("BSI"), an Alabama corporation established in 1989 to market hydrogen peroxide-based tooth whitening products. The primary products of BSI included the original BriteSmile(R) at-home bleaching gel, the ACCELplus 50(TM) in-office bleaching product, and an acid-etch gel. More recently, the Company added to the product line a laser tooth whitening system utilizing the Company's own high-powered argon and CO\2\ lasers (the "BriteSmile LTW" system). The LTW system includes two primary components: a dual-laser whitening process and a host of catalysts and activators used in the process. On July 8, 1997, the United States Patent and Trademark Office issued a patent to the Company covering the BriteSmile LTW system. The patent includes 37 claims to provide patent protection for the use of argon and/or CO\2\ lasers in conjunction with chemical whitening agents to effect the whitening of teeth, as well as the chemical whitening agents themselves.

During fiscal 1998, sales of the Company's argon and CO\2\ lasers diminished as the public awaited development of the Company's Apollo 9500 model laser for use in the BriteSmile LTW System. Product design and manufacturing concerns have caused the Company to re-evaluate the viability of the Apollo 9500 laser based model. Accordingly, at present the Company has discontinued sales of its argon and CO\2\ laser-based models and is focusing exclusively on the development, manufacture, sale and leasing of a new Light-Activated Tooth-Whitening device. See "Recent Business Developments -Research and Development", above.

Soft Tissue Procedures. Dental lasers may be used for certain periodontal procedures, treatment of early forms of gum disease, and pre-surgical or preventative periodontal procedures. Although the Company has received clearance for CO\2\ lasers for these procedures, to date the Company has chosen to emphasize the tooth whitening market for its dental lasers.


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

The Company obtained a patent in May 1993 for a krypton or "mixed gas" ion laser which uses a combination of gases to produce a controlled laser output of multiple wavelengths or frequencies. This feature is not available in a laser using a single type of gas. The Company received a patent in May 1995 on its muliplexer system. The multiplexer permits laser beam delivery from a single laser through fiber optics to multiple locations. The Company expects to receive some royalties from NLC in connection with the licensing of this technology as part of the sale of the Company's industrial division to NLC.

On April 1, 1997, the United States Patent Office issued a patent to the Company on its "high-speed curing handpiece." The handpiece allows the laser beam to be collimated such that the energy level of the beam of light remains consistent.

As part of the BSI acquisition, the Company acquired certain intellectual property, including two patents relating to the use of hydrogen-peroxide and/or fluoride in the whitening of teeth. The first patent relates to the method of protecting the mucous membranes of the mouth while treating teeth (through use of a soft tissue protectant gel) and the second relates to the composition of the protective gel. Each of these patents were issued in 1991 and are enforceable through the year 2008. In addition, on July 8, 1997, the Company was granted a patent on laser tooth whitening which include 37 claims for the use of argon and/or CO\2\ lasers in conjunction with chemical whitening agents to effect the whitening of teeth, as well as the chemical whitening agents themselves.

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

GOVERNMENT REGULATION

The Company's business is subject to various state and federal statutes and regulations, particularly the manufacture and sale of lasers having medical and dental applications. These products are subject to the provisions of the Safe Medical Devices Act of 1990 and the Federal Food, Drug and Cosmetic Act of 1938, including its amendments of 1976 and 1992 (the "Act"), administered by the FDA. The Act generally classifies medical devices into categories and establishes varying degrees of labeling and market clearance procedures for such categories. The Company is subject to FDA standards and procedures governing the manufacture of its "medical" lasers and to FDA inspection for compliance with such standards. Among other things, the Company is required to manufacture these products in accordance with Good Manufacturing Practices regulations ("GMP") and is subject to periodic audits by the FDA. Compliance with GMP requires that the Company implement strict quality control procedures, greater documentation and record keeping, and that it hire highly qualified and specialized personnel.

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

Pursuant to this notification procedure, the Company has received clearance for both its argon and CO\2\ lasers, permitting the Company to market these products for oral soft tissue procedures to the dental market, certain medical uses, composite curing, and LTW, under classifications that do not require pre-market approval.

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

In January 1998, the Company received certification to the ISO 9001 Quality Systems Standard and the European Medical Device Directive. These documents have been adopted and legislated worldwide, including in the U.S., as the minimum acceptable standards for the design, manufacture, and distribution of products. Certification is granted only after an extensive compliance audit of a company's systems and procedures by an independent third party approved by officials of the European Union. Once granted, this certification and the associated "CE" mark allows smooth movement of products across international borders. Effective June 1998, import of products into the European Union is prohibited without this approval.

MARKETING

Since 1995, the Company has devoted much of its resources to promotion and development of light-activated and laser-based tooth whitening.

Since the acquisition by the Company of BSI and the BriteSmile LTW system, the Company has entered into agreements with and marketed laser activated tooth whitening products and the related BriteSmile chemicals to approximately one hundred thirty independent, practicing dentists. Also, the Company sells and markets chemicals for use in dentist-prescribed in-office and at-home tooth whitening regimens, including the BriteSmile bleaching product and flavorings for the BriteSmile gel.

The Company's dental products are sold directly by the Company's internal sales staff, although domestic and foreign independent representatives are also authorized to sell the dental products. Some dental dealers are distributing the Company's "at home" tooth whitening products. Sales to consumers are made
through dentists who prescribe treatment.   The Company plans to open its own
Dentist-Administered BriteSmile Tooth Whitening Centers in the coming year. The Company uses trade journal advertising, field salespersons, brochures, mailings, trade shows, and high profile dentists to promote sales of dental products. No customer accounted for more than 10% of net sales of the Company in fiscal 1997 or 1998.

The Company had backlog orders of approximately $91,945 as of March 31, 1998. Backlog orders are orders scheduled for future delivery. When ordering, customers generally specify the desired delivery date. OEMs generally order several months in advance and arrange for lasers to be delivered to fit their own manufacturing schedules. No customer has ever scheduled an order to be delivered more than 12 months from the date of order. Most backlog orders at March 31, 1998 were scheduled for delivery within six months of that date. In the past, the Company has experienced very little difficulty meeting delivery dates. During fiscal 1998 the Company experienced a continuation in warranty claims, primarily relating to the argon lasers sold as part of the LTW system. The Company believes that measures taken to launch new tooth whitening devices will reduce such claims in future periods, but there can be no assurance that similar problems will not continue or arise in the future.

DISTRIBUTION METHODS

Foreign and domestic sales over the past two fiscal years are summarized as follows:

                     1998        1997
Domestic Sales    $3,128,266   $6,233,264
Foreign Sales     $1,480,987   $  849,282
                  ----------   ----------
Total Sales       $4,609,253   $7,082,546

In the United States, products are sold directly by the Company from its facility in Lester, Pennsylvania and through dental distributors. Sales leads are developed by attending trade shows, advertising in trade magazines, and listing the products in trade buyers guides.

COMPETITION

The Company is aware of several companies that offer tooth whitening products for the dental market. The Company attempts to continue to market most of its products at more affordable prices than its competitors. Company management believes that the Company must keep its product line technology current and continue to pursue new market niches if it is to remain competitive. Research and development efforts of the Company focus on bringing new technology to the market at a lower price than the competition and continually updating the features and applications of the product line. In fiscal 1998 and 1997, the Company spent $906,040 and $232,949 respectively, on research and development. It expects to continue to allocate to research and development in fiscal 1999 amounts at least comparable to prior years.

Competition for dentist-prescribed home bleaching products is from Opalescence (Ultradent), Nite White (Discus Dental), Platinum (Colgate), NuPro gold (Dentsply), Perfecta (American Dental Hygienics), and Rembrandt (DenMat).
There continue to be numerous entrants into the in-office tooth whitening market. Some of the Company's current and potential competitors may have greater financial and marketing resources available to them than the Company. Some other competitors, such as Premier and Kreative, also offer both light-activated devices and gels.

THE CHINESE JOINT VENTURE

In April 1989, the Company formed a wholly-owned subsidiary, Ion Laser Technology Development Company, a Utah corporation ("ILT Development"). ILT Development was formed for the purpose of entering into a joint venture with Shanghai Laser Technology Company and Shanghai Minhang United Development Company Ltd., two companies headquartered in Shanghai, China. The joint venture operates under the name "Shanghai Ion Laser Technology Company Limited" (the "Joint Venture") and manufactures, markets and services lasers and related equipment from facilities located in the People's Republic of China. For the year ended March 31, 1998, the Joint Venture purchased approximately $36,751 in products from the Company. Management of the Company is currently evaluating the Company's continued affiliation with the Joint Venture.

PRODUCT LIABILITY

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms which are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business. Product liability insurance for the fiscal years ended March 31, 1998 and 1997 cost the Company approximately $35,000 and $27,000, respectively.

EMPLOYEES

As of the date of this report, the Company has 22 full-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

In May 1998, the Company listed for sale the 35,000 square foot building at 3828 South Main Street, Salt Lake City, Utah which it has occupied since 1991.

Recently the Company has relocated it corporate offices to Pennsylvania. As of July 1, 1998, the Company entered into a five year lease agreement for a 4,700 square foot facility in Lester, Pennsylvania. Approximately 2,500 square feet of the building is used for administration and office space, and 1,700 square feet is used for manufacturing and warehousing.

The Company has also entered into a five year lease agreement for a 2,654 square foot research and development facility located at 827 Davis Street Building, 820 Davis Street, Evanston, Illinois, 62201. Dr. John Warner, the Company's new Director of Research and Development, directs the research and development activities at the Evanston site.

The Company's facilities in Lester and Evanston are in good repair. The Company has no plans to undertake significant renovation at either location.

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

The parties have engaged in significant discovery, including the deposition of Black. After conducting that discovery, the Company filed a Motion for Summary Judgment. That motion has been argued and the Court took the matter under advisement. Thus, the Company is awaiting the Court's ruling on the motion. Although the Company feels confident in its position, it cannot predict with any certainty whether the motion will be granted. Additionally, if the Court denies the motion, the Company intends to conduct further discovery and to expand its pleadings to include Black as a co-conspirator in its cross-claims for fraud against Yarborough. Thus, it is difficult at this stage to predict in any meaningful way the potential liability of the Company, if any. However, management of the Company continues to believe that the plaintiff's claims are without merit and is proceeding aggressively in defense of the plaintiff's claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     1996
     ----
     March 31        $20.000  $ 3.938
     June 30         $30.875  $13.625
     September 30    $19.625  $ 9.750
     December 31     $13.875  $ 8.250

     1997
     ----
     March 31         $12.125  $6.500
     June 30          $ 9.625  $6.750
     September 30     $ 8.375  $3.625
     December 31      $5.6875  $2.375

     1998
     ----

     March 31         $ 3.625  $2.500

As of June 22, 1998, there were approximately 300 holders of record of the Company's stock. This number excludes the Company's estimate of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

FISCAL 1996

On February 6, 1996, the Company entered into an agreement to purchase substantially all of the assets of Bright Smile, Inc., an Alabama corporation, owned by David Yarborough. The purchase price paid to Yarborough was $800,000, payable by the issuance of 200,000 restricted shares of the Company's Common Stock. Yarborough was employed by the Company's BriteSmile subsidiary from the time of the acquisition until his resignation on June 13, 1997.

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

FISCAL 1997

On May 8, 1997, the Company sold a total of 428,572 restricted shares of Common Stock and options to purchase 500,000 additional shares of Common Stock to LCO Investments Limited and Richard Braddock, two of the investors who had purchased in the March 31, 1996 private placement, for a total purchase price of $3,000,000. The options were exercisable at $9.00 per share through May 1, 2007. In addition, the Company repriced certain of the options granted in the March 31, 1996 private placement held by these same investors, so that such options also became exercisable at $9.00 per share.

FISCAL 1998 AND SUBSEQUENT

On May 5, 1998, the Company sold a total of 1,860,465 restricted shares of Common Stock to its major shareholder, LCO Investments Limited, for a total purchase price of $5,000,000. LCO is a corporation organized under the laws of Guernsey, Channel Islands, with a branch office in Dublin, Ireland. In connection with the sale, the Company also agreed to reprice options to purchase up to 1,173,334 shares of common Stock previously granted to LCO, such that the purchase price of the shares underlying the old options was changed from $9.00 per share to $4.50 per share. 773,334 of said options are exercisable through March 31, 2006. 400,000 of said options are exercisable through May 1, 2007.

The Company granted options to purchase up to 225,000 shares at $9.00 per share to Mr. Cannady in fiscal 1998 pursuant to his Employment Agreement, only a portion of which have vested. In addition, during fiscal year 1998 the Company granted options to purchase up to 564,000 shares of Common Stock to its employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan. Exercise prices of the options granted range from $1.75 to $9.00 per share. Certain of the options vest and become exercisable in increments over time. The options granted in fiscal 1998 to many of the employees will expire automatically as a result of the employees' termination of employment with the Company, and option plan provisions which provide for cancellation of the options, if unexercised, 90 days after termination of employment.

Since March 31, 1998, the Company has granted options to purchase up to 675,000 shares to six employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan. Of those options, 575,000 are exercisable at $1.75 per share, and 100,000 are exercisable at $2.75 per share. Certain of the options vest and become exercisable in increments over time, or upon achievement of sales goals.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the Securities Act or pursuant to an applicable exemption from such registration.

It is anticipated that the Company will register with the Securities and Exchange Commission, on Form S-8, up to 1,135,000 of the shares of Common Stock underlying options granted, and which may be granted, to officers, directors, and key employees in fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Net Sales
---------

Sales for the fiscal year ended March 31, 1998 totaled $4,609,253 compared to $7,082,546 in the prior fiscal year, a decrease of approximately $2,473,293 or 35%. Dental sales decreased $2,223,638 in the year ended March 31, 1998, from $5,060,000 in 1997 to $2,836,362 in 1998. The decrease in dental sales generally in fiscal 1998 was due primarily to the anticipated change in product offering from the Company's LTW system to a new arc lamp TW system, as well as certain defects experienced with the existing LTW system. Purchases of the existing LTW system were deferred in anticipation of the introduction of the new product in fiscal 1998. The new technology was defective and the Company had no sales of the arc lamp TW system in fiscal 1998. The Company has discontinued all development work on the arc lamp TW system. Management does however, anticipate the introduction of a new Light Activated Tooth Whitening Device, BriteSmile 2000, in fiscal 1999.

Existing sales of tooth whitening chemical products should continue at rates generally comparable to those of fiscal 1998. Sales of the industrial and scientific lasers showed a sharp decrease in fiscal 1998. Total scientific and industrial sales in fiscal 1998 were $984,300 compared to $1,450,733 in fiscal 1997. Subsequent to year-end, the Company sold the remaining industrial and scientific assets to a laser manufacturer in Salt Lake City, Utah.

Cost of Sales
-------------

The Company's cost of sales, exclusive of the write-downs, increased from 59% of sales in fiscal year 1997 to 77% of sales in fiscal year 1998. The increase is due to the reduced sales of the higher margin LTW systems, as well as increased warranty costs as a percentage of sales.

Selling & Administrative Expenses
---------------------------------

Administrative expenses increased from approximately 18.2 % of sales in fiscal 1997 (approximately $1,291,628) to 55% of sales in fiscal 1998 (or approximately $2,534,727). The Company had increases in expenses over prior year for shareholder relations, computer systems administration and human resources. The Company incurred significant legal expenses in 1998 to protect its intellectual property. Total legal and professional fees were $555,600 in fiscal 1998.

Selling expenses in fiscal 1998, were $2,395,543 or 52% of sales, compared to $2,161,874 or approximately 30.5% of sales in fiscal 1997. A disproportionate amount was expended on marketing the failed arc lamp TW device.

During fiscal 1997, the Company spent significant resources developing a direct-response marketing campaign in an effort to expand the laser tooth whitening market. The costs involved in developing this campaign were originally capitalized. In fiscal 1998 all such deferred costs were expensed.

Research & Development Expenses
-------------------------------

Research and development expenses were $906,040 or 20% of sales and $232,949 or 3% of sales in fiscal 1998 and 1997 respectively representing an increase of $673,091 in fiscal 1998. The increase in research and development expenses is largely attributable to the development problems incurred by the Company with
respect to the failed arc lamp TW system.   Subsequent to year end, the Company
has established a new research and development facility in Evanston, Illinois under the direction of Dr. John Warner. The research and development team is currently focused on the development of a new Light Activated Tooth Whitening Device, BriteSmile 2000. Management anticipates research and development expenditures to continue at rates at least comparable to prior years.

Asset Impairment and Write-Downs
--------------------------------

The Company's declining sales and ongoing operating losses in fiscal 1998, which further deteriorated in the fourth quarter of fiscal 1998, were indicators that certain of the Company's assets were impaired. Accordingly, the Company recorded total charges of $4,289,610 related to the impairment and write-down of certain assets which will provide limited or no future benefit to the Company. Included in the charges were the following: (i) $421,154 write-down of fixed assets,
(ii) $1,293,870 write-off of goodwill and patent costs relating to products or technologies which the Company no longer intends to use and/or pursue; (iii) $301,906 write-off of deferred marketing costs related to a direct-response marketing campaign which had been developed in 1997 in an effort to expand the laser tooth whitening market. The company aborted this marketing strategy in fiscal 1998; and (iv) $2,272,680 write-down of inventories which have been rendered obsolete or will be discontinued by the Company and either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of products sold--inventory write-downs.

Interest Income and Expense
---------------------------

Interest income in fiscal 1998 was $83,096. This income was related to cash deposits made in connection with a $3,000,000 private placement of the Company's securities in May, 1997.

Interest expense increased from approximately $109,000 during fiscal 1997 to approximately $119,600 in fiscal 1998. The fiscal 1998 interest expense was incurred primarily in respect of interest on the capital leases and the long-term mortgage on the Company's Salt Lake City facility.

Income Taxes
------------

The Company had no income tax expense during fiscal 1998 due to its operating loss. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred assets, comprised primarily of net operating loss carryforwards. For further information on income taxes and the remaining net operating loss carry forward available to the Company, see Note 6 of the Notes to Consolidated Financial Statements.

Inflation
---------

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company' operations in the immediate future.

Net Income (Loss)
-----------------

The Company incurred a net loss of $9,112,693 in fiscal 1998, compared to a net loss of $779,252 in 1997, of which $4,289,610 was due to asset impairment and write-downs. The operating loss is due in large part to lower sales during fiscal 1998, large increases in marketing or administrative expenses and legal and research and development costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $448,057 during fiscal 1998 mainly due to the $3,000,000 capital infusion in April, 1997. Capital investment used approximately $619,000 to purchase machinery and equipment used in production processes and computer systems used in sales, production and administration of the Company.

At March 31, 1998, the Company has outstanding purchase orders to acquire up to approximately $2 million of inventory and supplies over an 18 month period. In connection with the reduced level of operations, management is attempting to cancel these orders.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at March 31, 1998 and 1997 were as follows:

                   1998        1997
                   ----        ----
Current Ratio      1.64        4.5
Working Capital    $1,197,721  $3,563,894

In May, 1998, the Company completed a private placement of its' common stock in which it obtained proceeds of approximately $5,000,000. As of June 30, 1998, the expected cash position of the Company will be approximately $4,000,000. As a result of the curtailment of the operations in Sale Lake City and reduced scope of operations, the Company believes that cash on hand, cash flow from sales and amounts generated through sale of certain assets will be sufficient to meet the Company's needs for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Standard will become effective for the Company's 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently assessing the impact of implementation of this Standard on the consolidated financial statements of the Company and does not believe that the implementation will have a material impact on the Company's financial statements.

YEAR 2000

Many computer systems experience problems handling dates beyond the year 1999. This is referred to widely as the "Year 2000" issue. As a result of the May 1998 closure of its Salt Lake City manufacturing facility and downsizing of its operations, the potential impact of the Year 2000 issue on the Company is greatly reduced. Additionally, the Company is in the process of upgrading its primary financial and management systems, which upgrades are planned to be Year 2000 compliant. The Company continues to evaluate the Year 2000 exposures presented by its significant suppliers and other vendors whose systems may impact the Company's operations. However, based on the significant reduction in operations noted above, management believes that the Year 2000 issue will not have a material impact on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME                   AGE       CURRENT POSITION(S)/1/
-------------------    ---       ------------------------------------------

Richard V. Trefz        56       President, Chief Executive Officer and Director
David W. Bruhin         57       Vice President of Marketing, Business
                                 Development and Planning
Brian G. Delaney        29       Acting Chief Financial Officer, Acting Company
                                 Secretary, Director
Anthony M. Pilaro       62       Director
Linda S. Oubre          39       Director
R. Eric Montgomery      43       Director
E. Wyatt Cannady        60       Director

-----------------
/1/ All directors serve for one year and until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

RICHARD V. TREFZ

Mr. Trefz became a member of the Board of Directors in November 1997. He was appointed the President and CEO of the Company on June 1, 1998. From January 1995 to May 1998, Mr. Trefz was the Divisional CEO of Inductotherm Industries, Inc., the world's leading and largest manufacturer of induction melting equipment. Prior to that position, Mr. Trefz was President of DEN-TAL-EZ, Inc. Mr. Trefz held various management positions with DEN-TAL-EZ, and ultimately served as President from 1989 to 1994. Under his leadership as President, the Company achieved the number two market share in dental handpieces, number one share in vacuum systems, and number four position in operatory equipment in a field of 15 manufacturers.

DAVID W. BRUHIN

Mr. Bruhin was appointed Vice President of Marketing, Business Development and Planning on June 1, 1998. Mr. Bruhin has more than 18 years of senior management and consulting experience. He is currently in the process of establishing a Marketing and Customer Service Center at the Company's newly established headquarters in Lester, Pennsylvania, enabling the Company to more efficiently respond to dentists' needs. From August 1995 to May 1998, Mr. Bruhin was President of the Swarthmore Consulting Group, where he provided business planning, marketing, consulting and acquisition advisory services to clients in the dental industry. Prior to this position, he was Vice President of DEN-TAL-EZ, Inc., where he undertook a wide range of responsibilities in management, sales and marketing, and business and product development.

BRIAN G. DELANEY

Mr. Delaney was appointed Acting Chief Financial Officer and Acting Secretary of the Company on May 5, 1998. He is currently employed with CAP Advisors Limited, an affiliate of the Company, in their Dublin branch. He holds the position of CAP Group Financial Director. Prior to serving with CAP, Mr. Delaney qualified as a Chartered Accountant with Price Waterhouse where he worked as a Senior Auditor for a wide variety of local and international clients.

ANTHONY M. PILARO

Mr. Pilaro has been a director of the Company since August, 1997. Presently, he serves as Chairman of CAP Advisors Limited and maintains offices in Dublin, Ireland. He is also Chairman of Excimer Vision Leasing L.P., a partnership engaged in the business of leasing excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of Duty Free Shoppers Group Limited, a founder of the predecessor VISX, Inc., and a founder and principal owner of Excimer Vision Leasing, LP. A graduate of the University of Virginia '57, and the University of Virginia Law School '60, Mr. Pilaro practiced law in New York City through 1964.

LINDA S. OUBRE

Linda S. Oubre commenced serving as a director of the Company on May 21, 1998. Ms. Oubre is the President of Tri Com Ventures in Walnut Creek, California. The firm specializes in new venture planning and implementation consulting. Her clients have included McGraw Hill's Business Week Magazine, Prodigy Online
                                    ----------------------
Service, and the United Nations Business Development Project in the Republic of Belarus. Prior to starting Tri Com Ventures in 1996, Ms. Oubre was General Manager, New Business Development, for the Los Angeles Times, and also served as
                                           -----------------
Director of Operations for Walt Disney's Consumer Products Division and Manager of Financial Planning for the Times Mirror Company. She has also been a visiting instructor at the Wharton Business School.

R. ERIC MONTGOMERY

Mr. Montgomery has been a director of the Company since May 5, 1998. Mr. Montgomery is an experienced consultant, researcher and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Previously, from November 1997 until May 1998, he served as an independent consultant to the Company through Applied Dental Sciences, Inc. (Monterey, MA), the oral care products research and development firm of which he has been President since 1992. Mr. Montgomery is also the Founding Manager and President of OraCeutical LLC (Lee, MA), an organization dedicated to the development of next generation products for use in the professional dental office. Mr. Montgomery's organizations have developed products for companies including The Dial Corporation, Natural White, AgriNutrition, ProHealth Laboratories, OPI Products, American Dental Hygienics, and Boots PLC. Mr. Montgomery is also President of IDEX Dental Sciences, Inc. (Lee, MA), an intellectual property holding firm established by Mr. Montgomery in March 1996.

E. WYATT CANNADY

Mr. Cannady served as the President and Chief Executive Officer of the Company from February 24, 1997 to April 1998. He has been dismissed as President and CEO for cause. He was appointed a member of the Board of Directors of the Company in April 1997. Mr. Cannady's service as a director of the Company will expire in connection with the Company's Annual Meeting of Shareholders scheduled to be held in August, 1998. Prior to joining the Company, Mr. Cannady served from July 1994 to February 1997 as the President and Chief Executive Officer of Spectranetics Corp., a Colorado Springs, Colorado, firm engaged in the business of designing and manufacturing medical devices. From January 1992 to June 1994, Mr. Cannady was the President and Chief Executive Officer of Loredan Biomedical, Inc., Sacramento, California, also engaged in the development and manufacture of medical devices.

Significant Employees or Consultants
------------------------------------

JOHN W. WARNER

Mr. Warner accepted the position of Research and Development Director for the Company on May 15, 1998. Mr. Warner is an experienced research and technology consultant and entrepreneur who was one of the leading contributors to the development of ophthalmic applications of laser technology. Dr. Warner will lead the Company's assessment of existing products and LATW development efforts at research and development facilities recently established by the Company in Evanston, Illinois. Dr. Warner has served as a consultant to Northwestern University in the areas of technology development and commercialization. From March 1986 to December 1990 he was the founder and CEO of Taunton Technologies, Inc., a predecessor of VISX, Inc., engaged in the business of developing and manufacturing excimer laser systems to perform ophthalmic surgery.

MICHAEL B. KNIGHT, DDS

Dr. Knight, a graduate of Bayler College of Dentistry ('87), currently serves as a clinical dental advisor to the Company. He began work with the BriteSmile tooth whitening system in the Spring of 1996, and was asked to help the Company with the training of dentists across the US late in 1996. He assumed the duties as director of training for the Company in the Spring of 1997, and in the Fall of 1997, he left his successful private practice of 10 years to join the Company in a full-time capacity. His duties primarily include the clinical testing and evaluation of all Company products, the development of procedural protocol, and interfacing with the dental community seeking technical assistance with the BriteSmile tooth whitening procedure and products. Dr. Knight has successfully treated over 400 patients with the BriteSmile system.

SALIM A. NATHOO

Dr. Nathoo was formerly employed by Colgate-Palmolive Co. as a Senior Researcher from 1990 to 1998 and was a key player in the successful worldwide launch of the Colgate Whitening program during his tenure there. Dr. Nathoo has lectured globally on both the clinical and scientific aspects of tooth whitening, and he is recognized as one of the leading authorities on the subject. Dr. Nathoo is currently one of the founders of OraCeutical LLC and heads up its clinical research arm, Oral Health Clinical Services, LLC (Piscataway, NJ). Dr. Nathoo holds both a PhD and DDS from New York University, and has published over 40 papers in major scientific journals.

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

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended March 31, 1998, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended March 31, 1998, that was not filed with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to E. Wyatt Cannady, who served as the Company's Chief Executive Officer during the last fiscal year. In April 1998, at the request of the directors of the Company, Mr. Cannady resigned as the company's President and Chief Executive Officer. The Company has appointed Richard V. Trefz as its new President and CEO, effective June 1, 1998.


                          SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                  COMPENSATION
                                     ANNUAL COMPENSATION /1/      AWARDS
                                  ---------------------------------------------
NAME AND PRINCIPAL
POSITION                  YEAR    SALARY             BONUS         OPTIONS
--------------------------------------------------------------------------------
E. Wyatt Cannady
President and CEO
since February 24, 1997   1998    $175,000          $    -0-           -0-
                          1997    $ 19,080/(2)/     $25,000/(3)/  225,000/(4)/

-----------------

  /1/ Compensation deferred at the election of the executive, pursuant to the Ion Laser Technology Profit Sharing Plan, is included in the year earned.

  /2/ Base salary for the period February 24, 1997 (commencement of employment) through March 31, 1997.

  /3/  Signing bonus pursuant to Employment Agreement effective February 24,
       1997.

  /4/ Vest and become exercisable at the rate of 18,750 each April 1, July 1, October 1 and January 1 during the Employment Agreement term, commencing April 1997. Mr. Cannady's entitlement to options granted pursuant to his Employment Agreement with the Company is in dispute as a result of the Company's termination of Mr. Cannady's employment. See "Employment Contracts and Termination of Employment Agreements," below.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                       AND MARCH 31, 1998 OPTION VALUES

                                                                             VALUE OF
                                              NUMBER OF SECURITIES           UNEXERCISED
                                              UNDERLYING UNEXERCISED         IN-THE-MONEY
                    SHARES        VALUE       OPTIONS AT                     OPTIONS AT
                    ACQUIRED ON   REALIZED    MARCH 31, 1998/1/              MARCH 31, 1998/2/
NAME                EXERCISE (#)    ($)       EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
E. Wyatt Cannady    0             0           75,000       150,000           $0          $0

______________

  /1/ Mr. Cannady's entitlement to options granted pursuant to his Employment Agreement with the Company is in dispute as a result of the Company's termination of Mr. Cannady's employment. See "Employment Contracts and Termination of Employment Agreements," below.

  /2/ Potential unrealized value is calculated as the fair market value at March 31, 1998 ($2.44 per share) less the option exercise price times the number of shares.

COMPENSATION OF DIRECTORS

Since March 31, 1996, the Board has been compensated pursuant to a program under which all directors receive options to purchase 5,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Additionally, outside directors have received cash payment in the amount of $500 per meeting physically attended; outside directors receive no cash compensation for telephonic participation. Actual expenses incurred by outside directors are compensated.

Certain new directors of the Company have been granted Units of Company equity participation by LCO Investments Limited, a major shareholder of the Company.
As of May 11, 1998, LCO adopted an Incentive Compensation Plan (the "LCO Plan"). Under the LCO Plan, certain key employees, consultants or directors of the Company may be given the opportunity to benefit from the appreciation in the value of the LCO's present equity holdings in the Company. Such appreciation rights are granted by way of incentive compensation units ("Units"), whose value is determined by the increase in value of LCO's present holdings of Company Common Stock above a prescribed base value of $4.75 per share. Each Unit represents a percentage interest (determined by the total number of Units granted under the LCO Plan) in such increase in value of LCO's holdings. In May 1998, LCO granted Units to the following directors of the Company as incentive compensation: Richard Trefz, Brian Delaney, and Linda Oubre.

Pursuant to an Agreement in effect from November, 1997 through May 1998, Richard Trefz received compensation from a Company affiliate, CAP Advisers Limited, related to Mr. Trefz' service as a director of the Company. During the period the Agreement was in force, Mr. Trefz received a consulting fee, paid by CAP Advisers Limited, of $25,000. Mr. Trefz also received options to purchase 50,000 shares of Common Stock of the Company owned by CAP Advisers, at an exercise price of $4.00 per share. Such options are exercisable at any time through November 19, 2002, provided the options are exercised while Mr. Trefz is a director, or within 30 days after the date he ceases to be a director. As of June 1, 1998, this Agreement has been terminated and replaced with an Employment Agreement relating to Mr. Trefz' appointment as President and CEO of the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

E. Wyatt Cannady served as President and CEO of the Company from February 24, 1997 to April 1998, pursuant to the terms of an Employment Agreement dated April 25, 1997. The Employment Agreement provided for Mr. Cannady to serve until March 31, 2000, at an annual base salary of $175,000 for the first year, $195,000 for the second year, and $195,000 for the third year. Other benefits included a one-time signing bonus of $25,000, annual bonuses contingent upon achievement of goals established by the Board, participation in all incentive, savings, retirement and welfare plans of the Company, reimbursement for commuting from his residence to the Company's Salt Lake City office, and reasonable secondary living expenses in Salt Lake City for one year. The Agreement also provided for the grant of options to purchase 225,000 shares of Common Stock of the Company at $9.00 per share, vesting 18,750 shares each quarter.

With respect to compensation payable upon termination of employment, the Agreement provides that if Mr. Cannady is terminated for cause, the Company is released from most future financial obligations under the Agreement. However, if he is not terminated for cause, he would be contractually entitled to continue to receive his salary and benefits for one year, as well as stock options, warrants and other similar rights. It is the position of the Company that Mr. Cannady's employment was terminated for cause.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 22, 1998 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and each person who served at any time during fiscal year 1998 as the Company's CEO, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them except as otherwise indicated.

NAME AND ADDRESS                              NUMBER OF SHARES BENEFICIALLY OWNED        PERCENT OF OUTSTANDING SHARES
----------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS

Richard V. Trefz
Airport Business Center
200 Diplomat Drive, Bay 204
Lester, PA  19113                                    25,000/2/                                   *

Brian G. Delaney
36 Fitzwilliam Place
Dublin 2, IRELAND                                        -0-                                      *

Anthony M. Pilaro
36 Fitzwilliam Place
Dublin 2, IRELAND                                 3,680,557/3/                                 41.6%

R. Eric Montgomery
29 Fairview Road
P. O. Box 487
Monterey, MA  01245                                 175,000/4/                                  2.2%

Linda S. Oubre
101 Ygnacio Valley Road, Suite 212
Walnut Creek, CA  94596                                  -0-                                      *


E. Wyatt Cannady
P. O. Box 3089
Dana Point, CA  92629                                75,000/1/                                    *

All Officers and Directors as a Group
 (7 persons)                                      4,005,557/6/                                 43.8%

5% BENEFICIAL OWNERS

LCO Investments Limited
Canada Court
Upland Road
St. Peter Port
Guernsey
Channel Islands                                   3,680,557/5/                                 41.6%

_________________

* Constitutes less than 1%.


  /1/ Represents shares Mr. Cannady may have the right to acquire through the exercise of options to purchase shares of Common Stock at $9.00 per share. See, however, discussion regarding termination of Mr. Cannady's Employment Agreement under "Employment Contracts and Termination of Employment Arrangements."

  /2/  Owned of record and beneficially.

  /3/ Represents shares owned of record and beneficially by LCO Investments Limited, including options to purchase 1,173,334 shares exercisable at $4.50 per share. Mr. Pilaro is Chairman of CAP Advisors Limited. CAP Advisors is the sole trustee of the ERSE Trust, of which LCO Investments Limited is a wholly-owned subsidiary.

  /4/ Represents shares which Mr. Montgomery has the right to acquire upon the exercise of options exercisable at $3.20 per share.

  /5/ Includes 1,173,334 shares subject to purchase within 60 days upon the exercise of options. LCO Investments Limited is a wholly-owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP Advisers Limited. Mr. Pilaro, a director of the Company, is Chairman of CAP Advisors Limited.

  /6/ Percentage based upon 9,143,106 shares outstanding, assuming exercise by officers and directors of all stock options exercisable within 60 days beneficially owned by them.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 5, 1998, the Company issued and sold 1,860,465 shares of its Common Stock (the "Shares") to its major shareholder, LCO Investments Limited, pursuant to a Stock Purchase Agreement dated as of May 4, 1998 (the "May 1998 Purchase Agreement"). See Item 1, "Recent Business Developments--May 1998 Equity Financing," above. LCO Investments Limited currently owns approximately 42% of the Company, assuming exercise of outstanding options held by LCO. LCO is a wholly-owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP Advisers Limited. Mr. Pilaro, a director of the Company, is Chairman of CAP Advisors Limited.

On May 12, 1997, the Company closed a private placement of 428,572 shares of Common Stock of the Company (the "Shares"), and options to purchase 500,000 shares of Common Stock (the "Options"), pursuant to a Securities Purchase Agreement dated as of May 8, 1997 (the "May 1997 Purchase Agreement"). The total consideration received by the Company for the Shares and the Options in this offering was $3,000,000. The Options are exercisable at any time until the close of business on May 1, 2007. Pursuant to the May 1998 financing described above, the exercise price of the options was amended to $4.50 per share. The Shares and Options were sold to LCO Investments Limited and Richard S. Braddock, the Chairman of the Board of the Company (the "Purchasers"). The Shares, and the shares of Common Stock underlying the Options, are restricted and may not be transferred or sold, except as permitted by the May 1997 Purchase Agreement, for a period of one year after their acquisition by the Purchasers. The Shares, including the shares issuable upon exercise of the Options, are subject to certain piggyback and demand registration rights, as provided by a separate Registration Rights Agreement dated as of May 8, 1997.

The Purchasers had invested in the Company previously by purchasing 280,000 shares of Common Stock and options to purchase 966,667 shares of Common Stock under a Securities Purchase Agreement dated as of April 1, 1996, for a total purchase price of $4,683,334.

The Company is negotiating, and anticipates entering into, an agreement with OraCeutical LLC of Lee, Massachusetts, pursuant to which OraCeutical will provide technology development services to the Company related to various light-activated tooth whitening products and procedures, and a new, advanced BriteSmile take-home tooth whitening product. Mr. Eric Montgomery, a director of the Company, is the Founding Manager and President of OraCeutical, an organization dedicated to the development of next generation products for use in the professional dental office.

The Company expects to enter into a Consulting Agreement with its director, Linda Oubre, pursuant to which Ms. Oubre will be retained for an initial term of one-year at an hourly rate to conduct market research related to the establishment of Company-owned tooth whitening centers throughout the United States.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

  (A)  EXHIBITS

Exhibit Number      Title of Document
--------------      -----------------

       2 Asset Purchase Agreement and Plan of Reorganization by and among BriteSmile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 1996).

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

       10.04 Articles of Association for the Joint Venture (incorporated by reference to the Company's Registration Statement and Amendments thereto on Form 10 initially filed August 8,
                    1990).

       10.05 1990 Stock Option Plan for Employees of the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

       10.06 Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of Common Stock and Options to Purchase 1,000,000 shares of Common Stock at $20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P., and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1,
                    1996).

       10.07 Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1,
                    1996).

       10.08 Employment Agreement dated April 25, 1997, effective February 24, 1997, between the Company and E. Wyatt Cannady (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

       10.09 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

       10.10 Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of Common Stock and Options to Purchase 500,000 shares of Common Stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

       10.11 Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

       10.12 Stock Purchase Agreement dated as of May 4, 1998 for 1,860,465 shares of Common Stock, between the Company and LCO Investments Limited, filed herewith.

       10.13 Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited, filed herewith.

       10.14 Consulting Agreement dated November 1997 between CAP Advisers Limited and Richard Trefz, filed herewith.

       21 Subsidiaries of the Company, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996, previously filed.

       27           Financial Data Schedule, filed herewith.

(B)    REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K dated May 4, 1998 for the purpose of reporting the purchase of additional shares of Company Common Stock by LCO Investments Limited, and the related resignation of Company directors and appointment of new Company directors.

                                  SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ION LASER TECHNOLOGY, INC.


                                       By: /s/ Brian G. Delaney
                                          ______________________________________
                                     Brian G. Delaney
                                     Acting Chief Financial Officer and Director

                                     Dated June 27, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                 DATE
---------                        -----                                 ----

/s/ Richard V. Trefz                                               June 27, 1998
---------------------
Richard V. Trefz        President, Chief Executive Officer
                        and Director (Principal Executive Officer)


/s/ Anthony M. Pilaro   Director                                   June 27, 1998
---------------------
Anthony M. Pilaro


/s/ Linda S. Oubre      Director                                   June 27, 1998
---------------------
Linda S. Oubre


/s/ R. Eric Montgomery  Director                                   June 27, 1998
---------------------
R. Eric Montgomery

                          Ion Laser Technology, Inc.

                       Consolidated Financial Statements

                      Years ended March 31, 1998 and 1997



                                   CONTENTS

Report of Independent Auditors............................................  F-1


Consolidated Financial Statements

  Consolidated Balance Sheets.............................................  F-2
  Consolidated Statements of Operations...................................  F-4
  Consolidated Statements of Changes in Redeemable Common Stock
    and Shareholders' Equity..............................................  F-5
  Consolidated Statements of Cash Flows...................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7

                        Report of Independent Auditors

Board of Directors and Shareholders
Ion Laser Technology, Inc.

We have audited the accompanying consolidated balance sheets of Ion Laser Technology, Inc., and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, changes in redeemable common stock and shareholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ion Laser Technology, Inc., and subsidiaries as of March 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP

June 3, 1998
Salt Lake City, Utah

                          Ion Laser Technology, Inc.

                          Consolidated Balance Sheets


                                                          MARCH 31
                                                    1998            1997
                                               ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                      $  503,279      $   55,222
 Accounts receivable, less allowance of
  $189,565 and $104,875 at March 31, 1998
  and 1997, respectively                           531,059       1,412,625


 Inventories                                       321,450       2,872,167
 Prepaid expenses                                   58,533         226,326
 Deferred taxes and other                              313          20,515
 Assets held for sale                            1,667,790              --
                                               -----------------------------
Total current assets                             3,082,424       4,586,855

Property, plant and equipment, net                 765,424       2,592,035
Investment in joint venture                        174,839         189,360
Goodwill, less accumulated amortization of
 $261,134 at March 31, 1997                             --       1,246,334
Patent costs, less accumulated amortization
 of $7,893 and $8,775 at March 31, 1998 and
 1997, respectively                                426,369         414,493
Receivable from joint venture                      212,805         232,945
Other assets                                            --         455,827
                                               -----------------------------
Total assets                                    $4,661,861      $9,717,849
                                               =============================

See accompanying notes.

                          Ion Laser Technology, Inc.

                                                           MARCH 31
                                                     1998             1997
                                                   ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                     $    29,925    $   45,529
 Accounts payable                                      722,259       676,059
 Accrued liabilities                                   953,235       194,551
 Accrued warranty costs                                 85,111        76,348
 Current portion of long-term debt                      94,173        30,474
                                                   ---------------------------
Total current liabilities                            1,884,703     1,022,961

Long-term debt, less current portion                   930,742       845,583

Commitments and Contingencies (Note 9)

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value:
 Authorized shares  50,000,000
 Issued and outstanding shares  5,809,307 and
   5,144,030 at March 31, 1998 and 1997,
   respectively                                          5,809         5,144
Additional paid-in capital                          11,902,126     8,793,074
Accumulated deficit                                (10,011,306)     (898,613)
Cumulative translation adjustment                      (50,213)      (50,300)
                                                   ---------------------------
Total shareholders' equity                           1,846,416     7,849,305

                                                   ---------------------------
Total liabilities and shareholders' equity         $ 4,661,861    $9,717,849
                                                   ===========================

See accompanying notes.

                          Ion Laser Technology, Inc.

                     Consolidated Statements of Operations

                                                     YEAR ENDED MARCH 31
                                                    1998             1997
                                              ---------------------------------

Net sales                                       $ 4,609,253       $7,082,546

Cost of products sold:
 Product sales                                    3,540,552        4,205,273
 Inventory write-downs                            2,272,680               --
                                              ---------------------------------
   Total cost of products sold                    5,813,232        4,205,273

Gross margin                                     (1,203,979)       2,877,273

Selling and administrative expenses               4,930,270        3,453,502
Research and development expenses                   906,040          232,949
Impairment charges and write-down of assets       2,016,930               --
                                              ---------------------------------

                                                  (9,057,219)       (809,178)

Interest expense                                    (119,643)       (109,310)
Interest income                                       83,096         110,057
Other income (expense)                               (18,927)         40,180
                                              ---------------------------------
Net loss before income taxes                      (9,112,693)       (768,251)
Income tax expense                                        --          11,001
Net loss                                         $(9,112,693)     $ (779,252)
                                              =================================

Loss per common share - basic and diluted        $     (1.62)     $     (.15)
                                              =================================

See accompanying notes.

                          Ion Laser Technology, Inc.

       Consolidated Statements of Changes in Redeemable Common Stock and
                             Shareholders' Equity

                      Years ended March 31, 1998 and 1997

                                                 REDEEMABLE                            ADDITIONAL
                                                COMMON STOCK         COMMON STOCK       PAID-IN      ACCUMULATED
                                          ------------------------------------------
                                             SHARES      AMOUNT     SHARES    AMOUNT    CAPITAL        DEFICIT
                                          -------------------------------------------------------------------------
Balance at March 31, 1996                    150,000   $ 338,540   4,933,630  $4,934  $ 8,469,829   $   (119,361)
Exercise of stock options                          -           -     210,400     210      384,705              -
Redemption of redeemable stock              (150,000)   (338,540)          -       -      (61,460)             -
Foreign currency translation adjustment            -           -           -       -            -              -
Net loss                                           -           -           -       -            -       (779,252)
                                          -------------------------------------------------------------------------
Balance at March 31, 1997                          -           -   5,144,030  $5,144  $ 8,793,074   $   (898,613)
Exercise of stock options                          -           -     236,705     237      109,480              -
Private Placement of common stock                  -           -     428,572     428    2,999,572              -
Foreign currency translation adjustment            -           -           -       -            -              -
Net loss                                           -           -           -       -            -     (9,112,693)
                                          -------------------------------------------------------------------------
Balance at March 31, 1998                          -   $       -   5,809,307  $5,809  $11,902,126   $(10,011,306)
                                          =========================================================================

                                               CUMULATIVE          TOTAL
                                               TRANSLATION      SHAREHOLDERS

                                               ADJUSTMENT           EQUITY
                                            ----------------------------------
Balance at March 31, 1996                           $(50,331)      $ 8,305,071
Exercise of stock options                                  -           384,915
Redemption of redeemable stock                             -           (61,460)
Foreign currency translation adjustment                   31                31
Net loss                                                   -          (779,252)
                                            ------------------------------------
Balance at March 31, 1997                            (50,300)      $ 7,849,305
Exercise of stock options                                  -           109,717
Private Placement of common stock                          -         3,000,000
Foreign currency translation adjustment                   87                87
Net loss                                                   -        (9,112,693)
                                            ------------------------------------
Balance at March 31, 1998                           $(50,213)      $ 1,846,416
                                            ====================================

See accompanying notes.

                          Ion Laser Technology, Inc.

                     Consolidated Statements of Cash Flows

                                                                      YEAR ENDED MARCH 31
                                                                  1998                   1997
                                                            ----------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $(9,112,693)          $  (779,252)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                      421,997               255,433
   Provision for losses on accounts receivable                         84,690                64,875
   Impairment and asset write-downs                                 4,289,610                     -
   Loss from joint venture operations                                  14,608                 8,557
   Changes in operating assets and liabilities:
     Accounts receivable                                              817,016              (226,281)
     Inventories                                                      278,037            (1,523,306)
     Prepaid expenses                                                 167,793              (100,329)
     Other assets                                                     174,123              (411,713)
     Accounts payable and accrued liabilities                         804,884              (135,070)
     Accrued warranty costs                                             8,763               (21,149)
                                                            --------------------------------------------
Net cash used in operating activities                              (2,051,172)           (2,868,235)

INVESTING ACTIVITIES
Patent costs                                                         (124,900)             (286,940)
Additions to property, plant and equipment                           (618,842)           (1,264,922)
                                                            --------------------------------------------
Net cash used in investing activities                                (743,742)           (1,551,862)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                        310,968                     -
Payments on debt                                                     (162,110)             (591,508)
Payments on note payable                                              (15,604)                    -
Proceeds from sale of common stock and exercise of
 stock options                                                      3,109,717               384,915
Redemption of common stock                                                  -              (400,000)
Net cash provided by (used in) financing activities                 3,242,971              (606,593)
                                                            ------------------------------------------
Net increase (decrease) in cash and cash equivalents                  448,057            (5,026,690)
                                                            ------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         55,222             5,081,912
                                                            ------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   503,279           $    55,222
                                                            ==========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                     $   119,612           $   109,310
Taxes paid                                                                  -                     -

See accompanying notes.

                          Ion Laser Technology, Inc.

                  Notes to Consolidated Financial Statements

                                March 31, 1998


1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ion Laser Technology, Inc. (the Company) is a Utah corporation in the business of developing, manufacturing and selling light-activated and laser-based dental and medical devices and, where applicable, the chemical agents used in connection with these devices. The Company sells to the dental market, original equipment manufacturers (OEMs) and has also sold to industrial and scientific users. The Company, under its "BriteSmile" trademark, sells both devices and related reagents to the dental markets which are used in a process to whiten teeth. The Company grants credit to most customers without requiring collateral.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ion Laser Technology Development Company, and ILT Systems BriteSmile, Inc. The Company's 26% interest in a foreign joint venture is accounted for by the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

PROPERTY, PLANT, AND EQUIPMENT

The Company uses the straight-line method to depreciate the cost of assets over their estimated useful lives as follows:

                  ASSET CLASSIFICATION            USEFUL LIVES
          -----------------------------------------------------

          Buildings and improvements                    40
          Machinery and equipment                      5-7
          Office furniture and equipment               5-7
          Computer equipment                             5

Depreciation expense was $361,705 for 1998.

                          Ion Laser Technology, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue on product sales is recognized upon shipment. Reserves for sales returns and allowances are recorded in the same period that the revenues from product sales are recognized.

INTANGIBLE ASSETS

Goodwill is the result of costs in excess of the value of the net tangible assets obtained in the acquisitions of Ion Laser Technology, Inc., and BriteSmile, Inc., and is amortized using the straight-line method over 40 and 17 years, respectively. The cost of patents is amortized over the estimated useful life of the patents, generally 17 years. The Company periodically evaluates whether circumstances have occurred that indicate the remaining useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable.

ADVERTISING COSTS

During fiscal year 1997, the Company incurred certain costs in connection with its Brite Smile direct-response marketing program. A portion of those costs, approximately $400,000 related to the production and communication of the program, were deferred as other assets and were being amortized over a three year period (see Note 2). The Company expenses all advertising costs associated with non direct-response advertising programs as incurred. Such costs were $1,016,244 in 1998.

EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No 128, Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previous calculation of fully-diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

                          Ion Laser Technology, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE (CONTINUED)

Because the Company reported a net loss for each of the fiscal years ended March 31, 1998 and 1997, all common stock equivalents are anti-dilutive and, accordingly, have been excluded from the earnings per share computation. As a result, the numerator or net loss and the denominator or weighted average number of common shares are the same for both basic and diluted earnings per share computations. The weighted average number of shares used in calculating the loss per share was 5,630,419 and 5,202,027 for 1998 and 1997, respectively.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are provided on differences between financial reporting and taxable income, using the enacted tax rates.

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

                          Ion Laser Technology, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at March 31, 1998 and 1997, and revenues and expenses for the years then ended. Actual results could differ from the estimates and assumptions used.

2. IMPAIRMENT AND ASSET WRITE-DOWNS

During 1998, the Company experienced declining sales and ongoing operating losses principally caused by the anticipated change in product offering from the Company's LTW system to a new arc lamp TW system, as well as product design defects in its tooth whitening systems. These conditions were indicators that certain of the Company's assets were impaired. Furthermore, as a result of the Company's refocus of its activities exclusively in the dental whitening market, certain of its assets in the industrial and scientific lines were impaired as well.

Accordingly, the Company recorded total charges of $4,289,610 related to the impairment and write-down of certain assets which will provide limited or no future benefit to the Company. Included in the charges are the following: (i) $421,154 write-down of fixed assets; (ii) $1,293,870 write-off of goodwill and patent costs relating to products or technologies which the Company no longer intends to use and/or pursue; (iii) $301,906 write-off of deferred marketing costs related to a marketing program which has been discontinued by the Company; and (iv) $2,272,680 write-down of inventories which have been rendered obsolete or will be discontinued by the Company and either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of products sold inventory write-downs.

As a result of the furthering declines in operating results in the fourth quarter of fiscal year 1998, under the direction of its Board of Directors, the Company closed its Utah operating facility in May 1998, discontinued all activities related to the industrial and scientific lines and plans to relocate its corporate headquarters and remaining operations to Pennsylvania. In order to emphasize the focus of the Company exclusively in the dental whitening market, the Company has plans to change its name to "BriteSmile."

                          Ion Laser Technology, Inc.

2. IMPAIRMENT AND ASSET WRITE-DOWNS (CONTINUED)

In connection with the Company's decision to relocate its operations to Pennsylvania, a significant portion of the Company's workforce was terminated. Because the plan of termination was not developed, approved or communicated prior to year end, the associated severance costs did not meet the conditions for a restructuring accrual at March 31, 1998. Accordingly, the Company expects to incur additional expenses of approximately $200,000 in fiscal 1999 associated with the workforce reduction.

3. INVENTORIES

Inventories consisted of the following at March 31:

                                      1998           1997
                                   -------------------------
          Raw materials            $234,950       $1,038,156
          Work in progress                -        1,118,504
          Finished goods             86,500          715,507
                                   -------------------------
                                   $321,450       $2,872,167
                                   =========================

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, consists of the following at March 31:

                                                 1998          1997
                                             -------------------------
          Land                                        -     $  100,000
          Buildings and improvements                  -      1,195,287
          Machinery and equipment            $  754,026      1,012,262
          Office furniture and equipment        228,189        317,308
          Computer equipment                    459,023        438,904
          Construction in progress              255,307        417,596
                                             -------------------------
                                              1,696,545      3,481,357

          Less accumulated depreciation        (931,121)      (889,322)
                                             -------------------------
                                             $  765,424     $2,592,035
                                             =========================

                          Ion Laser Technology, Inc.

4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

In connection with the impairment discussed in Note 2, the Company plans to close its Utah facility and has offered to sell the related land, buildings and selected pieces of equipment. The sale is expected to be completed within the next fiscal year. Accordingly, the Company has reclassified such assets as "assets held for sale" in the accompanying balance sheet.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                          MARCH 31
                                                     1998          1997
                                                  -----------------------
Debt payable to the Small Business
 Administration with interest at 7.6% per
 annum and payments of principal and interest
 of $3,902 due monthly through November 2012,
 collateralized by a second mortgage on the
 Company's building and improvements.             $  403,068     $404,767

Debt payable to a bank with interest at 1.5%
 over prime rate, (10% at March 31, 1998) and
 interest payments of $3,581 due monthly
 through November 2002, collateralized by a
 first mortgage on the Company's building and
 improvements, with a final payment due
 November, 2002.                                     423,047      471,290

Capital lease obligation                             198,800            -
                                                  -----------------------
                                                   1,024,915      876,057

Less current portion of long-term debt                94,173       30,474
                                                  -----------------------
                                                  $  930,742     $845,583
                                                  =======================

                          Ion Laser Technology, Inc.

5. LONG-TERM DEBT (CONTINUED)

The fair value of accounts payable, notes payable and long-term debt approximates the recorded values. Principal maturities of long-term debt during each of the next five fiscal years and thereafter are:

                            FISCAL YEAR              AMOUNT
                         ------------------------------------
                         1999                      $   94,173
                         2000                          84,679
                         2001                          74,942
                         2002                          50,949
                         2003                         419,081
                         Thereafter                   301,091
                                                   ----------
                                                   $1,024,915
                                                   ==========

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                     MARCH 31
                                                                1998          1997
                                                            ------------------------
          Deferred tax assets (liabilities):
            Inventory overhead capitalization               $    32,353    $  67,369
            Product warranty accruals                            31,746       32,223
            Allowance for bad debt                               70,707       39,118
            Vacation accrual                                     24,708        5,975
            Equity method investment                             24,092       18,675
            Inventory reserve                                   847,710       24,791
            Property and equipment                              235,313       58,294
            Patents                                              40,113            -
            Net operating loss carryforwards                  2,299,339      379,004
            Tax credits                                          90,085       90,085
            Deferred marketing                                        -     (148,791)
            Other                                                     -      (28,549)
                                                            ------------------------
          Total deferred tax asset                            3,696,166      538,194
          Valuation allowance for deferred tax asset         (3,696,166)    (538,194)
                                                            ------------------------
          Net deferred tax asset                            $         -    $       -
                                                            ========================

                          Ion Laser Technology, Inc.

6. INCOME TAXES (CONTINUED)

Significant components of the income tax expense (benefit) are as follows:

                                            MARCH 31
                                      1998           1997
                                   ----------------------
          Current:
            Federal                $      -       $     -
            State                         -             -
                                   ----------------------
          Total current                   -             -
                                   ----------------------
          Deferred:
            Federal                       -        11,001
            State                         -             -
                                   ----------------------
          Total deferred                  -        11,001
                                   ======================
                                   $      -       $11,001
                                   ======================

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to earnings (loss) before taxes as follows:

                                                       1998         1997
                                                   ------------------------
Tax expense (benefit) at U.S. statutory rates      $(3,098,316)   $(264,945)
State income taxes (benefit)                          (300,719)     (25,715)
Amortization write-off of goodwill                     442,500        7,138
Other, net                                            (201,437)      59,667
Change in valuation allowance                        3,157,972      234,856
                                                   ------------------------
                                                   $         -    $  11,001
                                                   ========================

The Company has approximately $90,000 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring March 31, 2007 if not utilized. The Company also has approximately $6,200,000 of federal and state net operating loss carryforwards that begin to expire March 31, 2008. The net change in the valuation allowance for fiscal 1998 was $3,157,972.

                          Ion Laser Technology, Inc.

7. BRITESMILE ACQUISITION

On March 7, 1996, the Company acquired certain assets and assumed certain liabilities of BriteSmile, Inc. in exchange for 200,000 restricted shares of the Company's common stock. This restricted stock had an estimated value of $800,000 on the date of closing. Holders of these restricted shares had the right, within 12 months following the closing of the acquisition, to require the Company to repurchase up to an aggregate of $250,000 of restricted common stock, at the then current market price of the Company's common stock. Share values of the maximum amount of $250,000 of the common stock exchanged in the acquisition has been included in redeemable common stock at March 31, 1996. During 1997, the stock was redeemed by the Company for an aggregate price of $250,000.

8. SHAREHOLDERS' EQUITY

During 1990, the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990. In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan. Under the terms of the plans, the Company's stock to be offered shall be common stock and the aggregate number of shares of stock to be delivered upon the exercise of all options granted under both plans shall not exceed 7,000,000 shares. The Company has reserved 7,000,000 shares for future issuance under this plan. The option price per share is determined by the board of directors, but shall be no less than the fair market value on the date of the grant.

A summary of the Company's stock option activity and related information for fiscal years 1998 and 1997 follows:

                                                  1998                            1997
                                       ---------------------------------------------------------------
                                                        WEIGHTED-                       WEIGHTED-
                                                        AVERAGE                           AVERAGE
                                                     EXERCISE PRICE                    EXERCISE PRICE
                                        OPTIONS                           OPTIONS
                                       ---------------------------------------------------------------
Outstanding at beginning of year          624,916         $1.40            877,816          $1.58
Granted                                   789,000         $5.77                  -
Exercised                                (216,280)        $1.32           (210,400)         $1.81
Forfeited/expired                         (45,000)        $2.49            (42,500)         $1.25
                                       ----------                        ---------
Outstanding at end of year              1,152,636         $4.63            624,916          $1.40
                                       ==========                        =========

Exercise prices for outstanding options as of year-end ranged from $1.25 to $9.00 and the weighted-average remaining contractual life of those options is
8.2 years.

                          Ion Laser Technology, Inc.

8.   SHAREHOLDERS' EQUITY (CONTINUED)

The Company's pro forma compensation expense under the fair value method, utilizing the Black-Scholes option valuation model, for stock options granted between 1996 and 1998 was $305,470 for 1998 and $15,600 for 1997. Pro forma net loss would have been $9,418,163 in 1998 and $794,852 in 1997. Basic and diluted loss per share would have been $1.67 per share for 1998 and $0.15 per share for 1997.

The fair value for these options was estimated at the date of grant assuming an average expected volatility of 85% for options issued during fiscal year 1998 and 72% for previous option issues, with no dividend yield. Other assumptions for 1998 and 1997 are as follows: an average risk-free interest rate of 5.6% and 6.6%, respectively, and average option lives of five years.

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

As of March 31, 1998, stock options granted under the Company's employee stock option plans for 472,886 shares of common stock are exercisable.

In October 1995, the Company sold 200,000 shares of restricted common stock to United Technologies, Inc. as part of a joint venture agreement in exchange for $125,000. The Company had the right to repurchase 100,000 shares of this stock at a price of $1.50 per share at any time through October 31, 1997. United Technologies, Inc. also had the right to put those 100,000 shares to the Company at a redemption price of $1.50 at any time, beginning November 1, 1997 through October 31, 1998 if the Company did not exercise its option to repurchase the stock. The redeemable shares were recorded at their original issue price as redeemable common stock. During 1997, 100,000 shares of the stock were redeemed by the Company for an aggregate price of $150,000.

                          Ion Laser Technology, Inc.

8.   SHAREHOLDERS' EQUITY (CONTINUED)

In May 1997, the Company completed a private placement of 428,572 shares of its common stock resulting in total proceeds of $3,000,000. In connection therewith, options to purchase 500,000 shares of the Company's common stock were granted at an exercise price of $9.00 per share. Additionally, as further consideration, the Company amended the exercise price of certain options granted in 1996, relating to an aggregate of 966,667 shares of the Company's common stock, from $20.00 per share to $9.00 per share.

9.   COMMITMENTS AND CONTINGENCIES

RETIREMENT PLAN

On November 11, 1987, the Company adopted a Profit Sharing and Cash or Deferred Compensation Arrangement. All employees with at least one year of service and who have reached the age of twenty-one may participate. At the election of the Board of Directors, the Company may contribute to either plan subject to the limitations provided in the Internal Revenue Code. The Company made no contributions to the plan during 1997 or 1998. At March 31, 1998 there is no unfunded deferred benefit under these plans.

PATENT LICENSING AND ROYALTY AGREEMENTS

The Company entered into a licensing agreement effective October 1, 1988, whereby it is required to pay royalties on the net sales price of certain laser products sold, equal to 5% on United States and Canadian sales, 2% on foreign sales and no royalties on sales to the United States Government or its contracted entities.

Royalty payments made under this agreement for the years ended March 31, 1998 and 1997 were $29,326 and $119,217, respectively.

LITIGATION

The Company is party to litigation and claims arising in the normal course of business, including certain claims made by supply vendors in connection with the Company's decision to close its Utah operating facility. Management believes that such matters will not have a material impact on the Company's financial position or results of operations.

                          Ion Laser Technology, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER

At March 31, 1998, the Company had outstanding purchase orders to acquire up to approximately $2 million of inventory and supplies over an 18 month period. In connection with the reduced scope of operations, management is attempting to cancel these orders.

10.  JOINT VENTURE

On March 31, 1989, the Company entered into a joint venture agreement with Shanghai Laser Technology Company and Shanghai Minhang United Development Company, Ltd., both of the People's Republic of China. The Joint Venture operates as Shanghai Ion Laser Technology Company Limited and produces, markets and services various lasers and related equipment from operations located in the People's Republic of China. As of March 31, 1998, the Company has a 26% ownership interest in the Joint Venture. The Company's share of the Joint Venture's net loss for fiscal 1998 and 1997 was $14,521 and $8,588, respectively and is included in other expenses. During the fiscal years ended March 31, 1998 and 1997, the Company had sales to the Joint Venture of approximately $36,751 and $38,800, respectively. In addition, as of March 31, 1998 and 1997 the Company had amounts receivable from the Joint Venture of approximately $250,620 and $232,945, respectively. The Company has an option to purchase up to a total of 51% of the outstanding stock of the Joint Venture, at a purchase price that would give the selling investor a 10% annualized return on its original investment.

11.  EXPORT SALES AND MAJOR CUSTOMERS

The breakdown of total export sales by geographic area for the years ended March 31, 1998 and 1997 was as follows:

                                          1998              1997
                                  --------------------------------
          Europe                            32%              43%
          Asia                              24%              36%
          Canada                            36%              16%
          All other                          8%               5%
                                  --------------------------------
          Total export sales               100%             100%
                                  --------------------------------
          Total export sales        $1,480,987         $849,282
                                  ================================

                          Ion Laser Technology, Inc.

11.  EXPORT SALES AND MAJOR CUSTOMERS (CONTINUED)

There were no customers for which sales exceeded 10% of total revenues during fiscal 1997 and 1998. Such export sales are transacted in U.S. dollars.

12.  NEW ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Standard will become effective for the Company's 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management is currently assessing the impact of implementation of this Standard on the consolidated financial statements of the Company and does not believe that the implementation will have a material impact on the Company's financial statements.

13.  SUBSEQUENT EVENTS

In May 1998, the Company completed a private placement of 1,860,465 shares of its common stock resulting in proceeds to the Company of $5,000,000. Additionally, as further consideration, the Company amended the exercise price of certain options granted to the same investor in fiscal 1996 and fiscal 1998, relating to an aggregate of 1,173,334 shares of the Company's common stock, from $9.00 per share to $4.50 per share.