Form 10QSB
period 1998-06-30
BRITESMILE INC
filed 1998-08-14
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .

Commission file number 1-11064


                                BRITESMILE, INC.
    ........................................................................
       (Exact name of small business issuer as specified in its charter)


                 UTAH                                     87-0410364
    .................................        ...............................
    (State or other jurisdiction                        (IRS Employer
    of Incorporation or Organization)                Identification No.)


                            Airport Business Center
                         200 Diplomat Drive, Suite 204
                          Lester, Pennsylvania  19113
            ......................................................
            (Address of principal executive offices with Zip Code)


                                (610) 362-1111
                       ................................
                          (Issuer's telephone number)


    Ion Laser Technology, Inc., 3828 South Main, Salt Lake City, Utah 84115
            ......................................................
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of common stock of the Registrant outstanding as of June 30, 1998 was 7,669,772.

ITEM 1.  FINANCIAL STATEMENTS


                               BRITESMILE, INC.
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)


                                              June 30,  March 31,
                                                1998      1998
                                              --------  ---------

Assets
Current assets:
  Cash and cash equivalents                    $ 3,915    $   503
  Accounts receivable, less allowance
   of $196 and $190 at June 30, 1998
   and March 31, 1998, respectively                228        531
  Inventories                                       85        321
  Prepaid expenses                                  44         59
  Assets held for sale                           1,668      1,668
                                               -------    -------
    Total current assets                         5,940      3,082

Property, plant and equipment, net                 463        766

Investment in joint venture                        175        175
Patent costs, net                                  436        426
Other assets                                         -        213
                                               -------    -------
    Total assets                               $ 7,014    $ 4,662
                                               =======    =======


                            SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
          UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                            (Dollars in Thousands)


                                              June 30,  March 31,
                                                1998      1998
                                              --------  ---------

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                $     21   $     30
 Accounts payable                                  778        723
 Accrued expenses                                  485        953
 Accrued warranty costs                             67         85
 Current portion of long-term debt                  37         94
                                              --------   --------
    Total current liabilities                    1,388      1,885
                                              --------   --------
Long-term debt less current portion                894        931
                                              --------   --------
Shareholders' Equity:
 Common stock, $.001 par value:
  Authorized shares - 50,000,000                     8          6
  Issued and outstanding shares -
   June 30, 1998 - 7,669,772
   March 31, 1998 - 5,809,307
 Additional paid-in capital                     16,900     11,902

 Accumulated deficit                           (12,126)   (10,012)
 Cumulative translation adjustment                 (50)       (50)
                                              --------   --------

    Total shareholders' equity                   4,732      1,846
                                              --------   --------


    Total liabilities and shareholders'
      equity                                  $  7,014   $  4,662
                                              =========  ========



                            SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)


                                              For three months ended
                                              ----------------------
                                               June 30,    June 30,
                                                 1998        1997
                                              ----------  ----------

Net sales                                       $    360    $  2,020
                                                --------    --------
Cost of products sold:
 Product sales                                       282       1,166
 Inventory write-downs                               354           -
                                                --------    --------
   Total cost of products sold                       636       1,166
                                                --------    --------
Gross Margin                                        (276)        854

Selling and administrative expenses                  880         784

Research and development expenses                    239         135

Termination benefits, impairment charges
  and asset write-downs                              737           -
                                                --------    --------
                                                  (2,132)        (65)

Other income (expense)                                17         (11)
                                                --------    --------

Loss before income taxes                          (2,115)        (77)

Income tax (expense) benefit                           -           -
                                                --------    --------
Net loss for the period                         $ (2,115)   $    (77)
                                                ========    ========

Earnings (loss) per common share                $   (.30)   $   (.01)
                                                ========    ========


                            SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)



                                                         For three months ended
                                                         ----------------------
                                                          June 30,    June 30,
                                                            1998        1997
                                                         ---------   ----------

OPERATING ACTIVITIES
Net loss                                                 $  (2,115)  $      (77)
Adjustments to reconcile net income (loss) to
net cash provided(used) by operating activities:
 Depreciation and amortization                                  41          120
 Provision for losses on accounts receivable                     -          (25)
 Termination benefits, impairment charges and
  asset write-downs                                            633            -
Changes in operating assets and liabilities:
 Accounts receivable, inventory and prepaid expenses            15         (101)
 Other assets                                                    -           68
 Accounts payable and accrued liabilities                      (32)        (283)
 Income taxes payable                                                        14
 Accrued warranty costs                                        (18)         (10)
                                                         ---------   ----------
Net cash provided by (used in) operating activities         (1,476)        (292)
                                                         ---------   ----------
INVESTING ACTIVITIES
Patent costs                                                    (9)         (91)
Additions to property, plant and equipment                       -         (216)
                                                         ---------   ----------
Net cash (used in) investing activities                         (9)        (307)
                                                         ---------   ----------
FINANCING ACTIVITIES
Payments on debt                                              (103)          20
Proceeds from sale of common stock                           5,000        3,101
                                                         ---------   ----------
Net cash provided by (used in) financing activities          4,897        3,121
                                                         ---------   ----------
Net increase (decrease) in cash and cash equivalents         3,412        2,522
Cash and cash equivalents at beginning of period               503           55
                                                         ---------   ----------
Cash and cash equivalents at end of period               $   3,915   $    2,577




                            SEE ACCOMPANYING NOTES.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1.   ACCOUNTING POLICIES

Basis of Presentation
---------------------

On August 12, 1998, Ion Laser Technology, Inc. changed its name to BriteSmile, Inc. The unaudited, consolidated, condensed financial statements of BriteSmile, Inc. (the "Company") as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

Earnings Per Share
------------------

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Common stock equivalent shares consist primarily of stock options that have a dilutive effect when applying the treasury stock method. The weighted average number of shares outstanding were 6,974,653 and 5,428,724 at June 30, 1998 and 1997, respectively.

Reclassifications
-----------------

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current presentation.

2.   TERMINATION BENEFITS, IMPAIRMENT CHARGES AND ASSET WRITE-DOWNS

In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific lines of business, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively in the dental whitening market, nearly all of the Company's workforce of 63 employees in Utah was scheduled for termination. The plan of termination is expected to be completed by September 30, 1998 and a termination benefits liability of $200,000 was established and charged to expense during the three months ended June 30, 1998. As of June 30, 1998, the Company had terminated 50 employees and paid termination benefits of approximately $100,000.

During the three months ended June 30, 1998, the Company has recorded additional charges of $891,000 related to the impairment and write-down of certain assets which will provide limited or no future benefits to the Company. These charges include the following: (i) $324,000 write-down of fixed assets; (ii) $213,000 write-down of aged accounts receivable; and (iii) $354,000 write-down of inventories which were rendered obsolete or discontinued by the Company that were either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of products sold - inventory write-downs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 (FISCAL 1999) VS. QUARTER ENDED JUNE 30, 1997 (FISCAL 1998)

Net Sales
---------

Sales for the fiscal 1999 quarter totaled $360,000 compared to $2,020,000 in the fiscal 1998 quarter, a decrease of approximately $1,660,000 or 82%. The decrease in sales was due to the fact that the Company had no sales of the arc lamp tooth whitening (TW) system in the fiscal 1999 quarter and has discontinued all development work on the arc lamp TW system. However, management anticipates the introduction of a new Light Activated Tooth Whitening (LATW) Device, BriteSmile 2000, during the second half of its 1999 fiscal year.

Sales of tooth whitening chemical products declined from $344,000 in the fiscal 1998 quarter to $191,000 in the fiscal 1999 quarter due to the termination of marketing efforts from Utah. Marketing has been moved to Pennsylvania and sales of tooth whitening chemical products are expected to improve.

Cost of Sales
-------------

The Company's cost of sales, exclusive of the inventory write-downs, increased from 58% of sales in the fiscal 1998 quarter to 78% of sales in the fiscal 1999 quarter. The increase is due to the reduced sales of the higher margin laser tooth whitening systems, as well as increased warranty costs as a percentage of sales.

Selling & Administrative Expenses
---------------------------------

Selling and administrative expenses increased from approximately 39% of sales in the fiscal 1998 quarter to 244% of sales in the 1999 fiscal quarter. This increase is mostly attributable to the decline in sales.

Research & Development Expenses
-------------------------------

Research and development expenses were $239,000 in the fiscal 1999 quarter compared with $135,000 in the fiscal 1998 quarter. This increase of $104,000 is largely attributable to the research and development on the LATW Device, BriteSmile 2000, which is expected to be introduced later in the current fiscal year. During the 1999 fiscal quarter, the Company established a new research and development facility in Evanston, Illinois. The research and development team is currently focused on the development of a new Light Activated Tooth Whitening Device, BriteSmile 2000. Management anticipates research and development expenditures to continue at rates at least comparable to prior years.

Termination Benefits, Impairment Charges and Asset Write-Downs
--------------------------------------------------------------

In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific lines of business, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the dental whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. The plan of termination is expected to be completed by September 30, 1998 and a termination benefits liability of $200,000 was established and charged to expense during the fiscal 1999 quarter. As of June 30, 1998, the Company had terminated 50 employees and paid termination benefits of approximately $100,000.

During the fiscal 1999 quarter, the Company has recorded additional charges of $891,000 related to the impairment and write-down of certain assets which will provide limited or no future benefit to the Company. Included in the charges were the following: (i) $324,000 write-down of fixed assets; (ii) $213,000 write-down of aged accounts receivable; and (iii) $354,000 write-down of inventories which were rendered obsolete or discontinued by the Company and either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of products sold--inventory write-downs.

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

Net Income (Loss)
-----------------

For the 1998 fiscal quarter, the Company incurred a net loss of $77,000 compared to a loss of $2,115,000 for the 1999 fiscal quarter, of which $1,091,000 was due to termination benefits, impairment charges and asset write-downs. The operating loss is due in large part to lower sales during the current fiscal year as well as increased research and development costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities resulted in an increase of $4,897,000 due primarily to the $5,000,000 of equity capital capital raised in May, 1998. This increase was offset by the $1,476,000 of cash used by operating activities.

At March 31, 1998, the Company had outstanding purchase orders to acquire up to approximately $2 million of inventory and supplies over an 18 month period. In connection with the reduced level of operations, management has been attempting to cancel these orders. As of July 31, 1998, the outstanding purchase orders were approximately $750,000.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at June 30, 1998 and March 31, 1998 were as follows:


                               June 30, 1998    March 31, 1998
                               -------------    --------------
Current Ratio                           4.28              1.63
Working Capital                   $4,552,000        $1,197,000


In May, 1998, the Company completed a private placement of its common stock in which it obtained proceeds of approximately $5,000,000. As a result of the curtailment of operations in Salt Lake City and reduced scope of operations, the Company believes that cash on hand, cash flow from sales and amounts generated through sale of certain assets will be sufficient to meet the Company's needs for the next twelve months.

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

ITEM 2.   CHANGES IN SECURITIES.

          (c) Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

During the quarter ended June 30, 1998, the Company issued equity securities that were not registered under the Securities Act of 1933 (the "Act"), in reliance on Regulation S under the Act. For a description of this transaction, pursuant to which the Company sold 1,860,465 shares of its common stock for an aggregate purchase price of $5,000,000, see the Company's Current Report on Form 8-K dated May 4, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION. None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          Exhibit No.    Description
          -----------    -----------

          3.01 Articles of Amendment Adopting Revised Articles of Incorporation, as filed with the Utah Division of Corporations and Commercial Code on August 11, 1998.

          10.15 Lease Agreement dated June 3, 1998 between the Company and Ambassador II Joint Venture regarding the Lester, Pennsylvania facility.

          10.16 Employment Agreement dated as of June 1, 1998 between the Company and David Bruhin.

          10.17 Revised 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit B to the Company's Preliminary Proxy Statement on Schedule 14A as filed with the Commission on July 6, 1998).

          10.18 Office Lease dated June 23, 1998 between the Company and Mortgage One Corporation, regarding Evanston, Illinois facility.

          10.19 Employment Letter dated July 16, 1998 between the Company and William McCarthy.

          10.20 Employment Agreement dated as of May 30, 1998 between the Company and Richard Trefz.

          10.21 LCO Investments Limited Incentive Compensation Plan, dated as of May 11, 1998.

          10.22 Form of Units Agreement between the Company and certain directors or executive officers of the Company.

          27.1           Financial Data Schedule for June 30, 1998 Form 10-QSB.

          27.2           Amended Financial Data Schedule for March 31, 1998
                         Form 10-KSB.

          (b)   Reports on Form 8-K

                During the quarter for which this report is filed, the Company filed one Current Report on Form 8-K dated May 4, 1998. Pursuant to Item 1 of the Report, the Company reported the closing of a Stock Purchase Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited. Pursuant to Item 5 of the Report, the Company reported plans for a significant restructuring of the Company's operations, the appointment of a new President and CEO, and a one-time charge against earnings.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRITESMILE, INC.

Date:  August 13, 1998                       /s/ William T. McCarthy
                                            -------------------------
                                            William T. McCarthy
                                            Chief Financial Officer