Form 10QSB
period 1998-09-30
BRITESMILE INC
filed 1998-11-16
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998



[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .


Commission file number 1-11064



                                 BRITESMILE, INC.
   ........................................................................
       (Exact name of small business issuer as specified in its charter)



             UTAH                                          87-0410364
 .................................                 ..........................
  (State or other jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)



                            Airport Business Center
                         200 Diplomat Drive, Suite 204
                          Lester, Pennsylvania  19113
           ........................................................
            (Address of principal executive offices with Zip Code)



                                (610) 362-1111
                       ................................
                          (Issuer's telephone number)



            .......................................................
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of September 30, 1998 was 7,697,273.

Index
-----

PART I - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

         Item 1 - Financial Statements                                     3

         Condensed Consolidated Balance Sheets                             3

         Condensed Consolidated Statements of Operations                   5

         Condensed Consolidated Statements of Cash Flows                   6

         Notes to Condensed Consolidated Financial Statements              7

         Item 2 - Manangement's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                       12

         Item 2 - Changes in Securities                                   12

         Item 3 - Defaults Upon Senior Securities                         12

         Item 4 - Submission of Matters to a Vote of
         Security Holders                                                 13

         Item 5 - Other Information                                       13

         Item 6 - Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                                14

EXHIBIT                                                                   15

ITEM 1.  FINANCIAL STATEMENTS.




                               BRITESMILE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                               Sept. 30, March 31,
                                                 1998      1998
                                             (unaudited)
                                              ---------   -------
Assets
Current assets:

    Cash and cash equivalents                    $1,905   $  503
    Accounts receivable, less allowance
      of $285 and $190 at September 30, 1998
      and March 31, 1998, respectively               31      531
    Inventories                                      --      321
    Prepaid expenses                                 19       59
    Assets held for sale                          1,300    1,668
                                               --------    ------
Total current assets                              3,255    3,082
                                               --------    ------

Property, plant and equipment, net                  245      766
Investment in joint venture                          --      175
Patent costs, net                                    --      426
Other assets                                         12      213
                                               --------    ------
Total assets                                     $3,512   $4,662
                                               ========    ======

                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            (Dollars in thousands)


                                              Sept, 30,    March 31,
                                                1998         1998
                                             (unaudited)
                                            ------------  ------------
Liabilities and shareholders' equity
Current liabilities:
  Notes payable                               $     12   $        30
  Accounts payable                                 482           723
  Accrued expenses                                 759           953
  Accrued warranty costs                            69            85
  Current portion of long-term debt                 37            94

                                            ------------  ------------
Total current liabilities                        1,359         1,885
                                            ------------  ------------

Long-term debt less current portion                781           931
                                            ------------  ------------
Shareholders' equity:
  Common stock, $.001 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares -
    September 30, 1998 - 7,697,273
    March 31, 1998 - 5,809,307                       8             6
  Additional paid-in capital                    16,930        11,902
  Accumulated deficit                          (15,566)      (10,012)
  Cumulative translation adjustment                 --           (50)
                                            ------------  ------------

 Total shareholders' equity                      1,372         1,846
                                            ------------  ------------
Total liabilities and shareholders' equity    $  3,512   $     4,662
                                            ============  ============



                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except per share amounts)





                                             For six months ended   For three months ended
                                            ----------------------  ----------------------
                                            Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                               1998        1997        1998        1997
                                            ----------  ----------  ----------  ----------
Net sales                                     $   501     $ 3,104     $   141      $1,084

Cost of products sold:
 Product sales                                    423       1,940         141         774
 Inventory write-downs                            418          --          64          --
                                              -------     -------     -------      ------
Total cost of products sold                       841       1,940         205         774

Gross margin                                     (340)      1,164         (64)        310

Selling and administrative expenses             1,140       1,819         790       1,035
Research and development expenses               1,397         313         628         178

Termination benefits, impairment charges
 and asset write-downs                          2,709          --       1,972          --
                                              -------     -------     -------      ------

                                               (5,586)       (968)     (3,454)       (903)

Other income (expense)                             32         (36)         15         (25)
                                              -------     -------     -------      ------
Loss before income taxes                       (5,554)     (1,004)     (3,439)       (928)

Income tax (expense) benefit                       --          --          --          --
                                              -------     -------     -------      ------

Net loss                                      $(5,554)    $(1,004)    $(3,439)     $ (928)
                                              =======     =======     =======      ======

Earnings (loss) per common share-
 basic and diluted                            $  (.76)    $  (.18)    $  (.45)     $ (.17)
                                              =======     =======     =======      ======



                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                            For six months ended
                                                           ----------------------
                                                           Sept. 30,   Sept. 30,
                                                              1998        1997
                                                           ----------  ----------
OPERATING ACTIVITIES
Net loss                                                     $(5,554)    $(1,004)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                                 71         190
    Provision for losses on accounts receivable                    6          26
    Loss on sale of properties                                   101          --
    Termination benefits, impairment charges and
     asset write-downs                                         2,157          --
Changes in operating assets and liabilities:
    Accounts receivable, inventory and prepaid expenses          171         163
    Other assets                                                  --          85
    Accounts payable and accrued liabilities                    (417)       (328)
    Income taxes payable                                          --          10
    Accrued warranty costs                                       (16)         14
                                                           ----------  ----------
Net cash used in operating activities                         (3,481)       (844)
                                                           ----------  ----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                       (57)       (397)
Patent costs                                                      (9)        (92)
Proceeds from sale of properties                                 145          --
                                                           ----------  ----------

Net cash provided by (used in) investing activities               79        (489)
                                                           ----------  ----------

FINANCING ACTIVITIES
Proceeds from issuance of debt                                    --         112
Payments on debt                                                (226)        (35)
Proceeds from sale of common stock                             5,030       3,168
                                                           ----------  ----------

Net cash provided by financing activities                      4,804       3,245
                                                           ----------  ----------

Net increase in cash and cash equivalents                      1,402       1,912
Cash and cash equivalents at beginning of period                 503          55
                                                           ----------  ----------
Cash and cash equivalents at end of period                   $ 1,905     $ 1,967
                                                           ==========  ==========





                            SEE ACCOMPANYING NOTES.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

1.   ACCOUNTING POLICIES

Basis of Presentation
---------------------


On August 12, 1998, Ion Laser Technology, Inc. changed its name to BriteSmile, Inc. The unaudited, condensed, consolidated financial statements of BriteSmile, Inc. (the "Company") as of September 30, 1998 and March 31, 1998 and for the six months and three months ended September 30, 1998 and 1997 were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years.
For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.


Earnings Per Share
------------------


Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Because the Company reported a net loss for each of the periods presented, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per share computations. The weighted average numbers of shares outstanding were 7,328,697 and 5,490,073 for the six months ended September
30, 1998 and 1997, respectively. The weighted average numbers of shares outstanding were 7,682,742 and 5,637,790 for the three months ended September 30, 1998 and 1997, respectively.


Reclassifications
-----------------

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current presentation.


Private Placement
-----------------

In May 1998, the Company completed a private placement of 1,860,465 shares of its common stock, resulting in proceeds to the Company of $5,000,000.


Subsequent Event
----------------

In October 1998, the Company, as part of its renewed focus to develop a new line of chemical whitening products and reagents, discontinued production and sale of its old line of whitening chemicals, including its take-home tooth whitening, in-office bleaching, and laser whitening kits.


2.     TERMINATION BENEFITS, IMPAIRMENT CHARGES AND ASSET WRITE-DOWNS


In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific lines of business and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively in the dental whitening market, nearly all of the Company's workforce of 63 employees in Utah was scheduled for termination. A termination benefits liability of $200,000 was established and charged to expense during the three month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200,000 to former employees. During the three months ended June 30, 1998, the Company recorded charges of $891,000 related to the impairment and write-down of certain assets which will provide limited or no future benefits to the Company including accounts receivable, inventory and fixed assets. During the three months ended September 30, 1998, charges of $2,036,000 were recorded to recognize the discontinuation of the laser based business and exclusive focus on new light activated tooth whitening technology. These charges include: the impairment and write-down of patents and a joint venture related to discontinued technology, settlement of canceled purchase commitments and losses associated with the disposal of property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS."

RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998 (FISCAL 1999) VS. SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 (FISCAL 1998)

Net Sales
---------

Sales for the second quarter ended September 30, 1998 declined from the same period in the prior year by $943,000 or 87%. Sales for the six month period ended September 30, 1998 declined from the same period in the prior year by $2,603,000 or 84%. The decrease in sales was due to the fact that the Company had no sales of its laser-based arc lamp tooth whitening (LTW) system in the three and six month periods ended September 30, 1998 and has discontinued all development work on the LTW system. Additionally, sales of take-home and in-office tooth whitening chemical products declined as a result of the termination of marketing efforts for the LTW System and management's shift in focus to development of a new tooth whitening technology. Management anticipates the introduction of its new Light Activated Tooth Whitening ("LATW") technology, including its new whitening device (BriteSmile 2000), new whitening gel, and new whitening process, in January 1999. The Company plans to begin opening BriteSmile Whitening Centers in the first calendar quarter of 1999. The Whitening Centers, which will be operated by dentists, will provide the latest in tooth whitening technology directly to consumers, and feature the Company's propriety BriteSmile Light Activated Tooth Whitening Device and Gel.

Cost of Sales
-------------

Cost of sales, exclusive of inventory write-downs, for the second quarter ended September 30, 1998 increased to 100% of sales from 71% in the same period of the prior year. Cost of sales, exclusive of inventory write-downs, for the six month period ended September 30, 1998, increased to 84% of sales from 62% in the same period of the prior year. The increase is attributable to a reduction in sales of higher margin LTW systems, and increased warranty costs as a percentage of sales.

Selling & Administrative Expenses
---------------------------------

Selling and administrative expenses in the second quarter and six months ended September 30, 1998 decreased from the same periods in the prior year by $245,000 and $679,000,respectively, due to the reduction in staffing and related costs associated with the Company's discontinued lines of business and move from Salt Lake City, UT. to Lester, PA. Partially offsetting this decrease is an increase in legal and administrative costs associated with the launch of BriteSmile Tooth Whitening Centers in calendar 1999, the relocation to Pennsylvania, and termination of the Company's plans to acquire Excimer Vision Leasing.

Research & Development Expenses
-------------------------------

Research and development expenses increased in the second quarter and six months ended September 30, 1998 from the same periods in the prior year by $450,000 and $1,084,000, respectively, due to the significant research and development activities during these periods related to the Company's BriteSmile

2000 whitening device, whitening chemistry and whitening process. Management anticipates that research and development expenditures will continue at rates comparable to current spending levels through the remainder of fiscal 1999.

Termination Benefits, Impairment Charges and Asset Write-Downs
--------------------------------------------------------------

In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based LTW device--the arc lamp tooth whitening system, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the tooth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200,000 was established and charged to expense during the three month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200,000 to former employees.


In addition to employee termination costs, the Company recorded other charges of $2,927,000 in the six month period ending September 30, 1998, including $418,000 of inventory write-downs classified as cost of products sold. The Company recorded $2,036,000 of this amount in the three month period ended September 30, 1998. These charges are related to: (i) the impairment and write-down of patents and a joint venture related to discontinued technology (assets which will provide limited or no future benefit to the Company), (ii) settlement of canceled purchase commitments, and (iii) losses associated with the disposal of property. Included in the charges recorded in the three month period ended September 30, 1998 were the following: (a) $432,000 impairment write-down of patents; (b) $225,000 impairment write-down of an investment in a joint venture; (c) $402,000 settlement of canceled purchase commitments; (d) $367,000 impairment write-down on assets available for sale; (e) $101,000 loss on sale of properties and (f) $509,000 charge related to uncollectable accounts receivable, obsolete inventories and accrued expenses.

Income Taxes
------------

Due to its operating loss, the Company had no income tax expense during fiscal 1998 or for the three and six month periods ending September 30, 1998. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred assets, comprised primarily of net operating loss carryforwards.

Inflation
---------

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company' operations in the immediate future.

Net Income (Loss)
-----------------

The Company incurred net losses of $3,439,000 and $5,554,000 for the three and six month periods ending September 30, 1998, respectively. The net losses are attributable to the employee termination benefits, and the impairment charges and asset write-downs which represented $2,036,000 and $3,127,000 of the net losses incurred for the three and six month periods ended September 30, 1998. These impairment charges are principally related to the Company's discontinuation of several lines of business and the closing of its Utah facility. The remainder of the Company's net loss is attributable to decreases in sales and increases in reseach and development costs related to the Company's shift in focus from laser-based systems to development of its new LATW system, and the opening of BriteSmile Tooth Whitening Centers in calendar 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities resulted in an increase in cash of $4,804,000 during the six month period ended September 30, 1998, due primarily to the $5,000,000 of equity capital raised in May, 1998. This increase was offset by the $3,481,000 of cash used by operating activities, principally research and development expenses related to the Company's new LATW technology, administrative expenses related to preparing for the distribution of the new technology, and the reduction in accounts payable and accrued expenses.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at September 30, 1998 and March 31, 1998 were as follows:

                  September 30, 1998          March 31, 1998
                  ------------------          --------------
Current Ratio     2.40                        1.63
Working Capital   $1,896,000                  $1,197,000

In May 1998, the Company completed a private placement of its common stock in which it obtained proceeds of approximately $5,000,000. At September 30, 1998, the Company had outstanding purchase orders and commitments related to its LATW technology of approximately $700,000, which the Company will be obligated to pay over the next 12 months. In addition, the launch of the BriteSmile Tooth Whitening Centers planned for calendar 1999 will require significant additional financing. Management is currently involved in discussions with potential investors and/or lenders, and believes that the Company can obtain the funding necessary to complete development of the LATW System and launch the BriteSmile Whitening Centers as planned. However, no binding commitments for such financing have been reached, and no assurance can be given that additional financing will be available on favorable terms. Any financing which involves the sale of equity securities, or instruments convertible into such securities, could result in immediate and significant dilution to existing shareholders.

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

Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

 . government regulation of the Company's products and tooth whitening procedures;

 . failure of the Company to generate, sustain or manage growth, including failure to develop new products;

 . the loss of product market share to competitors and/or development of new or superior technologies by competitors;

 . ongoing operating losses associated with the Company's abandonment of its industrial laser product line and laser-based tooth whitening technologies, in favor of development of new, light-activated tooth whitening technologies;

 . failure of the Company to secure additional financing to complete research and development activities and to establish a broad base of tooth whitening centers nationwide;

 . unproven market for the Company's new whitening products, whitening process, and "whitening center" concept; and

 . lack of diversity of products.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

There are no new legal proceedings involving the Company or any of its directors, officers or affiliates, nor any material developments with respect to pending legal proceedings, which are required to be discussed in this Report.

ITEM 2.   CHANGES IN SECURITIES.    None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on August 11, 1998, the shareholders of the Company voted on the following four proposals:

     Proposal 1--To elect the following five directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Richard V. Trefz, Anthony M. Pilaro, Brian G. Delaney, R. Eric Montgomery, and Linda S. Oubre. In addition to election of directors, the shareholders also voted on the following proposals:

     Proposal 2--To amend Article 1 of the Articles of Incorporation of the Company to change the name of the Company to BriteSmile, Inc.;

     Proposal 3--To approve the Company's Revised 1997 Stock Option and Incentive Plan; and

     Proposal 4--To approve the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors.

Voting results were as follows:

                          For     Against  Abstain  Broker Non-votes
                       ---------  -------  -------  ----------------

     Mr. Trefz         6,224,795    6,455   43,706         0
     Mr. Pilaro        6,224,795    6,455   43,706         0
     Mr. Delaney       6,229,160    2,090   43,706         0
     Mr. Montgomery    6,224,795    6,455   43,706         0
     Ms. Oubre         6,224,470    6,780   43,706         0

     Proposal 2        6,226,595   37,056   10,805         0

     Proposal 3        3,438,621  150,840   41,876         2,638,275

     Proposal 4        6,153,215  112,686    9,055         0


ITEM 5.  OTHER INFORMATION.

Effective October 28, 1998, the Board of Directors of the Company increased the number of directors on its board from five to six, and appointed Jennifer Scott as a new director of the Company to fill the vacancy, to serve until the next annual meeting of shareholders and until her successor is elected.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit No.  Description
     -----------  -----------

     27.1         Financial Data Schedule for September 30, 1998 Form 10-QSB.

(b)  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter for which this Report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRITESMILE, INC.


Date:  November 13, 1998      /s/ Michael F. Bonner
                              ----------------------------
                              Michael F. Bonner
                              Chief Financial Officer