Form 10QSB
period 1998-12-31
BRITESMILE INC
filed 1999-02-16
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .

Commission file number 1-11064


                               BRITESMILE, INC.
                ...............................................
       (Exact name of small business issuer as specified in its charter)


           UTAH                                              87-0410364
   ......................                                 ...............
 (State or other jurisdiction                               (IRS Employer
 of Incorporation or Organization)                       Identification No.)


                            Airport Business Center
                         200 Diplomat Drive, Suite 204
                          Lester, Pennsylvania  19113
                ...............................................
            (Address of principal executive offices with Zip Code)


                                (610) 362-1111
                              ..................
                          (Issuer's telephone number)

                ...............................................
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of December 31, 1998 was 16,999,599.

PART I - FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
     December 31, 1998 and March 31, 1998                              3

     Condensed Consolidated Statements of Operations
     Nine Months Ended December 31, 1998 and 1997
     Three Months Ended December 31, 1998 and 1997                     5

     Condensed Consolidated Statements of Cash Flows
     Nine Months Ended December 31, 1998 and 1997                      6

     Notes to Condensed Consolidated Financial Statements
     December 31, 1998                                                 7

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                       12

     Item 2 - Changes in Securities                                   12

     Item 3 - Defaults Upon Senior Securities                         12

     Item 4 - Submission of Matters to a Vote of
     Security Holders                                                 12

     Item 5 - Other Information                                       12

     Item 6 - Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                            13

EXHIBITS                                                              14

ITEM I.  FINANCIAL STATEMENTS


                               BRITESMILE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             Dec. 31, 1998
                                              (Unaudited)    March 31, 1998
                                             --------------  --------------
Assets
Current assets:
 Cash and cash equivalents                          $10,019          $  503
 Accounts receivable, less allowance
  of $ 270 and $ 190 at December 31, 1998
  and March 31, 1998, respectively                        3             531
 Inventories                                             --             321
 Prepaid expenses                                       419              59
 Assets held for sale                                 1,300           1,668
                                                    -------          ------
    Total current assets                             11,741           3,082
                                                    -------          ------

Property and equipment, net                             555             766
Investment in joint venture                              --             175
Patent costs, net                                        --             426
Other assets                                             12             213
                                                    -------          ------
    Total assets                                    $12,308          $4,662
                                                    =======          ======

                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (dollars in thousands, except per share data)

                                            Dec. 31, 1998
                                             (Unaudited)   March 31, 1998
                                            -------------  --------------
Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                   $     80         $     30
 Accounts payable                                   1,458              723
 Accrued expenses                                     903            1,038
 Current portion of long-term debt                    815            1,025
                                                 --------         --------
     Total current liabilities                      3,256            2,816
                                                 --------         --------
Long-term debt less current portion                    --               --
                                                 --------         --------

Shareholders' equity:
 Common stock, $.001 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares -
   December 31, 1998 - 16,999,599
   March 31, 1998 - 5,809,307                          17                6
 Additional paid-in capital                        27,585           11,902
 Accumulated deficit                              (18,550)         (10,012)
 Cumulative translation adjustment                     --              (50)
                                                 --------         --------

     Total shareholders' equity                     9,052            1,846
                                                 --------         --------

     Total liabilities and shareholders' equity  $ 12,308         $  4,662
                                                 ========         ========

                                 SEE ACCOMPANYING NOTES.

                                 BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                               Nine months ended         Three months ended
                                               -----------------         ------------------
                                             Dec. 31,     Dec. 31,      Dec. 31,     Dec. 31,
                                               1998         1997          1998         1997
                                            ----------   ----------   -----------   ----------
Net sales                                   $      501   $    3,956   $        --   $      851

Cost of products sold:
  Product sales                                    423        2,751            --          811
  Inventory write-downs                            418           --            --           --
                                            ----------   ----------   -----------   ----------
      Total cost of products sold                  841        2,751            --          811

Gross margin                                      (340)       1,205            --           40

Selling and administrative expenses              2,625        2,946         1,485        1,127

Research and development expenses                2,922          640         1,525          326

Termination benefits, impairment charges
  and asset write-downs                          2,709           --            --           --
                                            ----------   ----------   -----------   ----------
                                                (8,596)      (2,381)       (3,010)      (1,413)

Other income (expense)                              58          (27)           26           10
                                            ----------   ----------   -----------   ----------


Loss before income taxes                        (8,538)      (2,408)       (2,984)      (1,403)

Income tax (expense) benefit                        --           --            --           --
                                            ----------   ----------   -----------   ----------
Net loss                                    $   (8,538)  $   (2,408)  $    (2,984)  $   (1,403)
                                            ==========   ==========   ===========   ==========

Earnings (loss) per common share -          $    (1.04)  $     (.41)  $      (.30)  $     (.24)
 basic and diluted

Weighted average shares outstanding -
 basic and diluted                           8,233,305    5,805,720    10,048,410    5,805,720

                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                            Nine months ended
                                                            -----------------
                                                            Dec. 31,   Dec. 31,
                                                             1998       1997
                                                           ---------  ---------
OPERATING ACTIVITIES
Net loss                                                    $(8,538)   $(2,408)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                95        271
    Loss on sale of properties                                  101         --
    Termination benefits, impairment charges and
      asset write-downs                                       2,158         --
     Cost recognized under stock option plan                    681         --
     Other                                                        6         24
Changes in operating assets and liabilities:
    Accounts receivable, inventory and prepaid expenses        (201)       578
    Other assets                                                 --         49
    Accounts payable and accrued liabilities                    685        (40)
    Income taxes payable                                         --         14
                                                             ------     ------
Net cash used in operating activities                        (5,013)    (1,512)
                                                             ------     ------
INVESTING ACTIVITIES
Purchases of property and equipment                            (391)      (590)
Patent costs                                                     (9)       (43)
Proceeds from sale of properties                                145         --
                                                             ------     ------
Net cash used in investing activities                          (255)      (633)
                                                             ------     ------
FINANCING ACTIVITIES
Proceeds from issuance of debt                                   --        112
Payments on debt                                               (229)       (24)
Proceeds from sale of common stock                           15,013      3,168
                                                             ------     ------
Net cash provided by financing activities                    14,784      3,256
                                                             ------     ------
Net increase in cash and cash equivalents                     9,516      1,111
Cash and cash equivalents at beginning of period                503         55
                                                             ------     ------
Cash and cash equivalents at end of period                  $10,019    $ 1,166
                                                             ======     ======

                            SEE ACCOMPANYING NOTES.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

1.   ACCOUNTING POLICIES

Basis of Presentation
---------------------

On August 12, 1998, Ion Laser Technology, Inc. changed its name to BriteSmile, Inc. The unaudited, condensed consolidated financial statements of BriteSmile, Inc. (the "Company") as of December 31, 1998 and for the nine months and three months ended December 31, 1998 and 1997, were prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and rules promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows of the Company. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

Earnings Per Share
------------------

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Because the Company reported a net loss for each of the periods presented, all common stock equivalents are anti-dilutive and accordingly have been excluded from the earnings per share computations. As of the date of filing of this report, the total number of shares of common stock of the Company issued and outstanding is 16,999,599.

Reclassifications
-----------------

Certain reclassifications, none of which affect net income, have been made to the prior periods' amounts in order to conform to the current presentation.

2.   TERMINATION BENEFITS, IMPAIRMENT CHARGES AND ASSET WRITE-DOWNS

In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the Company's industrial and scientific lines of business and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively in the dental whitening market, nearly all of the Company's workforce of 63 employees in Utah was scheduled for termination. A termination benefits liability of $200,000 was established and charged to expense during the three month period ended June 30, 1998. As of September 30, 1998, the Company had completed its termination plan and paid benefits of approximately $200,000 to former employees. During the six months ended September 30, 1998, the Company recorded charges of $2,927,000 to recognize the discontinuation of its laser-based business and the Company's exclusive focus on its new light-activated tooth whitening technology. These charges include: the impairment and write-down of patents, accounts receivable, inventory, and a joint venture related to discontinued technology, settlement of canceled purchase commitments, and losses associated with the disposal of property.

3.   PRIVATE PLACEMENTS

In May 1998, the Company completed a private placement of 1,860,465 shares of its common stock with a significant investor, resulting in proceeds to the Company of $5,000,000. The Company completed another private placement, with the same investor, in December 1998, issuing 9,302,326 shares of its common stock in exchange for $10,000,000.

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

RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998 (FISCAL 1999) VS. THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 (FISCAL 1998)

In April 1998, the Company changed its strategic direction and focused its resources on the dental whitening market. The Company had previously been engaged in the manufacture and sale of industrial and scientific lasers, as well as the sale of teeth whitening chemicals and laser-based teeth whitening devices. As the Company focused its efforts on the dental whitening market and the development of new teeth whitening technology, it discontinued the production and sale of its laser-based device and both in-office and take-home teeth whitening chemical products. Accordingly, the Company's sales and cost of sales declined while research and development expenses increased. The Company's historical operations are not indicative of future results.

In February 1999, the Company introduced a new Light-Activated Teeth Whitening System (patents pending), including its new whitening device, the BriteSmile 2000, its new whitening gel, and new whitening process. The whitening service is now available at the BriteSmile Professional Teeth Whitening Center in Walnut Creek, California. Management anticipates opening four additional BriteSmile Teeth Whitening Centers during the first six months of calendar 1999 in California, and two Associated Teeth Whitening Centers within existing dental practices in March, 1999. Each center is professionally operated by a licensed dentist and offers the Company's new technology.

Net Sales
---------

The Company had no sales in the third quarter ended December 31, 1998. This represents a decline from the same period in the prior year by $851,000 or 100%. Sales for the nine month period ended December 31, 1998 declined from the same period in the prior year by $3,455,000 or 87%. The decrease in sales was due to the fact that the Company had no sales of its laser-based arc lamp teeth whitening (LTW) system in the three and nine month periods ended December 31, 1998, and has discontinued all development work on the LTW system.
Additionally, the Company has discontinued sales of take-home and in-office teeth whitening chemical products used with the LTW system.

Cost of Sales
-------------

Cost of sales, exclusive of inventory write-downs, for the nine month period ended December 31, 1998 increased to 84% of sales from 70% in the same period of the prior year. The increase is attributable to termination of sales of higher margin LTW systems, and increased warranty costs as a percentage of sales.

Selling & Administrative Expenses
---------------------------------

Selling and administrative expenses in the third quarter ended December 31, 1998 increased from the prior year by $358,000, primarily due to administrative and marketing costs associated with the launch of BriteSmile Teeth Whitening

Centers in calendar 1999. For the nine months ended December 31, 1998, selling and administrative expenses decreased by $321,000 due to the reduction in staffing and related costs associated with the Company's discontinued lines of business and move from Salt Lake City, Utah to Lester, Pennsylvania.

Research & Development Expenses
-------------------------------

Research and development expenses increased in the third quarter and nine months ended December 31, 1998 from the same periods in the prior year by $1,199,000 and $2,282,000, respectively, due to the significant research and development activities during these periods related to the Company's BriteSmile 2000 whitening device, whitening gel and whitening process. Management anticipates that research and development expenditures will continue at rates comparable to current spending levels through the remainder of fiscal 1999. Included in these amounts is a non-cash expense of $520,000 representing stock options issued to consultants supporting the Company's research and development efforts.

Termination Benefits, Impairment Charges and Asset Write-Downs
--------------------------------------------------------------

In April 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based LTW device - the arc lamp tooth whitening system, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the tooth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200,000 was established and charged to expense during the three month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200,000 to former employees. In October 1998, the Company discontinued sales of take-home and in-office tooth whitening chemical products as a result of management's shift in focus to BriteSmile Whitening Centers.

In addition to employee termination costs, the Company recorded other charges of $2,927,000 in the six month period ending September 30, 1998. These charges include the write-down of $418,000 of inventories classified as cost of products sold, the impairment and write-down of patents and a joint venture related to discontinued technology (assets which will provide limited or no future benefit to the Company) for $657,000, settlement of canceled purchase commitments for $402,000, write-down on assets available for sale to fair value for $367,000, property write-downs and losses on sale of properties for $425,000, and $658,000 of charges related to uncollectable accounts receivable and accrued expenses associated with discontinued product lines.

Income Taxes
------------

Due to its operating loss, the Company had no income tax expense during fiscal 1998 or for the three and nine month periods ending December 31, 1998. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred assets, comprised primarily of net operating loss carryforwards.

Inflation
---------

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's operations in the immediate future.

Net Income (Loss)
-----------------

The Company incurred net losses of $2,984,000 and $8,538,000 for the three and nine month periods ending December 31, 1998, respectively. A portion of the net losses are attributable to the employee termination benefits and the impairment charges and asset write-downs which together represented $3,127,000 of the net losses incurred for the nine month period ended December 31, 1998. These impairment charges are principally related to the Company's discontinuation of several lines of business, and the closing of its Utah facility. The remainder of the Company's net loss for the nine month period is attributable to decreases in sales and increases in research and development costs related to the Company's shift in focus from laser-based dental, scientific and industrial products to development of its new LATW system, and the opening of BriteSmile Teeth Whitening Centers in calendar 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities resulted in an increase in cash of $14,784,000 during the nine month period ended December 31, 1998, due to the $15,000,000 of equity capital raised in May and December,1998. This increase was partially offset by the $5,013,000 of cash used by operating activities, principally research and development expenses related to the Company's new LATW technology as well as administrative expenses, marketing and capital expenditures related to preparing for the launch of BriteSmile Teeth Whitening Centers.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at December 31, 1998 and March 31, 1998 were as follows:

                                  December 31, 1998        March 31, 1998
                                  -----------------        --------------
Current Ratio                      3.61                     1.09
Working Capital                    $8,485,000               $266,000

In May 1998, the Company completed a private placement of its common stock in which it obtained proceeds of approximately $5,000,000. Again in December, 1998 the Company completed a private placement of its common stock obtaining proceeds of $10,000,000. Both private placements were transacted with a significant shareholder who currently owns 71.4% (assuming exercise of stock options held by this shareholder) of the Company's common stock. At December 31, 1998, the Company had outstanding purchase orders and commitments related to its LATW technology of approximately $840,000, which the Company will be obligated to pay over the next 12 months. In addition, the launch of the BriteSmile Teeth Whitening Centers planned for calendar 1999 will consume significant resources to finance capital and advertising expenditures.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

 .    government regulation of the Company's products and teeth whitening procedures;

 .      failure of the Company to generate, sustain or manage growth, including failure to develop new products;

 .      the loss of product market share to competitors and/or development of new or superior technologies by competitors;

 .      ongoing operating losses associated with the Company's abandonment of its industrial and scientific laser product line and laser-based teeth whitening technologies, in favor of development of new, light-activated teeth whitening technologies;

 .      inability of the Company to secure additional financing, if necessary, to complete research and development activities and to establish a broad base of teeth whitening centers nationwide;

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

ITEM 2.   CHANGES IN SECURITIES.

Pursuant to a Stock Purchase Agreement between the Company and LCO Investments Limited dated December 7, 1998, the Company sold 9,302,326 shares of its Common Stock (the "New Shares") to LCO for aggregate proceeds to the Company of $10,000,000. The New Shares, together with LCO's other holdings of Common Stock, constitute approximately 69% of the Company's issued and outstanding Common Stock. See the Company's Current Report on Form 8-K dated December 8, 1998, as filed with the Securities and Exchange Commission on December 22, 1998.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.    OTHER INFORMATION.

On January 22, 1999, the Company announced that Bruce V. Wainright, D.D.S., P.A., has been appointed to the Company's Board of Directors. Dr. Wainright is a leading cosmetic dentist currently in private practice in Raleigh, North Carolina, and will be one of the first dentists to use the Company's new BriteSmile 2000 Teeth Whitening Device and Gel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Exhibit No.  Description
     -----------  -----------

     10.23 Employment Agreement dated as of January 22, 1999 between the Company and Linda Oubre, President, Center Division of the Company.

     27.1      Financial Data Schedule for December 31, 1998 Form 10-QSB.

(B)  REPORTS ON FORM 8-K

     During the quarter for which this report is filed, the Company filed one Current Report on Form 8-K dated December 7, 1998. Pursuant to Items 5 and 9 of the Report, the Company reported the closing of a Stock Purchase Agreement dated as of December 7, 1998 between the Company and LCO Investments Limited.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    BRITESMILE, INC.


Date:  February 16, 1999
                                                    /s/ Michael F. Bonner
                                                    ------------------------
                                                    Michael F. Bonner
                                                    Chief Financial Officer