Form 10KSB
period 1999-03-31
BRITESMILE INC
filed 1999-07-02
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB

          Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999
          or
          Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _________ to _________.

Commission file number 0-17594

                                BRITESMILE, INC.
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
Yes  X         No
    ---           ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's net revenues for the fiscal year ended March 31, 1999 were $547,491.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 28, 1999 was approximately $60,000,000, based on the closing sale price of the issuer's stock as reported by the American Stock Exchange on such date.

The number of shares of common stock of the Registrant outstanding as of June 28, 1999 was 18,508,908. Transitional Small Business Disclosure Format (Check
one):   Yes     No  X
            ---    ---

                                BRITESMILE, INC.

                         1999 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS


PART I

ITEM 1.                      DESCRIPTION OF BUSINESS .........................................................         3

ITEM 2.                      DESCRIPTION OF PROPERTY .........................................................         10

ITEM 3.                      LEGAL PROCEEDINGS ...............................................................         11

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................         11

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                             MATTERS .........................................................................         12

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS .......................................................         13

ITEM 7.                      FINANCIAL STATEMENTS .............................................................        21

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE ..............................................        21

PART III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                             ACT ..............................................................................        21

ITEM 10.                     EXECUTIVE COMPENSATION ...........................................................        25

ITEM 11.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...................        31

ITEM 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................        33

PART IV

ITEM 13.                     EXHIBITS AND REPORTS ON FORM 8-K .................................................        35

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

BriteSmile, Inc., a Utah corporation, formerly known as Ion Laser Technology, Inc. (the "Company" or "BriteSmile") and its affiliates develop, produce and sell advanced teeth whitening products and services. The Company's operations include the development of technologically advanced teeth whitening processes which are distributed in retail salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers") and in premier cosmetic dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). The Company developed its current teeth whitening technology (the "BriteSmile Light Activated Teeth Whitening System" or "LATW") in fiscal 1999 and began distribution in the fourth fiscal quarter of 1999. The Company had previously developed, manufactured, and sold light-activated and laser-based dental and medical devices used for both cosmetic and therapeutic purposes, and the chemical agents used in connection with these devices.

On June 28, 1999 the Company had 4 Centers and 6 Associated Centers in operation. The Company plans to open additional Centers and Associated Centers throughout the United States and in selected foreign countries. The Company is committed to providing superior teeth whitening through leading-edge technology and products.

Incorporated in the state of Utah in June 1984, the Company began as a laser manufacturing concern for industrial applications. In 1989 the Company began to focus research and development efforts on the dental market. The Company sold its first laser for dental use in 1993, and subsequently commenced commercial introduction to the dental market of a proprietary laser teeth whitening system marketed under the trademark "BriteSmile(R)."

In 1998 the Company began to focus on the development of a new method of teeth whitening. The Company's goal was to develop a whitening system that would whiten teeth safely, quickly and effectively in a convenient and comfortable manner. In order to focus on this objective, the Company discontinued the production and sale of its take-home and in-office whitening reagents and chemical kits.

Under the direction of Dr. John Warner, the Company pursued an accelerated program to develop the LATW device and method. In connection with this development effort, the Company engaged two nationally recognized firms to provide the Company with product design and electrical engineering technology and know-how. Chemical products and reagents for use with the new LATW device were developed under an agreement with OraCeutical LLC of Lee, Massachusetts. Dr. Anthony Cipolla, DDS provided technical support and clinical direction in combining the device and chemical products to achieve an effective and safe LATW system. The Company conducted trials during the fall of 1998 and began to secure leased space for Centers, establish arrangements with Center and Associated Center dental practices, recruit staff and prepare advertising for the new LATW product.

On February 15, 1999, the Company introduced its new LATW system in an attractive and inviting Center located in a retail shopping area in Walnut

Creek, California. Subsequently, 3 additional Centers were opened in Los Angeles and Associated Centers were opened in Louisville, Denver, Houston, Toronto, Canton, MA and Huntington, NY.

The Company is not engaged in the practice of dentistry. Each dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.


Recent Business Developments

Expansion
---------

The Company is continuing the expansion of its retail platform by securing leases in selected major U.S. cities where it will open Centers . The Company has recently leased property in Palo Alto, CA; Honolulu, HI; and Coral Gables, FL for the operation of Centers. The Company is also working with cosmetic dentists practicing in areas surrounding Centers to establish complementary Associated Centers in their offices. The targeted markets and expected locations for additional Centers and Associated Centers before fiscal year end include the following metropolitan areas: Los Angeles, San Francisco, New York City, Boston, Denver, Houston, Atlanta, Honolulu, San Diego and coastal areas of Florida.

On June 3, 1999, the Company and Orthodontic Centers of America, Inc. ("OCA"), the leading provider of orthodontic practice management services, announced an agreement to provide BriteSmile LATW in OCA centers. The OCA-BriteSmile venture will place LATW systems in 5 to 10 OCA locations in the next 12 months. OCA has 291 affiliated orthodontists and 491 orthodontic centers that provide treatment for over 214,000 patients in the United States, Mexico and Japan. Although BriteSmile teeth whitening customers are over the age of 18, the association of OCA and BriteSmile provides BriteSmile with access to an existing customer base and provides OCA with the best in teeth whitening technology to complement its teeth straightening services. Under the agreement OCA received an option to acquire 300,000 shares of the Company's Common Stock at the closing price on June 2, 1999.

During May 1999 the Company established BriteSmile International Ltd., an Ireland-based subsidiary, to facilitate international distribution of LATW. On May 20, 1999 BriteSmile International announced a joint venture with Mejiro Precision Inc. of Japan to introduce the LATW system to the Japanese market. The BriteSmile/Mejiro joint venture will be 1/3 owned by Mejiro and 2/3 owned by BriteSmile International. BriteSmile International Ltd. is continuing to explore additional international opportunities for distribution of the Company's technology abroad.

In addition to external expansion, the Company is actively building its internal infrastructure to provide the finest consumer experience in teeth whitening. A call center was established in February 1999 and expanded in April 1999 to handle incoming consumer inquiries and to book appointments. The call center is equipped with advanced telephone and computer equipment to service consumers calling BriteSmile's toll-free telephone numbers. The Company is presently implementing a custom developed wide-area network software solution capable of tracking incoming telephone calls through customer treatment and payment. The call center and each Center and Associated Center will have the ability to view and interact, on a real-time basis, with customer appointments while management will have the ability to closely monitor performance of advertising campaigns, sales agents, and the operations and financial results of Centers and Associated Centers. Management is also actively engaged in improving its efficiency in opening and operating new locations, including site selection, Center construction, device production, supply chain services, recruiting, advertising and general administrative functions.

Management
----------

In an effort to provide consumers with widespread access to the LATW system, and support the planned growth of the business, the Company has hired additional management personnel.

In April 1999, BriteSmile announced the appointment of Paul Dawson as Chief Executive Officer of BriteSmile International Ltd. Mr. Dawson was previously CEO of Camus International, a global marketer of luxury goods.

During May 1999, the Company appointed Stephen Miller as Executive Vice President - Real Estate and Construction to direct real estate acquisition and management, and Todd Vitello as Director-Information Technology to lead the development of the Company's information technology functions.

In June 1999, the Company announced the appointment of John L. Reed as Chief Executive Officer and a director. Mr. Reed was previously Chairman of the Pacific Retailing Division of Duty Free Shoppers Group Ltd. ("DFS"), a leading specialty retailer catering to international travelers. In addition to various senior management positions held during his 21 year career at DFS, Mr. Reed previously served as Vice President of Merchandising for both Federated Department Stores and John Wanamaker.

June 1999 Equity Financing
--------------------------

Effective June 4, 1999, the Company sold 1,355,555 shares of its Common Stock for $15,000,000 in a private placement. 1,004,043 shares were sold to nine private investors including LCO Investments Limited ("LCO"), the Company's largest shareholder, for $11,120,000. The remaining 351,512 shares were sold to a group of 18 individuals, including members of senior management, the Company's Board of Directors and key consultants ("Management Purchasers") for aggregate consideration of $3,880,000. The purchase price of the shares was $10.95 per share, representing a 5% discount to the average closing price of the Company's Common Stock during the 10-day period immediately prior to June 4, 1999. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased the shares without a discount to the 10-day average closing price, or at $11.525 per share.

CAP Advisers Limited ("CAP"), an entity affiliated with LCO, provided financing for the Management Purchasers in the full amount of the Management Purchasers' purchase price. Terms of the promissory notes signed by Management Purchasers in favor of CAP provide for full recourse, interest free loans due June 3, 2004.

Pursuant to Registration Rights Agreements entered into with the Company, the non-Management Purchasers acquired certain rights to cause the Company to register their shares for offer and sale under the Securities Act of 1933, as amended ("the "Piggyback Registration Rights"). Pursuant to Amended and Restated Registration Rights Agreements entered into between the Company and the Management Purchasers, the Management Purchasers acquired Piggyback Registration Rights, and also certain limited demand registration rights.

LCO is a corporation organized under the laws of Guernsey, Channel Islands, and is wholly owned by the ERSE Trust. The sole trustee of The ERSE Trust is CAP, a company organized under the laws of the United Kingdom. Anthony M. Pilaro, a director of the Company, is a director of LCO and a director of CAP.

Products and Services

Dental Channel Teeth Whitening Products
---------------------------------------

During fiscal 1999 the Company discontinued the sale of its previous product lines, principally LTW and bleaching chemicals and reagents. These products were sold directly to dentists in the United States and abroad during fiscal 1998 and the first two quarters of fiscal 1999.

During the two years prior to fiscal 1999, the Company marketed its laser-teeth whitening (LTW) systems and bleaching chemicals directly to dentists through the Company's internal sales staff, domestic and foreign independent representatives and dental dealers. Sales to consumers were made through dentists who prescribed and administered teeth whitening treatments. The Company used trade journal advertising, brochures, mailings, trade shows, and high profile dentists to promote its products. During fiscal 1999, the Company sold $56,991 of laser equipment to the Chinese Joint Venture. No customer accounted for more than 10% of net sales of the Company in 1998.

Retail Teeth Whitening Services
-------------------------------

During the fourth fiscal quarter of 1999, the Company began offering the LATW system of teeth whitening directly to consumers at Centers as well as through Associated Centers. The BriteSmile LATW service is currently the only service offered by the Company. Management is contemplating the sale of BriteSmile post-whitening maintenance products to consumers in Centers and Associated Centers and via the Internet beginning in fiscal 2000. There can be no assurance, however, that the Company will introduce such products.

Market - The estimated $1 billion spent annually in the U.S. for dental bleaching products and services, including in-dental office and take-home bleaching systems, over-the-counter whitening products and whitening toothpastes, currently involves inconvenient and time consuming methods that generally yield mediocre results. The Company believes the BriteSmile LATW system safely provides superior whitening results in a little more than an hour. The Company believes that the concept of teeth whitening is becoming increasingly accepted in developed nations around the world. Accordingly, the Company believes that the market for the Company's services includes consumers in the United States and abroad that are inclined to whiten their teeth and have sufficient disposable income to pay approximately $500 for the LATW process.
The Company's research indicates that there may be up to 63 million consumers in the United States that meet this criteria.

Marketing and Distribution - The Company's services are marketed primarily via consumer advertising. The Company uses radio, newsprint, magazine, website and television to market its LATW procedure. The Company tailors such advertising to the particular local market. The advertisements include a toll-free national number that routes incoming calls to the Company's call center where the LATW procedure is further described and a consultation appointment can be scheduled. The Company has retained the services of an advertising agency to assist in the production and placement of advertising and to evaluate its effectiveness.
The Company has also retained nationally recognized firms to assist it in implementing its public relations strategy, which consists principally of building public awareness and establishing brand recognition of its LATW system and the professional and inviting Centers and Associated Centers.

The Company's LATW services are distributed through retail locations known as "BriteSmile Professional Teeth Whitening Centers" and "BriteSmile Professional Teeth Whitening Associated Centers." Centers are staffed with licensed dentists and dental auxiliaries who are responsible for providing the LATW service directly to consumers. Other staff members at the Center are responsible for sales and administrative functions at that location. Associated Centers are smaller versions of Centers which are located within existing dental offices. The dentist who operates the Associated Center and his staff provide the BriteSmile LATW services at that location.

Competition - The Company's LATW process competes with all teeth whitening products and services. Generally, competing products consist of bleaching treatments performed within dental offices, take-home bleaching systems offered by dentists, and over-the-counter bleaching products, including pastes and gels. The Company believes that the LATW system produces superior whitening results in a shorter period of time than any currently available system known to the Company. Studies relating to the safety of the LATW System have been conducted at the University of Medicine and Dentistry of New Jersey and performed by the Company's dental and development team. These studies, including scanning electron microscope tests, were conducted in accordance with the guidelines of the American Medical Association Acceptance Program for Home Use Teeth Whitening Products dated May 1998. Study results showed that the LATW System did not cause softening or structural changes to enamel, and concluded that the Company's procedures were safe on enamel and not caustic or corrosive. The Company has established a selling price within the range of most professionally administered whitening processes. The Company offers its whitening service in uniform and attractive salon-type retail settings which is intended to differentiate and brand the Company's whitening service as well as create a more enjoyable experience for the consumer. Additionally, the Company is continuing research and development efforts to improve and expand its current LATW system in order to maintain and improve competitive advantages.

Competition for dentist-prescribed home bleaching products is from Opalescence (Ultradent), Nite White (Discus Dental), Platinum (Colgate), NuProGold (Dentsply), Perfecta (American Dental Hygienics), and Rembrandt (DenMat). There continue to be numerous entrants into the in-office teeth whitening market, including Dental/Medical Diagnostic Systems Inc., Premier and Kreative, which also offer both light-activated devices and gels. Competition for over-the-counter products is from Natural White, and Rembrandt, as well as whitening toothpaste producers. Some of the Company's current and potential competitors may have greater financial and marketing resources available to them than the Company.


Sources of Supply - The Company manufactures its own LATW system and produces its own proprietary disposable goods used in the whitening process. The Company maintains a minimum of two geographically separated sources of supply for proprietary disposable products, including teeth whitening gel, as well as non-proprietary disposable goods. Goods purchased to produce the LATW system and equip the Centers and Associated Centers are in some cases unique and purchased from a single vendor. In those cases the Company believes it could purchase items meeting its design specification from other vendors within the industry. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Organizational Structure of Centers - At each Center the Company's LATW process is administered by a licensed dentist and dental auxiliaries. Generally, the dentist creates a professional corporation (the "PC") which enters into various agreements with the Company relating to the Center. A Deficit Funding Agreement between the Company and the PC obligates the Company to fund any Center losses by lending necessary funds to the PC which are repayable from the net assets of the PC. Under a Security Agreement between the Company and the PC, the PC grants to the Company a security interest in all of the PC's accounts, general intangibles, equipment, and fixtures to secure the PC's obligations under the Deficit Funding Agreement. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers - Unlike the Centers, which are stand-alone retail locations, Associated Centers are located within existing dental offices pursuant to a single Equipment Lease (the "Lease Agreement") between the Company and a dentist (the "Associated Center Dentist"). The Lease Agreement specifies the number of systems to be leased to the Associated Center Dentist, the payment rates to be charged by the Company for each use by the Associated Center Dentist, in certain cases the marketing and promotional activities of the parties, and the obligations of both parties with respect to use and maintenance of the LATW equipment.

Patents, Trademarks and Licenses

The Company has filed a number of patent applications related to the LATW system which are currently pending, including patent applications related to the composition of the Company's whitening gel, and the Company's unique system of delivery of light to all teeth simultaneously through the Company's light activating dental device.

Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will issue or that, when they have issued, the same will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate. Management generally believes that the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis, than on any legal protection that patents may provide. The Company relies, and will continue to rely, on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees of the Company are required to enter into confidentiality and non-competition agreements to protect the confidential information of the Company. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damage that may be caused by such a breach. The Company incurred $3,201,000 and $906,000 of research and development expenses in fiscal 1999, and 1998, respectively. These expenses increased significantly in 1999 as a result of the research and development efforts and testing of the LATW System. The Company plans to continue its research and development efforts to improve and expand the capabilities of its technology; however, such efforts will be conducted at significantly reduced spending levels in fiscal 2000.

As part of the acquisition of its LTW technology in 1996, the Company acquired certain intellectual property, including two patents relating to the use of hydrogen-peroxide and/or fluoride in the whitening of teeth. The first patent relates to the method of protecting the mucous membranes of the mouth while treating teeth (through use of a soft tissue protectant gel) and the second relates to the composition of the protective gel. In addition, in 1997 the Company was granted a patent on the use of argon and/or CO2 lasers in conjunction with chemical whitening agents to effect the whitening of teeth. In 1998 the Company was granted a patent for the use of argon and/or CO2 lasers on isolated teeth in conjunction with bleaching compositions.


The Company owns the rights to the registered trademarks and servicemarks "BriteSmile" (name and logo).

In connection with its prior development of laser technologies, the Company has been granted several patents for technologies related to the use of lasers for medical and industrial applications.

Government Regulation

The Company's business operations are subject to federal, state and local statutes, regulations and ordinances (collectively, "government regulations"), including those governing health and safety. There can be no assurance that some or all of the existing government regulations will not change significantly or adversely in the future, or that the Company will not become subject to compliance with additional and stricter government regulations.

Regulation of Dental Practices and Practitioners Generally.
----------------------------------------------------------

In some states the Company's teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BriteSmile corporate structure and contractual relationships with PCs which provide LATW services to consumers must be reviewed by, and require the express approval of, that state's agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for the Company's operation of Centers, and there is no assurance that such approvals will be obtained. If such approvals cannot be obtained, the Company will be limited to offering its LATW procedure through Associated Centers. The Company intends to continue to cooperate with state regulatory agencies, and obtain all necessary governmental approvals.
Even with such approvals there can be no assurance that future enactments, amendments, or interpretations of government regulations will not be more stringent, and will not require structural, organizational, and operational modifications of the Company's existing and future contractual relationships with PCs which provide LATW services. However, management believes that its present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local regulations.

The Company regularly monitors developments in government regulations relating to the practice of dentistry. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable government regulations, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not have a material adverse effect on the Company's operations or profitability.

California Regulation of Dental Practitioners.
----------------------------------------------

The Company presently has 4 Centers operating in California and plans to open other Centers in California in fiscal 2000. The Company's LATW procedure is deemed by the state of California to be a part of the practice of dentistry. California law prohibits general business corporations (such as the Company) from directly engaging in the practice of dentistry. For that reason, the Company has contracted with PCs owned by dentists licensed in California to administer the LATW procedure at its California Centers. The California Board of Dental Examiners (the "Board") is presently reviewing the BriteSmile corporate structure and its contractual relationships with the PCs and the dentists who provide LATW services at the Centers to determine compliance with

California law. Based upon the decision of the Board, the Company may be required to modify its contractual relationships with the PC's and the dentists who provide LATW services at the Centers.


The Chinese Joint Venture

In 1989 the Company formed a wholly-owned subsidiary, Ion Laser Technology Development Company ("ILT Development"), a Utah corporation, for the purpose of entering into a joint venture (the "Joint Venture") with Shanghai Laser Technology Company and Shanghai Minhang United Development Company Ltd., two companies headquartered in Shanghai, China. Historically, the Joint Venture has manufactured and marketed lasers and related equipment from facilities located in the People's Republic of China. For the years ended March 31, 1999 and 1998, the joint venture purchased approximately $56,991 and $36,751, respectively, in products from the Company. As a result of the Company's focus on its LATW technology, the Company considered its investment in and receivable from the joint venture impaired. Accordingly, the Company recorded a write-down of the investment and corresponding currency translation adjustment of $225,000, and a write-down of the related receivable of $213,000.

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms which are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business. Product liability insurance for the fiscal years ended March 31, 1999 and 1998 cost the Company approximately $25,000 and $35,000, respectively.

Employees

As of June 22, 1999, the Company had 42 full-time employees and 16 part-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

In 1998, the Company listed for sale the 35,000 square foot headquarters and manufacturing building at 3828 South Main Street, Salt Lake City, Utah which it had occupied since 1991. The Company sold the building to an unaffiliated third party in April 1999 for gross proceeds of $1,385,000. After payment of mortgages, property taxes, sales commissions and closing costs, the Company received net proceeds of approximately $450,000 from the sale.

In May 1998 the Company relocated its corporate offices to Pennsylvania. As of July 1, 1998, the Company entered into a five year lease agreement for a 4,666 square foot corporate office facility in Lester, Pennsylvania. Approximately 2,000 square feet of the building are used for administration and office space, and 2,666 square feet are used for manufacturing and warehousing.

The Company has also entered into a five year lease agreement for a 2,654 square foot research and development facility located at 820 Davis Street, Evanston, Illinois, 60201. Dr. John Warner, the Company's Director of Research and Development, directs the Company's research and development activities at the Evanston site. The Company subleases from Excimer Vision Leasing 2,075 square feet of office space in Walnut Creek. This sublease expires July 2001.

The Company's administration and research facilities in Lester, Pennsylvania, Walnut Creek, California, and Evanston, Illinois are in good repair.

At present the Company has four Whitening Centers operating under lease agreements in California, including Walnut Creek, Irvine, Pasadena and Beverly Hills. The Irvine and Beverly Hills leases have lease terms of ten years each, and require aggregate lease payments of approximately $870,000 and $1,500,000 respectively over the life of the leases. The Walnut Creek and Pasadena agreements are for five years each, with aggregate payments of $420,000 and $393,000 respectively. Each Center lease covers prime street level retail spaces, approximately 3,000 square feet each, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile 2000 devices, dental chairs and dental cabinetry and equipment, all in new condition.

Four additional Center locations to be opened are presently subject to lease agreements in Honolulu, Hawaii; Palo Alto, California; La Jolla, California; and Coral Gables, Florida. Improvements at each of these locations are expected to be completed during the Company's second quarter of fiscal year 2000. The La Jolla site is subject to a ten year lease for approximately $1,018,000 in total lease payments. Honolulu, Palo Alto, and Coral Gables are each covered by five year leases, averaging approximately $410,000 in aggregate lease rental costs, each.


ITEM 3.   LEGAL PROCEEDINGS

On or about November 27, 1996, Jerry B. Black filed a lawsuit against the Company in the Circuit Court of Jefferson County, Alabama, alleging misappropriation of confidential and proprietary information and trade secrets. This lawsuit was settled on June 4, 1999. Under the terms of the settlement agreement, the Company paid Black a cash settlement and made no admission of liability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1999.


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

     1997
     ---------

     March 31         $12.125   $ 6.500
     June 30          $ 9.625   $ 6.750
     September 30     $ 8.375   $ 3.625
     December 31      $5.6875   $ 2.375

     1998
     ---------

     March 31         $ 3.625   $ 2.500
     June 30          $  3.00   $  1.00
     September 30     $ 3.375   $0.6875
     December 31      $  3.00   $ 0.875

     1999
     ---------

     March 31         $ 7.375   $2.0625


As of June 28, 1999, there were 276 holders of record of the Company's stock. This number excludes the Company's estimate of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Fiscal 1997 and 1998

On May 8, 1997, the Company sold 428,572 restricted shares of Common Stock and options to purchase 500,000 additional shares of Common Stock to LCO Investments Limited ("LCO") and Richard Braddock for $3,000,000. The options were exercisable at $9.00 per share through May 1, 2007. In addition, the Company repriced certain of the options granted in the March 31, 1996 private placement held by these same investors, so that such options also became exercisable at $9.00 per share.

Fiscal 1999 and Subsequent

On May 5, 1998, the Company sold 1,860,465 restricted shares of Common Stock to its major shareholder, LCO, for $5,000,000. In connection with the sale, the Company also agreed to reprice options to purchase up to 1,173,334 shares of Common Stock previously granted to LCO, such that the purchase price of the shares underlying the old options was changed from $9.00 per share to $4.50 per share. 773,334 of said options are exercisable through March 31, 2006. 400,000 of said options are exercisable through May 1, 2007.

On December 7, 1998, the Company sold 9,302,326 restricted shares of Common Stock to LCO in a private placement for $10,000,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

Effective June 4, 1999, the Company sold 1,355,555 restricted shares of Common Stock in a private placement for $15,000,000. 1,004,043 of the shares were sold to nine private investors for $11,120,000, including LCO. The remaining 351,512 shares were sold to a group of 18 individuals, including members of senior management, the Company's Board of Directors, and key consultants ("Management Purchasers") for $3,880,000. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers Limited, an entity affiliated with LCO, provided financing for the Management Purchasers. All purchasers acquired certain registration rights.

Since March 31, 1998, the Company has granted options, some of which have been subsequently forfeited, to purchase up to 3,542,100 shares to approximately thirty-six employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan. Additional options or warrants for approximately 766,000 shares were granted to certain vendors and consultants outside the Company's Stock Option Plan. The exercise price of the options granted during that period ranges from $1.00 to $13.375 per share. Most of the options vest and become exercisable in increments over time.

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

The Company will register with the Securities and Exchange Commission, on Form S-8, all 4 million shares of Common Stock which have been or may in the future be granted under the Company's Revised 1997 Stock Option and Incentive Plan.

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

When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Forward-Looking Statements," below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net Sales
---------

Sales for the fiscal year ended March 31, 1999 totaled $547,000 compared to $4,609,000 in the prior fiscal year, a decrease of approximately $4,062,000 or 88%. Dental sales decreased $2,716,000 in the year ended March 31, 1999, from $2,836,000 in 1998 to $120,000 in 1999. The decrease in dental sales in fiscal 1999 was due to the Company's decision to discontinue all development and sales efforts associated with its laser-based teeth whitening devices and focus its resources on the development of the BriteSmile 2000 teeth whitening system. Sales of teeth whitening chemical products decreased $408,000 or 52% from $789,000 in fiscal 1998 to $381,000 in fiscal 1999 as a result of the Company's discontinuation of chemical production and sale in September 1998. Sales of the industrial and scientific lasers declined to $0 in fiscal 1999 from $984,000 in fiscal 1998 due to the Company's sale of its remaining industrial and scientific assets to a laser manufacturer in Salt Lake City, Utah during the first quarter of fiscal 1999. Whitening fee revenue was $46,000 in fiscal 1999 due to the company opening the first BriteSmile Professional Teeth Whitening Center ("Whitening Center") during February 1999. The Company currently anticipates its future consolidated revenue base to be derived principally from teeth whitening fees. Teeth whitening fees are expected to increase over the next twelve months through the opening of additional Whitening Centers and Associated Centers as well as increased awareness and use of the service by consumers.

Cost of Sales
-------------

The Company's cost of sales, exclusive of inventory write-downs, increased from 77% of sales in fiscal year 1998 to 124% of sales in fiscal year 1999. The increase is due to the low operating levels during the start-up of the first Whitening Center as well as reduced sales of higher margin laser whitening systems.

Selling and Administrative Expenses
---------------------------------

Administrative expenses increased from $2,535,000 in fiscal 1998 to $3,523,000 in fiscal 1999 or $988,000 as a result of the Company's development of the retail based teeth whitening center business platform. The development of the business platform included, among other administrative activities: establishing appropriate legal structures, identifying and securing appropriate real estate and managing Center construction. Included in fiscal 1999 administrative expenses were professional fees of $921,000 associated with legal proceedings, developing and executing Center and Associated Center agreements, executing leases, establishing rights to intellectual property and general corporate matters.

Selling expenses in fiscal 1999 decreased $524,000 from $2,395,000 in 1998 to $1,871,000 in 1999 reflecting the elimination of the Company's internal sales force and laser whitening marketing efforts. These reductions were partially offset by increased costs associated with developing marketing strategies and materials to promote the new Whitening Centers and Associated Centers.

Research and Development Expenses
---------------------------------

Research and development expenses increased $2,295,000 or 253% to $3,201,000 in 1999 from $906,000 in fiscal 1998. This increase reflects the substantial research, development and testing efforts expended by the Company in the development of the BriteSmile 2000 teeth whitening system. The major development efforts included the development of the BriteSmile 2000 light device and the development of the complementary BriteSmile 2000 whitening gel. In addition the Company spent many months testing the system and evaluating its
safety.   A significant portion of the Company's research and development expenditures were attributable to contractual research and development arrangements that are now concluded. The Company plans to continue its research and development efforts to improve and expand the capabilities of its technology; however, these activities will be conducted at substantially lower levels of spending.

Impairment Charges and Write-Down of Assets
-------------------------------------------

During fiscal 1998, the Company experienced declining sales and ongoing operating losses principally caused by the anticipated change in product offering from the Company's laser teeth whitening system to an arc lamp teeth whitening system, as well as product design issues related to its discontinued laser teeth whitening systems. These conditions were indicators that certain of the Company's assets were impaired. Furthermore, as a result of the Company's refocus of its activities exclusively in the dental whitening market, certain of its assets in the industrial and scientific lines were impaired as well.

Accordingly, the Company recorded total charges of $4,290,000 in fiscal 1998, related to the impairment and write-down of certain assets, which will provide limited or no future benefit to the Company. Included in the fiscal 1998 charges are the following: (i) $421,000 write-down of fixed assets; (ii) $1,294,000 write-off of goodwill and patent costs relating to products or technologies which the Company no longer intended to use and/or pursue; (iii) $302,000 write-off of deferred marketing costs related to a marketing program which was discontinued by the Company; and (iv) $2,273,000 write-down of inventories which were rendered obsolete or were discontinued by the Company and either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of sales - inventory write-downs.

As a result of the furthering declines in operating results in the fourth quarter of fiscal year 1998, under the direction of its Board of Directors, the Company closed its Utah operating facility in May 1998, discontinued all activities related to the industrial and scientific lines and relocated its corporate office and remaining operations to Pennsylvania.

In connection with the Company's decision to relocate its operations to Pennsylvania, a significant portion of the Company's workforce was terminated. Because the plan of termination was not developed, approved or communicated prior to year end 1998, the associated severance costs did not meet the conditions for a restructuring accrual at March 31, 1998.

During fiscal 1999 the Company completed its plan of termination and charged $200,000 to expense for termination benefits, which were paid to 63 former employees. As the Company continued to focus on the dental whitening market, and in particular the development of its new light activated teeth whitening system, impairment charges and write-downs of unrelated assets in the amount of $2,977,000 were recognized. Included in the charges are the following: (i) $357,000 write-down of aged accounts receivable and the receivable from the Joint Venture; (ii) $418,000 of inventory write-down classified as cost of sales; (iii) $418,000 impairment charge on assets available for sale; (iv) $323,000 write-down of fixed assets; (v) $101,000 loss on sale of properties;
(vi) $426,000 write-down of patents; (vii) $225,000 write-down of the investment in the Joint Venture; (viii) settlement costs of $402,000 related to canceled purchase commitments; and (ix) $307,000 of accrued liabilities associated with exiting discontinued business lines.

Interest Income and Expense
---------------------------

Interest income in fiscal 1999 increased $138,000 to $221,000 from $83,000 in 1998 as a result of higher cash balances and the corresponding money market earnings associated with those cash balances. Cash balances were higher due to the two private placements of the Company's common stock totaling $15,000,000 in fiscal 1999.

Interest expense decreased from $120,000 in fiscal 1998 to $83,000 in fiscal 1999 as a result of lower debt levels in 1999, attributable to the repayment of capital lease obligations and lower interest rates on a variable rate mortgage note. The fiscal 1999 interest expense was associated with equipment capital lease obligations and the mortgages on the Company's former Salt Lake City facility.

Income Taxes
------------

The Company had no income tax expense during fiscal 1999 or fiscal 1998 due to its operating losses. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred tax assets, comprised primarily of net operating loss carryforwards. For further information on income taxes and the remaining net operating loss carry forward available to the Company, see Note 8 of the Notes to Consolidated Financial Statements.

Inflation
---------

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's operations in the immediate future.

Net Loss
--------

The Company incurred a net loss of $11,767,000 in fiscal 1999 as compared to a net loss of $9,113,000 in fiscal 1998. The $2,654,000 increase in the loss is principally attributable to the significant decrease in sales and corresponding loss of margin associated with those sales as well as the increase in research and development expenses. These items were partially offset by a decrease in impairment charges and write-down of assets in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position increased $5,697,000 during fiscal 1999 mainly due to the $15,000,000 of capital infusions in May and December 1998 partially offset by $1,564,000 of capital spending and $8,458,000 of cash operating losses. The capital spending represents the investment in leasehold improvements and equipment for Whitening Centers. The cash operating losses are principally attributable to selling, general administrative, and research and development costs. In addition, the Company's cash position increased $645,000 in fiscal 1999 as a result of changes in current assets and liabilities, principally due to the increase in accounts payable and accrued liabilities.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at March 31, 1999 and 1998 were as follows:

                       1999                1998
                       ----                ----
Current Ratio          1.80                1.09
Working Capital        $3,498,000          $267,000

In April 1999, the Company sold its building and improvements classified as held for sale in the March 31, 1999 consolidated balance sheet. The proceeds from the sale of $1,385,000, were primarily utilized to repay the outstanding mortgages on the property totaling $797,000 at March 31, 1999.

In May 1998 and December 1998, the Company completed private placements to the same investor of a total of 11,162,791 shares of its Common Stock resulting in gross proceeds of $15,000,000. The proceeds from these private placements were used by the Company to fund the research and development of the Company's BriteSmile 2000 teeth whitening system, fund the opening of the Whitening Centers, and to provide necessary cash for the daily operations of the business.

In June 1999, the Company completed a private placement of 1,355,555 shares of its Common Stock for total proceeds of $15,000,000. The proceeds from the sale of the Common Stock is expected to be utilized by the Company to fund current operations as well as fund the planned opening and operations of new Whitening Centers and Associated Centers. As of June 30, 1999, the expected cash position of the Company will be approximately $16,000,000.

The Company is in the early stages of opening Whitening Centers and Associated Centers. As of June

28, 1999, the Company has 4 Whitening Centers open and 6 Associated Centers open. The Company expects to open additional Whitening Centers and Associated Centers by the end of fiscal 2000. The Company's opening of additional centers is contingent upon several factors, including available cash resources and acceptance by the consumer of the Company's service, among other items. Currently, the Whitening Centers and Associated Centers which are open are operating at a loss, which the Company expects will continue throughout much of fiscal 2000. The Company expects capital expenditures to be approximately $10,000,000 for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily for the opening of Whitening Centers. The Company believes that cash on hand at March 31, 1999, the proceeds from the June, 1999 private placement, and cash flows derived from whitening fees will be sufficient to fund the operations of the existing centers and fund the Company's expansion plans for the next twelve months. As indicated above, the Company has a stated plan of opening Whitening Centers and Associated Centers; however, the Company will only be able to meet its anticipated growth plans to the extent it has sufficient available cash, and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.

Year 2000

Many computer systems experience problems handling dates beyond the year 1999. This is referred to widely as the "Year 2000" issue. Some computer programs or computer hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to conduct normal business activities, including processing transactions, sending invoices, and remitting payments.

Based on assessments, the Company has replaced or is in the process of modifying or replacing portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As a result of the Company's focus on the BriteSmile 2000 system and elimination of previous business lines, much of the hardware and software currently installed or in the process of being installed at Company locations is new and is already Year 2000 compliant. The two major internal systems the Company uses include the financial system and the new call tracking, scheduling, and client payment system. Both of these systems have been assessed as Year 2000 compliant. The Company plans to complete testing of these systems by September 30, 1999 to verify their state of readiness for the year 2000. Preparation of the Company's older personal computers and servers to become Year 2000 compliant is 80% complete, with the balance to be completed by October 31, 1999. The Company is assessing and testing its office equipment, including telephone systems, and expects to have all systems Year 2000 compliant or replaced by October 31, 1999. A review of the BriteSmile 2000 device indicates that this significant Company product is Year 2000 compliant.

In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance. The Company has questioned its significant suppliers, including its banks, merchant service providers, insurance carriers, key vendors and subcontractors, regarding their Year 2000 readiness. To date the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or its capital resources. However, the Company has no means of ensuring that such third party suppliers and agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely affect the Company.

The Company has used external and internal resources to test and implement software and operating equipment for Year 2000 modifications. Due to the limited number of older systems still in use by the Company, the cost of Year 2000 compliance has not been material, nor is it expected to be material to complete the remaining assessment, testing and implementation tasks.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, and one or more of the Company's or key vendors' critical systems is defective in the year 2000, the Company may experience difficulties or be unable to process customer telephone inquiries, collect and process payments for whitening procedures performed, make payments to employees and vendors, and generally process recurring transactions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

The Company has contingency plans for certain critical applications and is working on contingency plans for less critical applications. These contingency plans principally involve manual workarounds.

Forward-Looking Statements

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.
They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

  . government regulation of the Company's products and teeth whitening procedures, including: (i) current restrictions or controls on the practice of dentistry by general business corporations, and (ii) future, unknown enactments or interpretations of current regulations which could, in the future, affect the Company's operational structure and relationships with licensed dentists. See Item 1, Description of Business - Government Regulation, above.

  . failure of the Company to generate, sustain or manage growth, including failure to develop new products and expand Center and Associated Center locations;

  . the loss of product market share to competitors and/or development of new or superior technologies by competitors;

  . ongoing operating losses associated with the Company's abandonment of its industrial laser product line and laser-based teeth whitening technologies, in favor of development of new, light-activated teeth whitening technologies;

  . failure of the Company to secure additional financing to complete its aggressive plan for the roll-out of a broad base of teeth whitening centers nationwide;

  . unproven market for the Company's new whitening products, whitening process, and "whitening center" and "associated center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods.

  .    lack of diversity of products.

ITEM 7.  FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:


NAME                         AGE    CURRENT POSITION(S)1
------------------------------------------------------------------------------------------------------------------------------------
John Reed                    58      President and Chief Executive Officer; Director since June, 1999
Paul Dawson                  44      Chief Executive Officer of BriteSmile International Limited, a subsidiary of the Company, since April 1999
Richard V. Trefz             57      Vice-President, President Mfg. Div.; Director since November, 1997
Linda S. Oubre               40      Vice-President, President Center Div.; Director since May, 1998
Andrew Hofmeister            39      Vice-President, President Assoc. Center Division
Michael F. Bonner            39      Vice-President, Chief Financial Officer/Secretary
Stephen Miller               52      Executive Vice-President, Real Estate and Construction
David W. Bruhin              57      Regional Vice President-North
William Izlar                68      Regional Vice-President-South
Anthony M. Pilaro            63      Chairman of the Board; Director
R. Eric Montgomery           44      Director since May, 1998
Bruce Wainright              52      Director since January, 1999
Jennifer Scott               35      Director since November, 1998
------------------

  1 All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire fiscal year ended March 31, 1999 through the date of this report. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

John Reed

Prior to joining the Company as its Chief Executive Officer, Mr. Reed was Chairman of the Pacific Retailing Division of Duty Free Shoppers Group Limited
(DFS), the world's leading specialty retailer catering to international travelers. As head of DFS he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, Mr. Reed has held various senior management positions. Prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1985 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Departments Stores and John Wanamaker.

Richard V. Trefz

Mr. Trefz became a member of the Board of Directors in November 1997. He currently serves as a Company Vice President, and as President of the Manufacturing Division. From June through December 1998, he served as President and CEO of the Company. From January 1995 to May 1998, Mr. Trefz was the Divisional CEO of Inductotherm Industries, Inc., the world's leading and largest manufacturer of induction melting equipment. From 1989 to 1994, Mr. Trefz was President of DEN-TAL-EZ, Inc.

David W. Bruhin

Mr. Bruhin joined the Company in May 1998, and currently serves as Regional Vice President. Mr. Bruhin has more than 18 years of senior management and consulting experience. From August 1995 to May 1998, Mr. Bruhin was President of the Swarthmore Consulting Group, where he provided business planning, marketing, consulting and acquisition advisory services to clients in the dental industry. Prior to this position, he was Vice President of DEN-TAL-EZ, Inc., where he undertook a wide range of responsibilities in management, sales and marketing, and business and product development.

Michael F. Bonner

Mr. Bonner joined BriteSmile in September of 1998. Prior to joining BriteSmile, Mr. Bonner was Vice President of Administration at Silverline Building Products Corporation, where he was responsible for operations, performance improvements and mergers and acquisitions. He also served as Chief Financial Officer of Graphic Packaging Corporation and Doolan Steel Corporation. Mr. Bonner began his career at Arthur Andersen LLP, providing auditing and consulting services to various manufacturing, healthcare and financial services organizations. His areas of expertise include mergers and acquisitions, strategic planning, performance management and capital markets. Mr Bonner received a BS in Accounting and Finance from LaSalle University, an MBA from Drexel University, and is a Certified Public Accountant and Certified Management Accountant.

Anthony M. Pilaro

Mr. Pilaro has been a director of the Company since August, 1997. Presently, he serves as Chairman of CAP Advisers Limited and maintains offices in Dublin, Ireland. He is also Chairman of Excimer Vision Leasing L.P., a partnership engaged in the business of leasing excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of Duty Free Shoppers Group Limited, a founder of the predecessor of VISX, Inc., and a founder and principal owner of Excimer Vision Leasing, LP. A graduate of the University of Virginia `57, and the University of Virginia Law School `60, Mr. Pilaro practiced law in New York City through 1964.

Linda S. Oubre

Linda S. Oubre commenced serving as a director of the Company on May 21, 1998. Since July 1, 1998, she has also functioned as a Company Vice President, and as President of the Company's Whitening Center Division. Prior to joining the Company, Ms. Oubre served for 3 years as President of Tri Com Ventures in Walnut Creek, California. Tri Com specializes in new venture planning and implementation consulting. At Tri Com, Ms. Oubre's clients included McGraw Hill's Business Week Magazine, Prodigy Online Service, and the United Nations
       ----------------------
Business Development Project in the Republic of Belarus. Prior to starting Tri Com Ventures in 1996, Ms. Oubre was General Manager, New Business Development, for the Los Angeles Times, and also served as Director of Operations for Walt
        -----------------
Disney's Consumer Products Division and Manager of Financial Planning for the Times Mirror Company. She has also been a visiting instructor at the Wharton Business School. She is a graduate of the University of California, Los Angeles and received her MBA from the Harvard Business School.

R. Eric Montgomery

Mr. Montgomery has been a director of the Company since May 5, 1998. He is an experienced consultant, researcher and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Previously, from November 1997 until May 1998, he served as an independent consultant to the Company through Applied Dental Sciences, Inc. (Monterey, MA), the oral care products research and development firm of which he has been President since 1992. Mr. Montgomery is also the Founding Manager and President of OraCeutical LLC (Lee, MA), an organization dedicated to the development of next generation products for use in the professional dental office. Oraceutical is currently under contract with the Company to provide technology development services. Mr. Montgomery's organizations have developed products for companies including The Dial Corporation, Natural White, AgriNutrition, ProHealth Laboratories, OPI Products, American Dental Hygienics, and Boots PLC. Mr. Montgomery is also President of IDEX Dental Sciences, Inc. (Lee, MA), an intellectual property holding firm established by Mr. Montgomery in March 1996.

Jennifer Scott

Ms. Scott was appointed a director of the Company in November, 1998. In her current position at Applied Research and Consulting LLC in New York City, Ms. Scott conducts public opinion research for clients which have included Liz Claiborne, the Disney Channel, and Ameritech. She has also served as Senior Vice President at Shepardson, Stern and Kaminsky, and Senior Vice President at KRC Research and Consulting. Her areas of expertise include issues communications, corporate positioning, branding, educational media development and advertising. Ms. Scott holds a BA in Political Science and Psychology (summa cum laude) and a BA Honors in Political Science (summa cum laude) from the University of Natal in South Africa. She received her Ph.D. in Political Science from Oxford University in England.

Andrew Hofmeister

Mr. Hofmeister joined BriteSmile in August 1998. He currently serves as President of BriteSmile's Associated Center Division. Prior to joining BriteSmile, Mr. Hofmeister was Chief Executive Officer of Excimer Vision Leasing and a former director of the Company prior to its relocation from Salt Lake City to Lester, Pennsylvania. From 1989 to 1995 he was a consultant for McKinsey & Company, specializing in retail and consumer products. Mr. Hofmeister is a graduate of St. Olaf College and the Stanford

Graduate School of Business.

Stephen Miller

Prior to joining BriteSmile in May 1999 as it Executive Vice President, Real Estate and Construction, Mr. Miller was, for 11 years, Vice President of Facility Development for Duty Free Shoppers Group Limited (DFS), the world's leading specialty retailer catering to international travelers. While at DFS, Mr. Miller was responsible for the development of the flagship retail gallerias, high-end boutiques, duty free stores and entertainment complexes in the U.S., Oceania and the Pacific. Prior to DFS, Mr. Miller was Senior Vice President of Commercial and Industrial Development for Castle and Cooke, Inc. where, for 17 years, he was responsible for commercial, industrial and retail development for Hawaii's second largest private land owner.

Paul Dawson

Mr. Dawson, prior to joining the Company's subsidiary, BriteSmile International Ltd., as its Chief Executive Officer, was Chief Executive Officer of Camus International, a global marketer of luxury goods. During his nine-year tenure with Camus, he spearheaded an aggressive market expansion program, underpinning the Company's worldwide leadership position in the premium cognac market. Prior to Camus, Mr. Dawson held the position of Engagement Manager at McKinsey & Company, an international consulting firm. While at McKinsey, he advised a broad range of multinational consumer companies on international expansion strategies. Mr. Dawson has lived and worked in the United States, Europe, Asia and the Middle East. He holds masters degrees from Cambridge University and UC Berkeley, and an MBA from Stanford University.

William Izlar

Mr. Izlar joined the Company as its Regional Vice-President Business Development-South in February, 1999. From December, 1995 to July, 1996, Mr. Izlar served as the first Chief Executive Officer of Excimer Vision Leasing, L.P., a limited partnership engaged in leasing excimer lasers to the ophthalmic industry. Mr. Izlar is a former partner of King & Spaulding, an Atlanta law firm, and a former managing director of Bankers Trust Company of New York, in charge of its Southeastern regional headquarters. Mr. Izlar received his undergraduate degree from the University of North Carolina and his law degree from the University of Virginia.

Bruce V. Wainright, D.D.S.

Dr. Wainright was appointed director of the Company in January 1999. A practicing dentist for over 25 years, he currently manages his own dental practice in Raleigh, North Carolina. Dr. Wainright is planning to open an Associated Center during the Company's fiscal quarter ending September 30, 1999. Dr. Wainright is a member of the American Dental Association and the North Carolina Dental Society.

Significant Employees or Consultants
------------------------------------

Dr. John W. Warner

Dr. Warner accepted the position of Research and Development Director for the Company on May 15, 1998. Mr. Warner is an experienced research and technology consultant and entrepreneur who was one of the leading contributors to the development of ophthalmic applications of laser technology. Dr. Warner leads the Company's assessment of existing products and LATW development efforts at research and development facilities established by the Company in Evanston, Illinois. Dr. Warner has served as a consultant to Northwestern University in the areas of technology development and commercialization. From March 1986 to December 1990 he was the founder and CEO of Taunton Technologies, Inc., a predecessor of VISX, Inc., engaged in the business of developing and manufacturing excimer laser systems to perform ophthalmic surgery.

Anthony Cipolla, D.D.S.

Dr. Anthony J. Cipolla has been engaged by the Company as a consultant for several years. As of June 17, 1999, he was employed full-time by the Company as Director of Training. He received his doctorate degree in 1982 from Temple University School of Dentistry, at which time he commenced a one-year internship as a Commissioned Officer with the United States Public Health Service. He has since served as a Clinic Dentist at the Pennsylvania College of Technology and as a Research Associate at Temple University. Dr. Cipolla maintains a private dental practice in central Pennsylvania specializing in cosmetic dentistry. Dr. Cipolla has published works in photo activation of dental materials. He has been awarded U.S. patents in the field of fiber optic delivery systems for dental applications.

Salim A. Nathoo, D.D.S.

Dr. Nathoo was formerly employed by Colgate-Palmolive Co. as a Senior Researcher from 1990 to 1998 and was a key member in the successful worldwide launch of the Colgate Whitening program during his tenure there. Dr. Nathoo has lectured globally on both the clinical and scientific aspects of teeth whitening, and he is recognized as one of the leading authorities on the subject. Dr. Nathoo is currently one of the founders of OraCeutical LLC and leads its clinical research arm, Oral Health Clinical Services, LLC (Piscataway, NJ). The Company has entered into consulting and technology development agreements with both Oraceutical and Oral Health. Dr. Nathoo holds both a PhD and DDS from New York University, and has published over 40 papers in major scientific journals.

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

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended March 31, 1999, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner,except the reports of LCO, a 10% or greater beneficial owner, and Mr. Pilaro, a director, regarding certain acquisitions of Company stock, including in connection with LCO's private investment in the Company in December 1998, and the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended March 31, 1999, that was not filed with the Commission.


ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to each person who served as the Company's Chief Executive Officer, and to the Company's other most highly compensated executive officers. The Company appointed Richard V. Trefz as President and CEO, effective June 1, 1998. Mr. Trefz served as CEO through December 1998. Recently, effective June 1999, the Company appointed John L. Reed as its new President and CEO.

                  SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                      Compensation
                                                                          Annual Compensation         Awards
Name and Principal
Position                             Year               Salary                    Bonus                   Options
------------------------------------------------------------------------------------------------------------------------
John L. Reed                          1999              $    -0-(1)               $   -0-                  750,000(1)
President and CEO since
 June 1999

Paul Dawson                           1999              $    -0-(2)               $   -0-                      -0-(2)
CEO, BriteSmile
 International Ltd. since
 April 1999

Richard V. Trefz                      1999              $201,923                  $   -0-                  225,000(3)
President and CEO
from 1998 to December
 1998; Currently
 President of
 Manufacturing Division

Linda S. Oubre                        1999              $116,135                  $   -0-                  200,000(4)
Vice President and
 President of Center
 Division since July 1,
 1998

Andrew J. Hofmeister                  1999              $ 92,307                  $   -0-                  150,000(5)
Vice President and
 President of Associated
 Center Division since
 August 1, 1998

Michael F. Bonner                     1999              $ 74,423                  $   -0-                  200,000(6)
Vice President, CFO and
 Secretary since
 September 15, 1998

David W. Bruhin                       1999              $110,769                  $   -0-                  150,000(7)

Vice President and
 Regional Representative
 since May, 1998

E. Wyatt Cannady                      1999           $       -0-                  $   -0-                      -0-
 President and CEO from               1998              $175,000                  $   -0-                      -0-
 February 24, 1997 to                 1997              $ 19,080                  $25,000(8)               225,000(9)
 April, 1998

_________________
  1 Mr. Reed received no cash compensation from the Company in fiscal 1999. Prior to commencing full-time work for the Company at the Company's offices, Mr. Reed performed occasional services for the Company beginning January 1999. Mr. Reed's employment contract with the Company provides for an annual salary of $250,000, commencing June 1999, and options to purchase 750,000 shares granted January 1999, 250,000 of which are vested, the remainder of which vest 100,000 per year beginning July 22, 2000.

  2 Mr. Dawson received no compensation from the Company in fiscal 1999. Mr. Dawson's employment contract with the Company, effective April 19, 1999, provides for an annual salary of $200,000, and options to purchase 300,000 shares, 100,000 of which vest immediately, the balance of which vest 40,000 per year beginning April 19, 2000.

  3 Of this amount, options for 105,000 have vested and are exercisable as of the date of this report; balance of options vest 30,000 per year, commencing May 7, 2000.

  4 50,000 of which are vested, the balance of which vest 30,000 per year beginning July 15, 2000.

  5 25,000 of which are vested, 75,000 of which vest in increments of 15,000 each year beginning August 1, 1999; 50,000 of which vest in increments of 10,000 each year beginning March 2, 2000.

  6 50,000 of which are vested, the balance of which vest 30,000 per year beginning October 23, 1999.

  7 50,000 of which are vested, 50,000 of which vest in increments of 10,000 per year beginning October 23, 2000 and 50,000 of which vest in increments of 10,000 per year beginning March 2, 2000.

  8 Base salary for the period February 24, 1997 (commencement of employment) through March 31, 1997.

  9    Signing bonus pursuant to Employment Agreement effective
       February 24, 1997, all of which options have been forfeited and cancelled.

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                 Name                        Number of           % of Total
                                             Securities         Options/SARs      Exercise
                                             Underlying          Granted to        or Base
                                            Options/SARs        Employees in        Price      Expiration
                                            Granted (#)         Fiscal Year**      ($/Sh)         Date
---------------------------------------------------------------------------------------------------------

John L. Reed                                 750,000*               24.83%         $ 2.50       01-22-09

Richard V. Trefz                             225,000*                7.45%         $ 1.75       05-07-08
Linda S. Oubre                               200,000*                6.62%         $ 1.75       07-15-08
Andrew J. Hofmeister                         100,000*                4.97%         $ 1.75       08-01-08
                                              50,000*                              $ 2.75       03-02-09
Michael F. Bonner                            200,000*                6.62%         $ 1.00       10-23-08
David W. Bruhin                               50,000                 4.97%         $ 1.75       05-07-08
                                              50,000*                              $ 1.00       10-23-08
                                              50,000*                              $ 2.75       03-02-09

* These options vest and become exercisable over a period ranging from 0 through 5 years from the date of grant, conditioned on continued employment with the Company.

** Based upon options to purchase a total of 3,020,600 shares granted by the Company to employees of the Company during the fiscal year ended March 31, 1999.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                        AND MARCH 31, 1999 OPTION VALUES

Name                         Shares       Value         Number of Securities                    Value of
                          Acquired on   Realized   Underlying Unexercised Options             Unexercised
                          Exercise (#)     ($)         at March 31, 1999/1/             In-the-Money Options at
                                                      Exercisable/Unexercisable            March 31, 1999/1/
                                                                                       Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------
John L. Reed                   0          0                   250,000/500,000          $1,031,250 / $2,062,500
Paul Dawson                    0          0                         0/0                         0 / 0
Richard V. Trefz               0          0                    75,000/150,000           $ 365,625 / $   731,250
Andrew J. Hofmeister           0          0                    35,000/125,000           $ 121,875 / $   559,375
Michael  F. Bonner             0          0                    50,000/150,000           $ 281,250 / $   843,750
David W. Bruhin                0          0                    50,000/100,000           $ 243,750 / $   475,000
Linda Oubre                    0          0                    50,000/150,000           $ 243,750 / $   731,250

--------------------

  1 Potential unrealized value is calculated as the fair market value at March 31, 1999 ($6.625 per share), less the option exercise price, times the number of shares.

Compensation of Directors

Outside directors of the Company (non-employees, non-consultants) receive options to purchase 20,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed.

Certain directors of the Company have been granted Units of Company equity participation by LCO Investments Limited, a major shareholder of the Company.
As of May 11, 1998, LCO adopted an Incentive Compensation Plan (the "LCO Plan"). Under the LCO Plan, certain key employees, consultants or directors of the Company may be given the opportunity to benefit from the appreciation in the value of the LCO's present equity holdings in the Company. Such appreciation rights are granted by way of incentive compensation units ("Units"), whose value is determined by the increase in value of LCO's present holdings of Company Common Stock above a prescribed base value of $4.75 per share. Each Unit represents a percentage interest (determined by the total number of Units granted under the LCO Plan) in such increase in value of LCO's holdings. LCO has granted Units to the following directors or former directors of the Company as incentive compensation: Richard Trefz, Brian Delaney, and Linda Oubre.

Pursuant to an Agreement in effect from November, 1997 through May 1998, Richard Trefz received compensation from a Company affiliate, CAP Advisers Limited, related to Mr. Trefz' service as a director of the Company. During the period the Agreement was in force, Mr. Trefz received a consulting fee, paid by CAP Advisers Limited, of $25,000. Mr. Trefz also received options to purchase 50,000 shares of Common Stock of the Company owned by CAP Advisers, at an exercise price of $4.00 per share. Such options are exercisable at any time through November 19, 2002, provided the options are exercised while Mr. Trefz is a director, or within 30 days after the date he ceases to be a director. As of June 1, 1998, this Agreement has been terminated and replaced with an Employment Agreement relating to Mr. Trefz' appointment as an executive officer of the Company.

Employment Contracts and Termination of Employment Arrangements

Certain of the Company's executive officers are parties to written employment agreements with the Company as follows:

John Reed
---------

Pursuant to a letter agreement between the Company and John Reed dated January 20, 1999, Mr. Reed agreed to serve as Chief Executive Officer of the Company. The agreement provides that the Company will pay Mr. Reed $250,000 a year for his services. Mr. Reed also received options to purchase 750,000 shares of the Company's common stock at the closing price on the date of the agreement. Mr. Reed's employment began full-time and on location on June 2, 1999.

Richard Trefz
-------------

The Company entered into an employment agreement with Richard Trefz on May 30, 1998. Under the terms of the agreement, Mr. Trefz served as President and Chief Executive Officer of the Company from May 30, 1998 through December 1998. Since January 1999, Mr. Trefz has served as Vice President - President of the Manufacturing Division. The initial term of the agreement is from May 30, 1998 through May 31, 2000, and is extended on a year-to-year basis thereafter. The Company will pay Mr. Trefz $250,000 a year for his services. Mr. Trefz also received options to purchase 225,000 shares of the Company's common stock at $1.75 per share. Mr. Trefz will be entitled to participate in all employee insurance and other fringe benefit programs.

Linda Oubre
-----------

The Company entered into an employment agreement with Linda Oubre on January 22, 1999. Under the terms of the agreement, Ms. Oubre has served as Vice President
- President, Center Division. The initial term of the agreement is from January 22, 1999 through June 30, 2000, and is extended on a year-to-year basis thereafter. The Company will pay Ms. Oubre $165,000 per annum from January 22, 1999 through June 30,1999 and $175,000 per annum from July 1, 1999 through June 30, 2000. Ms. Oubre's salary for any term after the initial term is subject to mutual agreement of the parties. Ms. Oubre shall be eligible to receive bonus compensation under such cash bonus plan as the Company may adopt for its key executives. If no such plan is adopted, Ms. Oubre will be eligible for bonus compensation based on the attainment of annual profitability and management objectives relating to the Company's Center Division as agreed upon by Ms. Oubre and the Company. Ms. Oubre was also granted options to purchase 200,000 shares of the Company's common stock at $1.75 per share. Options to purchase 50,000 of the 200,000 shares vested on the date of the agreement; the right to purchase an additional 30,000 of such shares will vest each of July 1, 1999, July 1, 2000, July 1, 2001, July 1, 2002 and July 1, 2003 if Ms. Oubre has remained in the employ of the Company from the date of the agreement to such date. Ms. Oubre will be entitled to participate in all employee insurance and other fringe benefit programs.

David Bruhin
------------

The Company entered into an employment contract with David Bruhin on June 1, 1998. Under the terms of the agreement, Mr. Bruhin has served as Vice President. The initial term of the agreement is from June 1, 1998 through May 31, 2000, and is extended on a year-to-year basis thereafter. The Company will pay Mr. Bruhin $10,000 per month during the first year and $5,000 per month during the second year and every year thereafter if the initial term is extended. Mr. Bruhin's contract was amended during fiscal 1999 to provide for salary payments of $12,500 per month. To date,

Mr. Bruhin has also received options to purchase 150,000 shares of the Company's common stock at prices ranging from $1.00 to $2.75 per share. Mr. Bruhin will be entitled to participate in all employee insurance and other fringe benefit programs.

Paul Dawson
-----------

BriteSmile International, Ltd. entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson has served as Chief Executive Officer of BriteSmile International Limited, a wholly-owned subsidiary of the Company. The Company will pay Mr. Dawson $16,666 per month for his services. Mr. Dawson will also be eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated area. The bonus will be paid in cash and common stock of the Company. In addition, Mr. Dawson will receive options to purchase 300,000 shares of the Company's common stock at the closing price of the date of the agreement. Options to purchase 100,000 shares vested on the date of the agreement. The other 200,000 shares vest in equal installments over the next five years. Mr. Dawson will be entitled to participate in all employee insurance and other fringe benefit programs.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 28, 1999 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report, and
(iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address                    Number of Shares Beneficially Owned   Percent of Outstanding Shares(14)
----------------------------------  -----------------------------------   ---------------------------------

Executive Officers and Directors

John L. Reed
101 Ygnacio Valley Road
Suite 340
Walnut Creek, CA 94596                                      825,900 (1)                               4.40%

Paul Dawson
36 Fitzwilliam Place
Dublin 2, Ireland                                           327,397 (2)                               1.76%

Richard V. Trefz
Airport Business Center
200 Diplomat Drive, Bay 204
Lester, PA  19113                                           152,831 (3)                                   *

Anthony M. Pilaro
36 Fitzwilliam Place
Dublin 2, IRELAND                                        12,501,538 (4)                              63.52%

R. Eric Montgomery
29 Fairview Road

P. O. Box 487
Monterey, MA  01245                                         309,707 (5)                               1.67%

Linda S. Oubre
101 Ygnacio Valley Road
Suite 212
Walnut Creek, CA  94596                                      77,696 (6)                                 *

Jennifer Scott
121 Madison Ave.
Apt. 6-I
New York, N.Y. 10016                                         30,412 (7)                                 *

Bruce Wainright
1121 Silver Oaks Ct.
Raleigh, N.C. 27614                                          38,677 (8)                                 *

Andrew J. Hofmeister
101 Ygnacio Valley Road
Suite 340
Walnut Creek, CA 94596                                       82,397 (9)                                 *

David W. Bruhin
Airport Business Center
200 Diplomat Drive, Bay 204
Lester, PA 19113                                            72,831 (10)                                 *

Michael F. Bonner
Airport Business Center
200 Diplomat Drive, Bay 204
Lester, PA 19113                                            73,744 (11)                                 *

All Officers and Directors as a Group (17 persons)      14,493,128 (12)                               69.40%

LCO Investments Limited
Canada Court
Upland Road
St. Peter Port
Guernsey
Channel Islands                                         12,316,538 (13)                              62.58%

_________________



* Constitutes less than 1%.


  1 Includes 575,900 shares owned beneficially, and 250,000 shares which Mr. Reed has the right to acquire upon the exercise of vested options at $2.50 per share.

  2 Includes 227,397 shares owned beneficially, and 100,000 shares which Mr. Dawson has the right to acquire upon the exercise of vested options at $6.00 per share.

  3 Includes 47,831 shares owned beneficially, and options to purchase 105,000 shares presently exercisable at $1.75 per share.

  4 Represents 11,143,204 shares owned of record and beneficially by LCO Investments Limited, 185,000 shares held by entities over which CAP Advisers Limited shares voting power and options to purchase 1,173,334 shares held by LCO exercisable at $4.50 per share. Mr. Pilaro is Chairman of CAP Advisers Limited. CAP Advisers is the sole trustee of the ERSE Trust, of which LCO Investments Limited is a wholly-owned subsidiary.

  5 Includes 34,707 shares owned beneficially of record by Mr. Montgomery, options to purchase 175,000 shares held by Applied Dental Sciences, Inc., and options to purchase 100,000 shares, not yet granted, to which Oraceutical LLC is entitled pursuant to a consulting agreement with the Company. Mr. Montgomery is the President of Applied Dental Sciences, and is a Manager of Oraceutical LLC.


  6 Includes 27,696 shares owned beneficially, and options to purchase 50,000 shares presently exercisable at $1.75 per share.

  7 Includes 10,412 shares owned beneficially, and options to purchase 20,000 shares presently exercisable at $1.0625 per share.

  8 Includes 8,677 shares owned beneficially, options to purchase 20,000 shares presently exercisable at $2.50 per share, and options to purchase 10,000 shares presently exercisable at $6.375 per share.

  9 Includes 37,397 shares owned beneficially, options to purchase 5,000 shares exercisable at $9.00 per share, options to purchase 5,000 shares exercisable at 6.81 per share, options to purchase 25,000 shares presently exercisable at $1.75 per share, and options to purchase 10,000 shares presently exercisable at $13.375 per share.

  10 Includes 22,831 shares owned beneficially, and options to purchase 50,000 shares presently exercisable at $1.75 per share.

  11 Includes 23,744 shares owned beneficially, and options to purchase 50,000 shares presently exercisable at $1.00 per share.

  12   Includes presently exercisable options to purchase 2,262,084 shares.

  13 Includes 1,173,334 shares subject to purchase upon the exercise of options. LCO Investments Limited is a wholly-owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP Advisers Limited. Mr. Pilaro, a director of the Company, is Chairman of CAP Advisers Limited.

  14 All percentages are calculated based upon a total number of shares outstanding which includes 18,508,908 shares of the Company issued and outstanding as of the date of this Report, plus that number of options presently exercisable by the named security holder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 4, 1999, the Company sold 1,355,555 shares of Common Stock in a private placement for of $15,000,000. 1,004,043 of the shares were sold to nine private investors for $11,120,000, including LCO Investments Limited ("LCO"), the Company's largest shareholder. The remaining 351,512 shares were sold to a group of up to 18 members of senior management of the Company, including directors and executive officers, for $3,880,000. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers Limited, an entity affiliated with LCO, provided financing for the management purchasers. All purchasers acquired certain registration rights. See the Company's Current Report on Form 8-K filed June 21, 1999.

On December 7, 1998, the Company sold 9,302,326 shares of Common Stock to LCO in a private placement for $10,000,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

On May 5, 1998, the Company sold 1,860,465 shares of its Common Stock to its major shareholder, LCO, for $5,000,000 pursuant to a Stock Purchase Agreement dated as of May 4, 1998.

On May 12, 1997, the Company closed a private placement of 428,572 shares of Common Stock of the Company, and options to purchase 500,000 shares of Common Stock, pursuant to a Securities Purchase Agreement dated as of May 8, 1997. The total consideration received by the Company for the shares and the options in this offering was $3,000,000. Pursuant to the May 1998 financing described above, the exercise price of the options was amended to $4.50 per share. The shares and options were sold to LCO and Richard S. Braddock, then Chairman of the Board of the Company.

LCO and Mr. Braddock had invested in the Company previously by purchasing 280,000 shares of Common Stock and options to purchase 966,667 shares of Common Stock under a Securities Purchase Agreement dated as of April 1, 1996, for a total purchase price of $4,683,334.

In March 1997, the Company entered into a Professional Services Agreement with Applied Dental Sciences, Inc. Eric Montgomery, a director of the Company, is the President of Applied Dental Sciences. Pursuant to the agreement, Applied Dental Sciences has provided research and development related to BriteSmile's teeth-whitening process. Applied Dental provided research services to the Company under this agreement until May, 1998, at which time technology development services for the Company were assumed by Oraceutical, LLC. In consideration for its services, Applied Dental Sciences was paid $20,000 per month, plus options to purchase 175,000 shares of Common Stock exercisable at $1.75 per share.

On May 17, 1998, the Company entered into a Consulting Agreement with Oraceutical, LLC. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. The Company and Oraceutical are currently negotiating an extension of their agreement beyond its original term. In consideration for its services, Oraceutical has been paid $35,000 a month, plus options to purchase 200,000 shares of Common Stock, subject to vesting provisions, exercisable at $1.75 per share.

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health Services, Nathoo and Montgomery will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company will grant up to 300,000 stock options to Nathoo and Montgomery. The number and exercise price of the options is dependent upon obtaining ADA Certification.

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

  3.02          Bylaws adopted May 2, 1996, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

  10.01         1990 Stock Option Plan for Employees of the Company (incorporated by reference to the Company's Annual Report on
                Form 10-KSB for the fiscal year ended March 31, 1996).

  10.02         Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of Common Stock and Options to Purchase
                1,000,000 shares of Common Stock at $20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P.,
                and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1,
                1996).

  10.03         Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock,
                and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1,
                1996).

  10.04         Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of Common Stock and Options to Purchase 500,000 shares of Common Stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock
                (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

  10.05         Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock
                (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

  10.06         Stock Purchase Agreement dated as of May 4, 1998 for 1,860,465 shares of Common Stock, between the Company and LCO
                Investments Limited (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

  10.07         Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

  10.08         Consulting Agreement dated November 1997 between CAP Advisers Limited and Richard Trefz (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

  10.09         Lease Agreement dated June 3, 1998 between the Company and Ambassador II Joint Venture regarding the Lester,
                Pennsylvania facility (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  10.10         Employment Agreement dated as of June 1, 1998 between the Company and David Bruhin (incorporated by reference to the
                Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  10.11         Revised 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to Exhibit B to the Company's
                Preliminary Proxy Statement on Schedule 14A as filed with the Commission on July 6, 1998).

  10.12         Office Lease dated June 23, 1998 between the Company and Mortage One Corporation, regarding Evanston, Illinois facility (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                1998).

  10.13         Employment Letter dated January 20, 1999 (effective June 2, 1999) between the Company and John L. Reed, filed herewith.

  10.14         Employment Agreement dated as of May 30, 1998 between the Company and Richard Trefz (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  10.15         LCO Investments Limited Incentive Compensation Plan, dated as of May 11, 1998 (incorporated by reference to the
                Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  10.16         Form of Units Agreement between the Company and certain directors or executive officers of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

  10.17         Employment Agreement dated as of January 22, 1999 between the Company and Linda Oubre, Vice President and President-
                Center Division of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the
                quarter ended December 31, 1998).

  10.18         Employment Letter dated April 19, 1999 between the Company's subsidiary, BriteSmile International, Inc., and Paul
                Dawson, filed herewith.

  10.19         Revised 1997 Stock Option and Incentive Plan of the Company, as amended on January 22, 1999, filed herewith.

  10.20         Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market


                price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21,
                1999).

  10.21         Registration Rights Agreement dated as of June 3, 1999 between the Company and the non management purchasers
                (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

  10.22         Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

  21            Subsidiaries of the Company, filed herewith.

  27            Financial Data Schedule, filed herewith.


(b)  Reports on Form 8-K

  The Company filed a Current Report on Form 8-K dated June 4, 1999 for the purpose of reporting under Item 5 thereof the purchase of additional shares of Company Common Stock by private investors, including outside investors, management purchasers, and LCO.

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BriteSmile, Inc.


  By:   /s/  Michael F. Bonner
       -------------------------
        Michael F. Bonner             Michael F. Bonner
                                      Chief Financial Officer and Secretary

                                      Dated June 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                        Title                         Date
-----------------------------  ------------------------------------------  -------------

/s/ Anthony M. Pilaro          Chairman                                    June 29, 1999
-----------------------------
Anthony M. Pilaro

/s/ John L. Reed                                                           June 29, 1999
-----------------------------
John L. Reed                   President, Chief Executive Officer
                               and Director (Principal Executive Officer)

/s/ Linda S. Oubre             Director                                    June 29, 1999
-----------------------------
Linda S. Oubre

/s/ R. Eric Montgomery         Director                                    June 29, 1999
-----------------------------
R. Eric Montgomery

/s/ Jennifer A. Scott          Director                                    June 29, 1999
-----------------------------
Jennifer A. Scott

/s/ Bruce V. Wainright         Director                                    June 29, 1999
-----------------------------
Bruce V. Wainright, D.D.S.

/s/ Richard V. Trefz           Director                                    June 29, 1999
-----------------------------
Richard V. Trefz

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BriteSmile, Inc.


  By:  __________________________
        Michael F. Bonner             Michael F. Bonner
                                      Chief Financial Officer and Secretary

                                      Dated June 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------                             -----                     ----

____________________________                     Chairman                   June 29, 1999
Anthony M. Pilaro

____________________________                                                June 29, 1999
John L. Reed                    President, Chief Executive Officer
                                and Director (Principal Executive Officer)

____________________________    Director                                    June 29, 1999
Linda S. Oubre

____________________________    Director                                    June 29, 1999
R. Eric Montgomery

____________________________    Director                                    June 29, 1999
Jennifer A. Scott

____________________________    Director                                    June 29, 1999
Bruce V. Wainright, D.D.S.

____________________________    Director                                    June 29, 1999
Richard V. Trefz

                       Consolidated Financial Statements

                                BriteSmile, Inc.

                      Years ended March 31, 1999 and 1998
                      with Report of Independent Auditors

                               BriteSmile, Inc.

                       Consolidated Financial Statements

                      Years ended March 31, 1999 and 1998



                                    Contents

Report of Independent Auditors.....................  F-1

Consolidated Financial Statements

  Consolidated Balance Sheets......................  F-2
  Consolidated Statements of Operations............  F-4
  Consolidated Statements of Shareholders' Equity..  F-5
  Consolidated Statements of Cash Flows............  F-6
  Notes to Consolidated Financial Statements.......  F-7


                         Report of Independent Auditors

Board of Directors and Shareholders
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc., and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc., and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP

May 14, 1999,
except for Note 14, as to which the date is June 4, 1999
Philadelphia, Pennsylvania

                                BriteSmile, Inc.

                          Consolidated Balance Sheets

                             (amounts in thousands)

-----------------------------------------------------------------------------
                                                               March 31,
                                                         1999            1998
-----------------------------------------------------------------------------

Assets
Current assets:
 Cash and cash equivalents                            $ 6,200          $  503
 Accounts receivable, less allowance of
  $273 and $190 at March 31, 1999 and 1998,
  respectively                                             75             531
 Inventories                                               16             321
 Prepaid expenses                                         329              59
 Assets held for sale                                   1,250           1,668
-----------------------------------------------------------------------------
       Total current assets                             7,870           3,082

Property and equipment, net                             2,522             766
Investment in joint venture                                 -             175
Patent costs                                                -             426
Receivable from joint venture                               -             213
Other assets                                               40               -
-----------------------------------------------------------------------------
Total assets                                          $10,432          $4,662
-----------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                                BriteSmile, Inc.

                  (amounts in thousands except per share data)

--------------------------------------------------------------------------
                                                            March 31,
                                                     1999             1998
--------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                   $     69         $     30
 Accounts payable                                   2,032              722
 Accrued liabilities                                1,474            1,038
 Mortgage obligations and other debt                  797            1,025
--------------------------------------------------------------------------
 Total current liabilities                          4,372            2,815
 -------------------------------------------------------------------------
 Total liabilities                                  4,372            2,815
--------------------------------------------------------------------------
Shareholders' equity:
Common stock, $.001 par value:
 Authorized shares - 50,000
 Issued and outstanding shares - 17,138
 and 5,809 at March 31, 1999 and 1998,
 respectively                                          17                6
Additional paid-in capital                         27,821           11,902
Accumulated deficit                               (21,778)         (10,011)
Accumulated other comprehensive loss                    -              (50)
--------------------------------------------------------------------------
 Total shareholders' equity                         6,060            1,847
--------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 10,432         $  4,662
--------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                BriteSmile, Inc.

                     Consolidated Statements of Operations

                  (amounts in thousands except per share data)

----------------------------------------------------------------------------
                                               For the Years Ended March 31,
                                                        1999            1998
----------------------------------------------------------------------------
Net product sales                                   $    501         $ 4,609
Net whitening fees                                        46               -
----------------------------------------------------------------------------
          Total net revenues                             547           4,609
----------------------------------------------------------------------------

Cost of sales:
  Product sales                                          423           3,540
  Inventory write-downs                                  418           2,273
  Whitening center expenses                              256               -
----------------------------------------------------------------------------
          Total cost of sales                          1,097           5,813
----------------------------------------------------------------------------

Gross margin                                            (550)         (1,204)

Selling and administrative expenses                    5,394           4,930
Research and development expenses                      3,201             906
Impairment charges and write-down of assets            2,759           2,017
----------------------------------------------------------------------------
          Operating loss                             (11,904)         (9,057)
----------------------------------------------------------------------------

Interest expense                                         (83)           (120)
Interest income and other                                220              64
----------------------------------------------------------------------------
Loss before income taxes                             (11,767)         (9,113)
Income tax expense                                         -               -
----------------------------------------------------------------------------
Net loss                                            $(11,767)        $(9,113)
----------------------------------------------------------------------------

Net loss per common share - basic and diluted         $(1.13)         $(1.62)
----------------------------------------------------------------------------

Basic and diluted weighted average common
  shares outstanding                                  10,409           5,630
----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                BriteSmile, Inc.

                Consolidated Statements of Shareholders' Equity

                      Years ended March 31, 1999 and 1998

                             (amounts in thousands)

----------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                          Common Stock  Additional                 Other         Total
                                       ----------------  Paid-In  Accumulated  Comprehensive  Shareholders'
                                         Shares  Amount  Capital    Deficit       Loss (2)      Equity
----------------------------------------------------------------------------------------------------------

Balance at March 31, 1997                 5,144     $ 5   $ 8,793   $   (898)         $(50)       $  7,850
 Exercise of stock options                  237       -       110          -             -             110
 Private placement of common stock          428       1     2,999          -             -           3,000
 Net loss (1)                                 -       -         -     (9,113)            -          (9,113)
----------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                 5,809       6    11,902    (10,011)          (50)          1,847
 Comprehensive income (loss):
     Reclassification adjustment for
        amounts included in net loss          -       -         -          -            50              50
     Net loss                                 -       -         -    (11,767)            -         (11,767)
----------------------------------------------------------------------------------------------------------
     Total comprehensive loss                 -       -         -    (11,767)           50         (11,717)
 Exercise of stock options                   28       -        31          -             -              31
 Stock option compensation cost               -       -       734          -             -             734
 Private placement of common stock       11,163      11    14,971          -             -          14,982
 Other issuance of common stock             138       -       183          -             -             183
----------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                17,138     $17   $27,821   $(21,778)         $  -        $  6,060
----------------------------------------------------------------------------------------------------------

(1) Equivalent to comprehensive loss for the year
(2) Relates to foreign currency translation adjustments

The accompanying notes are an integral part of these financial statements.

                                BriteSmile, Inc.

                     Consolidated Statements of Cash Flows

                             (amounts in thousands)

--------------------------------------------------------------------------------------------
                                                                       Years Ended March 31,
                                                                    1999                1998
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                                        $(11,767)            $(9,113)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                     171                 422
   Provision for losses on accounts receivable                         6                  85
   Loss on sale of property and equipment                            101                   -
   Impairment charges and asset write-downs                        2,297               4,290
   Stock option compensation cost                                    734                   -
   Changes in current assets and liabilities:
     Accounts receivable                                             306                 817
     Inventories                                                    (113)                278
     Prepaid expenses                                               (270)                168
     Accounts payable and accrued liabilities                        722                 813
   Other                                                             143                 189
--------------------------------------------------------------------------------------------
 Net cash used in operating activities                            (7,670)             (2,051)
--------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Additions to property and equipment                               (1,564)               (619)
Patent costs                                                           -                (125)
Proceeds from sale of properties                                     146                   -
--------------------------------------------------------------------------------------------
Net cash used in investing activities                             (1,418)               (744)
--------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Proceeds from borrowings                                               -                 311
Principal payments on borrowings                                    (228)               (178)
Proceeds from sale of common stock                                14,982               3,000
Proceeds from exercise of stock options                               31                 110
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                         14,785               3,243
--------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          5,697                 448
Cash and cash equivalents at beginning of year                       503                  55
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $  6,200             $   503
--------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
Interest paid                                                   $     83             $   120


The accompanying notes are an integral part of these financial statements.

                                BriteSmile, Inc.

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

                  (amounts in thousands except per share data)

-------------------------------------------------------------------------------

1. Description of Business

BriteSmile, Inc. (the "Company") develops, produces and distributes advanced teeth whitening products and services. During fiscal 1999, the Company developed its new BriteSmile 2000 Light Activated Teeth Whitening System and began distribution of the system during the fourth fiscal quarter in salon settings known as BriteSmile Professional Teeth Whitening Centers. The Company's advanced teeth whitening technology is also distributed through leading cosmetic dentists via BriteSmile Professional Teeth Whitening Associated Centers. At March 31, 1999 two Centers in California and one Associated Center in Kentucky were operating. The Company had previously been engaged in the manufacture and sale of industrial and scientific lasers, as well as the sale of teeth whitening chemicals and laser-based teeth whitening devices.


2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Prior-Period Reclassifications
Certain reclassifications have been made to the consolidated financial statements for the year ended March 31, 1998, in order to conform with the March 31, 1999 presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                BriteSmile, Inc.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 1999, $200 of the Company's cash was used to collateralize letters of credit and is restricted as to use until March 2004.

Revenue Recognition
The Company recognized revenue on product sales when finished products were shipped to unaffiliated customers and recognizes revenue on services when services have been rendered.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at March 31, 1999 consist principally of dental supplies and inventories at March 31, 1998 include lasers and laser components.

Advertising
Costs incurred to produce advertising are expensed the first time the advertising takes place. Costs incurred for communicating advertising are expensed in the period the advertising reaches the market. Advertising costs were $1,361 and $1,016 for years ended March 31, 1999 and 1998, respectively, and are included in selling and administrative expenses. The cost of prepaid advertising of $258 at March 31, 1999, is included in prepaid expenses. There were no prepaid advertising costs at March 31, 1998.

Assets Held for Sale
Assets held for sale consist of land and an office building that the Company sold in April 1999. These assets are stated at fair value less cost to sell. The write-down of these assets to fair value of $418 is included in Impairment charges and write-down of assets in the statement of operations.

Property and Equipment
Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statements of operations. Equipment, furniture and fixtures are depreciated for financial reporting purposes over their useful lives, ranging from three to ten years, using

                                BriteSmile, Inc.

the straight-line method. Leasehold improvements are amortized for financial reporting purposes using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Accelerated depreciation methods are used for income tax purposes.

Patents
The costs of establishing patents are capitalized and amortized over their estimated useful lives using the straight-line method. The costs of maintaining patents are expensed as incurred (see Note 3).

Warranties
The Company provided one-year warranties with the sale of laser whitening systems and provides a satisfaction guarantee with its whitening service. Warranty expense is accrued at the time of sale based upon actual claims experience. Actual warranty costs incurred are charged against the accrual when paid.

Stock-Based Compensation
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation (see Note 9).

Product Development Costs
Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in research and development expenses on the consolidated statements of operations.

Center Opening Costs
Non-capital expenditures incurred in opening a new BriteSmile Professional Teeth Whitening Center or Associated Center are expensed as incurred.

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

Loss Per Common Share
The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Because the Company reported a net loss for each of the fiscal years ended March 31, 1999 and 1998, all common stock equivalents outstanding are considered anti-dilutive and, accordingly,

                                BriteSmile, Inc.

have been excluded from the earnings per share computation. As a result, the numerator or net loss and the denominator or weighted average number of common shares are the same for both basic and diluted earnings per share computations.

Comprehensive Income
In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

3. Impairment Charges and Write-down of Assets

During fiscal 1998, the Company experienced declining sales and ongoing operating losses principally caused by the anticipated change in product offering from the Company's laser teeth whitening system to an arc lamp teeth whitening system, as well as product design defects in its teeth whitening systems. These conditions were indicators that certain of the Company's assets were impaired. Furthermore, as a result of the Company's refocus of its activities exclusively in the dental whitening market, certain of its assets in the industrial and scientific lines were impaired as well.

Accordingly, the Company recorded total charges of $4,290 in fiscal 1998, related to the impairment and write-down of certain assets, which will provide limited or no future benefit to the Company. Included in the charges are the following: (i) $421 write-down of fixed assets; (ii) $1,294 write-off of goodwill and patent costs relating to products or technologies which the Company no longer intended to use and/or pursue; (iii) $302 write-off of deferred marketing costs related to a marketing program which was discontinued by the Company; and (iv) $2,273 write-down of inventories which were rendered obsolete or were discontinued by the Company and either scrapped or sold at substantially reduced values. The inventory write-downs have been classified as cost of sales
- inventory write-downs.

As a result of further declines in operating results in the fourth quarter of fiscal year 1998, under the direction of its Board of Directors, the Company closed its Utah operating facility in May 1998, discontinued all activities related to the Company's industrial and scientific product lines, and relocated its corporate office and remaining operations to Pennsylvania.

                                BriteSmile, Inc.

In connection with the Company's decision to relocate its operations to Pennsylvania, a significant portion of the Company's workforce was terminated. Because the plan of termination was not developed, approved or communicated prior to year end 1998, the associated severance costs did not meet the conditions for a restructuring accrual at March 31, 1998.

During fiscal 1999, the Company completed its plan of termination and charged $200 to expense for termination benefits, which were paid to former employees. As the Company continued to focus on the dental whitening market, and in particular the development of its new light activated teeth whitening system, impairment charges and write-downs of unrelated assets in the amount of $2,977 were recognized. Included in the charges are the following: (i) $357 write-down of aged accounts receivable and the receivable from the Joint Venture; (ii) $418 of inventory write-down classified as cost of sales - inventory write-downs;
(iii) $418 impairment charge on assets available for sale; (iv) $323 write-down of fixed assets; (v) $101 loss on sale of properties; (vi) $426 write-off of patents; (vii) $225 write-off of the investment in the Joint Venture; (viii) settlement costs of $402 related to canceled purchase commitments; and (ix) $307 of accrued liabilities associated with exiting discontinued business lines.

4.  Property and Equipment

Property and equipment consists of the following at March 31:

                                          1999             1998
                              ---------------------------------

Equipment, furniture and
 fixtures                               $  813           $1,441
Leasehold improvements                     686                -
Construction in progress                 1,269              256
                              ---------------------------------
                                         2,768            1,697

Less accumulated depreciation             (246)            (931)
                              ---------------------------------
                                        $2,522           $  766
                              =================================

Depreciation expense for the years ended March 31, 1999 and 1998 was $171 and $362, respectively. At March 31, 1999, $934 of property and equipment purchases were not yet due for payment, and accordingly, this amount is included in accounts payable and accrued liabilities.

At March 31, 1999 the Company had commitments of approximately $233 related to the completion of construction on teeth whitening centers.

                                BriteSmile, Inc.

5.  Accrued Liabilities

Accrued liabilities consists of the following at March 31:

                                               1999          1998
                                     ----------------------------

 Accrued salaries and benefits               $  212        $  207
 Accrued professional services                  414            14
 Accrued construction costs                     242             -
 Refundable deposits                              -           473
 Other accrued expenses                         606           344
                                     ----------------------------
                                             $1,474        $1,038
                                     ============================

6.  Operating Leases

The Company leases office and retail space under non-cancelable operating leases with initial terms of five or ten years, including various renewal options and escalation clauses.

Future minimum lease payments under these agreements as of March 31, 1999 for future fiscal years are:

2000                                    $  594
2001                                       611
2002                                       589
2003                                       584
2004                                       494
Thereafter                               1,828
                              ----------------
                                        $4,700
                              ================

Rent expense for the years ended March 31, 1999 and 1998 was $149 and $63, respectively.

                                BriteSmile, Inc.

7.  Mortgage Obligations and Other Debt

Mortgage obligations and other debt consists of the following at March 31:

                                                    1999         1998
                                               --------------------------

Debt payable to a bank with interest at 1.5%
 over the prime rate, (9.25% at March 31,
 1999) payable in monthly installments of $4,
 including interest.  This note is
 collateralized by a first mortgage on the             $ 422       $  423
 Company's building and improvements.

Debt payable to the Small Business
 Administration with interest at 7.6% per
 annum and payable in monthly installments of
 $4, including interest.  This note is
 collateralized by a second mortgage on the              375          403
 Company's building and improvements.

Capital lease obligations                                  -          199
                                               --------------------------
                                                       $ 797       $1,025
                                               ==========================

At March 31, 1999, the estimated fair value of mortgage obligations and other debt described above was approximately the same as the carrying amount of such debt on the consolidated balance sheets.

On April 23, 1999 the Company sold its building and improvements which were classified as assets held for sale in the consolidated balance sheets. Accordingly, the debt collateralized by this property was repaid.

                                BriteSmile, Inc.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at March 31, are as follows:

                                                           1999            1998
                                                  -----------------------------
Deferred tax assets:
 Allowance for doubtful accounts                        $   194         $    71
 Inventory allowance                                         77             848
 Property and equipment                                     505             235
 Equity method investment                                   116              24
 Patents                                                    221              40
 Accrued liabilities                                        164              57
 Stock option compensation                                  294               -
 Net operating loss carryforwards                         6,756           2,299
 Tax credit carryforwards                                   217              90
 Other                                                        -              32
                                                  -----------------------------
Total deferred tax asset                                  8,544           3,696
Valuation allowance for deferred tax asset               (8,544)         (3,696)
                                                  -----------------------------
Net deferred tax asset                                  $     -         $     -
                                                  =============================

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to the (loss) before taxes as follows:

                                                           1999            1998
                                                ---------------------------------
Tax expense (benefit) at U.S. statutory rates           $(4,001)        $(3,098)
State income taxes (benefit), net of federal
 benefit                                                   (706)           (301)
Write-off of goodwill                                         -             443
Change in valuation allowance                             4,848           3,158
Other, net                                                 (141)           (202)
                                                 ------------------------------
Provision for income taxes                              $    -          $    -
                                                 ==============================

The Company has approximately $217 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring March 31, 2005 if not utilized. The Company also has approximately $17,300 of federal and state net operating loss carryforwards that begin to expire March 31, 2010 for federal income tax purposes and March 31, 2002 for state income tax purposes. The net change in the valuation allowance for fiscal 1999 was $4,848.

                                BriteSmile, Inc.

9.  Shareholders' Equity

During 1990, the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990 (the "1990 Plan"). In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"), which was subsequently amended by the Board of Directors of the Company in January 1999 to increase the total number of shares available for issuance under the plan from 2 million to 4 million (the "Revised 1997 Plan"). Substantially all of the employee stock options outstanding at March 31, 1999 have been issued pursuant to the Revised 1997 Plan. Only 182 of all stock options outstanding at March 31, 1999 were granted under the 1990 Plan. No additional options will be granted under the 1990 Plan. Under the Revised 1997 Plan, the Company's stock to be offered shall be common stock and the aggregate number of shares of stock to be delivered upon the exercise of all options granted shall not exceed four million shares. Previously, the shareholders of the Company approved the issuance of up to two million shares of common stock under the Company's 1997 Plan as originally adopted in 1997. At the Company's 1999 Annual Meeting, shareholders will be asked to approve the issuance of the additional two million shares now available under the Revised 1997 Plan. Selected option grants to consultants pursuant to consulting agreements have been issued outside the Revised 1997 Plan. The option price per share is determined by the board of directors, but shall be no less than the fair market value on the date of the grant. Options granted under the Revised 1997 Plan generally vest at various intervals up to five years and expire after ten years.

A summary of the Company's stock option activity and related information for fiscal years 1999 and 1998 follows:

                                               1999                                1998
                                  ---------------------------------- --------------------------------------
                                                       Weighted-                          Weighted-
                                                        Average                            Average
                                                     Exercise Price                     Exercise Price
                                        Options         Per Share         Options          Per Share
                                  ------------------------------------------------------------------------

Outstanding at beginning of year        1,153            $4.63              625              $1.40
Granted                                 3,737            $1.98              789              $5.77
Exercised                                 (28)           $1.11             (216)             $1.32
Forfeited/expired                        (898)           $4.58              (45)             $2.49
                                  -----------------                  ----------------
Outstanding at end of year              3,964            $1.99            1,153              $4.63
                                  =================                  ================

The weighted average fair market value of options granted in fiscal 1999 and 1998 was $1.48 per share and $3.57 per share, respectively.

                                BriteSmile, Inc.

A summary of the status of options outstanding at March 31, 1999 follows:

                               Outstanding Options                 Exercisable Options
                   ------------------------------------------ ------------------------------
                                  Weighted          Weighted                     Weighted
                                   Average          Average                      Average
Exercise Price                    Remaining         Exercise                     Exercise
  Range Per                      Contractual        Price Per                    Price Per
    Share           Number      Life in Years        Share          Number        Share
 --------------------------------------------------------------------------------------------
   $1.00 -$1.50      1,028              7            $1.17            415           $1.20
    1.69 - 2.50      2,441              8             2.08          1,172            2.00
    2.75 - 3.94        433             10             2.77             81            2.78
    4.25 - 6.38          2             10             4.25              -               -
    6.63 - 9.00         60             10             6.84             30            7.05

The Company's pro forma compensation expense under the fair value method, utilizing the Black-Scholes option valuation model for employee stock options granted between 1996 and 1999, was $1,782 and $305 in 1999 and 1998,
respectively.   The pro forma net loss would have been $13,549 and $9,418 in
1999 and 1998, respectively, and the pro forma basic and diluted loss per share would have been $1.30 for 1999 and $1.67 per share for 1998. No compensation cost for employee options has been recognized in 1999 or 1998.

The fair value for these options was estimated at the date of grant assuming no dividend yield and an average expected volatility of 99% and 85% for options granted during fiscal 1999 and 1998, respectively. Other assumptions for 1999 and 1998 are as follows: an average risk-free interest rate of 5.3% and 5.6%, respectively, and an average option life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

Because the fair value method of accounting for stock-based compensation has not been applied to options granted prior to April 1, 1995, the preceding pro forma compensation cost may not be representative of that to be expected in future years.

                                BriteSmile, Inc.

As of March 31, 1999, options granted to employees and directors for 1,038 shares of common stock are exercisable.

During 1999, the Company recognized expense of $734 related to stock options granted to non-employees. These options generally vest upon meeting certain performance goals and have contractual terms up to six years. As of March 31, 1999, options granted to non-employees for 660 shares of common stock are exercisable.

In May of 1998 and December of 1998, the Company completed private placements to the same investor whereby the Company issued 11,163 shares of its common stock resulting in gross proceeds to the Company of $15,000. In connection with the May 1998 private placement, the Company amended the exercise price of certain options granted to the same investor in fiscal 1996 and fiscal 1998, relating to an aggregate of 1,173 shares of the Company's common stock, from $9.00 per share to $4.50 per share.

10.  Commitments and Contingencies

Retirement Plan

On November 11, 1987, the Company adopted a Profit Sharing and Cash or Deferred Compensation Arrangement. All employees with at least one year of service and who have reached the age of twenty-one may participate. At the election of the Board of Directors, the Company may contribute to either plan subject to the limitations provided in the Internal Revenue Code. The Company made no contributions to the plan during 1999 or 1998. As of March 31, 1999, these plans were terminated and participants account balances were returned.

Litigation

The Company is party to litigation and claims arising in the normal course of business. Management believes that such matters will not have a material impact on the Company's financial position or results of operations.

11.  Joint Venture

On March 31, 1989, the Company entered into a joint venture agreement with Shanghai Laser Technology Company and Shanghai Minhang United Development Company, Ltd. (the "Joint Venture"), to produce, market and service various lasers and related equipment from operations located in the People's Republic of China. During 1999, as a result of the Company's focus on its BriteSmile 2000 Light Activated Teeth Whitening Technology, as well as historical and expected performance of the Joint Venture, the Company considered its 26% ownership interest in and receivable from the Joint Venture impaired. Accordingly,

                                BriteSmile, Inc.

the Company recorded a write-down of the investment and corresponding currency translation adjustment of $225, and a write-down of the related receivable of $213. The Company has no future obligations to the Joint Venture.


12.  Related Party Transactions

The Company purchased technical consulting services of $385 in 1999 and $60 in 1998 from entities affiliated with one of the Company's directors. In addition, the Company granted 675 stock options and recognized $477 of stock option compensation expense, for services rendered by these entities in 1999.

13.  Export Sales and Major Customers

The breakdown of total export sales by geographic area for the years ended March 31, 1999 and 1998 was as follows:

                                                1999                  1998
                                       -----------------------------------------
                Europe                            17 %                  32%
                Asia                              66 %                  24%
                Canada                            12 %                  36%
                All other                          5 %                   8%
                                       -----------------------------------------
                                                 100 %                 100%
                                       -----------------------------------------
                Total export sales             $ 169                $1,481
                                       =========================================


The Company sold $57 of laser equipment to the Joint Venture in 1999. There were no customers for whom sales exceeded 10% of total revenues during fiscal 1998. Such export sales are transacted in U.S. dollars.

14.  Subsequent Event

On June 4, 1999, the Company completed a private placement of 1,356 shares of its common stock, resulting in total proceeds of $15,000. Members of the Company's senior management, Board of Directors and key consultants participated in the private placement by purchasing 352 shares of the 1,356 shares issued, resulting in $3,880 in proceeds to the Company. Financing for this component of the private placement was provided by an affiliate of the Company. The proceeds from the sale of common stock are to be utilized by the Company to fund current operations and the planned opening of new BriteSmile Professional Teeth Whitening Centers and Associated Centers.