Form 10QSB
period 1999-06-30
BRITESMILE INC
filed 1999-08-13
CIK 866734

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of June 30, 1999 was 18,512,409.

PART I - FINANCIAL INFORMATION

                                                                   PAGE NO.
                                                                   --------

     Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets
     June 30, 1999 and March 31, 1999                                  3

     Condensed Consolidated Statements of Operations
     Three Months Ended June 30, 1999 and 1998                         5

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended June 30, 1999 and 1998                         6

     Notes to Condensed Consolidated Financial Statements
     June 30, 1999                                                     7

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                       12

     Item 2 - Changes in Securities                                   12

     Item 3 - Defaults Upon Senior Securities                         12

     Item 4 - Submission of Matters to a Vote of
              Security Holders                                        12

     Item 5 - Other Information                                       12

     Item 6 - Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                            13

EXHIBITS                                                              14

ITEM I.  FINANCIAL STATEMENTS


                               BRITESMILE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)

                                             June 30, 1999
                                              (Unaudited)    March 31, 1999
                                             --------------  --------------
Assets
Current assets:
 Cash and cash equivalents                          $15,891          $6,200
 Accounts receivable, less allowance
  of $ 273                                              117              75
 Inventories                                             64              16
 Prepaid expenses                                       242             329
 Assets held for sale                                    --           1,250
                                                    -------          ------
    Total current assets                             16,314           7,870
                                                    -------          ------

Property and equipment, net                           3,523           2,522
Other assets                                             90              40
                                                    -------          ------
    Total assets                                    $19,927         $10,432
                                                    =======          ======

                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (amounts in thousands, except per share data)

                                            June 30, 1999
                                             (Unaudited)   March 31, 1999
                                            -------------  --------------
Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                   $     65         $     69
 Accounts payable                                     613            2,032
 Accrued liabilities                                1,637            1,474
 Mortgage obligations and other debt                   --              797
                                                  --------         --------
     Total current liabilities                      2,315            4,372
                                                  --------         --------


Shareholders' equity:
 Common stock, $.001 par value:
  Authorized shares - 50,000
  Issued and outstanding shares -
   18,512 and 17,138 at June 30, 1999
   and March 31, 1999, respectively                    19               17
 Additional paid-in capital                        42,898           27,821
 Accumulated deficit                              (25,305)         (21,778)
                                                 --------         --------

     Total shareholders' equity                    17,612            6,060
                                                 --------         --------

     Total liabilities and shareholders' equity  $ 19,927         $ 10,432
                                                 ========         ========

                                 SEE ACCOMPANYING NOTES.

                                 BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)


                                                         Three months ended
                                                         ------------------
                                                     June 30,        June 30,
                                                        1999            1998
                                                    ----------     ----------
Net whitening fees                                  $      874     $       --
Net product sales                                           --            360
                                                    ----------     ----------
    Total net sales                                        874            360

Cost of sales:
  Whitening center expenses                                853             --
  Product sales                                             --            282
  Inventory write-downs                                     --            354
                                                    ----------     ----------
      Total cost of sales                                  853            636

Gross margin                                                21           (276)

Selling and administrative expenses                      3,328            880
Research and development expenses                          291            239
Termination benefits, impairment charges
  and write-down of assets                                  --            737
                                                    ----------     ----------
      Operating loss                                    (3,598)        (2,132)

Interest income and other                                   71             17
                                                    ----------     ----------
Loss before income taxes                                (3,527)        (2,115)
Income taxes                                                --             --
                                                    ----------     ----------
Net loss                                              $ (3,527)      $ (2,115)
                                                    ==========     ==========

Net Loss per common share -
basic and diluted                                   $     (.20)     $     (.30)

Basic and diluted weighted average common
shares outstanding                                       17,537          6,975

                                 SEE ACCOMPANYING NOTES.

                               BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                            Three months ended
                                                             -----------------
                                                             June 30,   June 30,
                                                               1999       1998
                                                            ---------  ---------
Cash Flows From Operating Activities:
Net loss                                                    $(3,527)    $(2,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                               155          41
    Termination benefits, impairment charges and
      write-down of assets                                       --         633
    Stock option compensation cost                               55          --
    Changes in current assets and liabilities:
       Accounts receivable, inventory and prepaid expenses       (3)         15
       Accounts payable and accrued liabilities                (322)        (50)
    Other                                                       (50)         --
                                                             ------      ------
Net cash used in operating activities                        (3,692)     (1,476)
                                                             ------      ------
Cash Flows from Investing Activities:
Additions to property and equipment                          (2,090)         --
Net proceeds from sale of assets                              1,250          --
Other                                                            --          (9)
                                                             ------      ------
Net cash used in investing activities                          (840)         (9)
                                                             ------      ------
Cash Flows From Financing Activities:
Principle payments on borrowings                               (801)       (103)
Proceeds from sale of common stock and
  exercise of stock options                                  15,024       5,000
                                                             ------      ------
Net cash provided by financing activities                    14,223       4,897
                                                             ------      ------
Net increase in cash and cash equivalents                     9,691       3,412
Cash and cash equivalents at beginning of period              6,200         503
                                                             ------      ------
Cash and cash equivalents at end of period                  $15,891     $ 3,915
                                                             ======      ======

                            SEE ACCOMPANYING NOTES.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                   (amounts in thousands, except per share data)

1.   ACCOUNTING POLICIES

Basis of Presentation
-----------------------

The unaudited, condensed consolidated financial statements of BriteSmile, Inc. (the "Company")as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and rules promulgated by the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows of the Company, have been included. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

Earnings Per Share
--------------------

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Because the Company reported a net loss for each of the periods ended June 30, 1999 and 1998, all common stock equivalents are anti-dilutive and accordingly, have been excluded from the earnings per share computations. As a result, the numerator or net loss and the denominator or weighted average number of common shares are the same for both basic and diluted earnings per share computations.

2.   PRIVATE PLACEMENT

In June 1999, the Company completed a private placement of 1,356 shares of its common stock for $15,000. 1,004 shares were sold to private investors, and the remaining 352 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants ("Management Purchasers")

Pursuant to Registration Rights Agreements entered into with the Company, the non-Management Purchasers acquired certain rights to cause the Company to register their shares for offer and sale under the Securities Act of 1933, as amended ("the Piggyback Registration Rights").

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

In February 1999, the Company introduced a new Light-Activated Teeth Whitening System, "LATW" (patents pending), including its new whitening device, the BriteSmile 2000, its new whitening gel, and new whitening process. The LATW was introduced in Walnut Creek, California at the first retail salon setting known as a BriteSmile Professional Teeth Whitening Center ("Centers"). In March 1999 the Company opened its first BriteSmile Professional Teeth Whitening Associated Center ("Associated Centers") in Louisville, Kentucky. Unlike the stand-alone Centers, the Associated Centers are located in an existing premier cosmetic dental practice. Each center is professionally operated by a licensed dentist and offers the Company's newest technology. As a result of these changes the Company's sales have shifted from product revenues to service revenues.


During the three months ended June 30, 1999, the Company continued to open Centers and Associated Centers. As of June 30, 1999, the Company had 4 Centers and 6 Associated Centers in operation.

THREE MONTHS ENDED JUNE 30, 1999 (FISCAL 2000) COMPARED TO
THREE MONTHS ENDED JUNE 30, 1998 (FISCAL 1999)

Amounts presented within this Management's Discussion and Analysis of Financial Condition and Results of Operations are in thousands.

Net Sales
-----------

Sales for the first quarter ended June 30, 1999 totaled $874, compared to $360 for same period in the prior year, representing an increase of $514 or 143%. Product sales, related to the Company's former product lines, declined 100% as a result of the Company's discontinuation of laser-based teeth whitening devices and related chemical products during fiscal 1999. All consolidated revenues for the quarter ended June 30,1999 were derived from teeth whitening fees. Teeth whitening fees are expected to increase over the next three quarters of fiscal 2000 as a result of the opening of additional Centers and Associated Centers, and increased consumer awareness of BriteSmile Whitening services.

Cost of Sales
---------------

Cost of sales, exclusive of inventory write-downs, for the three months ended June 30, 1999 increased to 98% of net sales from 78% in the same period of the prior year. The increase is due to the low operating levels during the start-up phase of the Centers and Associated Centers, and the lack of laser device and chemical product sales which were discontinued during the second fiscal quarter of the prior year.

Selling & Administrative Expenses
-----------------------------------

Selling and administrative expenses in the three months ended June 30, 1999 increased to $3,328 from $880 in the same period of the prior year, or $2,448. The increase is primarily due to the intoduction and operation of the Centers and Associated Centers. Included in the selling and administrative expenses for the three months ended June 30, 1999 were $1,773 of advertising, promotional and call center costs directed to increase consumer awareness and sales of the whitening service. In addition, $532 of professional services costs related to selling and administrative activities were incurred during the three months ended June 30, 1999 associated with executing Center and Associated Center agreements, executing leases, intellectual property, legal proceedings and general corporate matters.

Research and Development Expenses
---------------------------------

Research and development expenses for the three months ended June 30, 1999 are significantly less than the spending levels of the prior three quarters, reflecting the completion of development of the LATW system during fiscal 1999. The Company plans to continue research and development efforts to enhance the capabilities of its technology.

Termination Benefits, Impairment Charges and Write-Down of Assets
-----------------------------------------------------------------

During the three month period ending June 30, 1998, the Company recorded $1,091 in termination, impairment charges and write-down of assets related to the discontinuation of activities associated with the laser-based and chemical product business.

Income Taxes
--------------

Due to its operating loss, the Company had no income tax expense during the three months ending June 30, 1999 or 1998. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred tax assets, comprised primarily of net operating loss carryforwards.

Inflation
-----------

The Company actively strives to contain costs on parts from suppliers by renegotiating purchase order contracts. Inflation has not been a major factor in the past and is not seen as a major factor that will impact the Company's operations in the immediate future.

Net Loss
-------------------

The Company incurred net losses of $3,527 and $2,115 for the three month periods ending June 30, 1999 and 1998, respectively. The $1,412 increase in loss is principally attributable to the increased selling and administrative expenses related to introduction and operation of Centers and Associated Centers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities resulted in an increase in cash of $14,223 during the three month period ended June 30, 1999, due principally to the $15,000 of equity capital raised in June 1999. This increase was partially offset by the $3,692 of cash used by operating activities and $840 of cash used in investing activities, resulting in a net increase in cash of $9,691 during the three months ended June 30, 1999. The capital spending represents the investment in leasehold improvements and equipment for Whitening Centers. The cash operating losses are principally attributable to selling, administrative and research and development costs associated with operating and expanding the business.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at June 30, 1999 and March 31, 1999 were as follows:

                                   June 30, 1999           March 31, 1999
                                  -----------------        --------------
Current Ratio                      7.05                     1.80
Working Capital                    $13,999                  $3,498

In April 1999, the Company sold the building and land, formerly used as its corporate headquarters in Salt Lake City, Utah and classified as held for sale in the March 31, 1999 consolidated balance sheet. The net proceeds from the sale of $1,250 ($1,385 selling price less fees and commissions) were primarily used to repay the outstanding mortgages on the property totaling $797.

In June 1999, the Company completed a private placement of 1,356 shares of its Common stock in which it obtained proceeds of $15,000. The proceeds from the sale of the Common stock will be used by the Company to fund current operations as well as the planned openings and operations of Centers and Associated Centers.

The Company is in the early stages of opening Whitening Centers and Associated Centers. As of August 12, 1999 the Company has opened 5 Whitening Centers and 7 Associated Centers. The Company expects to open additional Whitening Centers and Associated Centers by the end of fiscal 2000. The Company's opening of additional centers is contingent upon several factors, including available cash resources and acceptance by the consumer of the Company's service, among other items. Currently, the Whitening Centers and Associated Centers which are open are operating at a loss, which the Company expects will continue throughout much of fiscal 2000. The Company expects capital expenditures to be approximately $10,000,000 for its fiscal year ending March 31, 2000. The expenditures are expected to be used primarily for the opening of Whitening Centers. The Company believes that cash on hand at June 30, 1999 and cash flows derived from whitening fees will be sufficient to fund the operations of the existing centers and fund the Company's expansion plans for the next twelve months. As indicated above, the Company has a stated plan of opening Whitening Centers and Associated Centers; however, the Company will only be able to meet its anticipated growth plans to the extent it has sufficient available cash, and additional funding sources may be needed. There can be no assurance that such funding sources will be available to the Company.


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

ITEM 2.   CHANGES IN SECURITIES.
Effective June 4, 1999, the Company issued 1,355,555 shares ("New Shares") of common stock in a private placement, resulting in aggregate proceeds of $15,000,000 to the Company. 1,004,043 of the New Shares were issued to nine private investors, including LCO Investments Limited, the Company's largest shareholder, for aggregate proceeds of $11,120,000. The remaining 351,512 New Shares were sold to a group of the 18 individuals, including members of senior management, the Company's Board of Directors, and key consultants, resulting in total proceeds of $3,880,000. See the Company's Current Report on Form 8-K dated June 4,1999, as filed with the Securities and Exchange Commission on June 21, 1999, and Item 1, "Description of Business - Recent Business Developments," and
Item 5, "Market for Common Equity - Recent Sales of Unregistered Securities," of the Annual Report on Form 10-KSB of the Company filed on July 2, 1999.

During the period covered by this report, the Company granted options to purchase 718,500 shares of Company Common Stock to certain employees, directors, or key consultants, pursuant to the Company's 1997 Stock Option and Incentive Plan. The exercise price of all options granted equalled the fair market value of the Company's Common Stock on the date of grant. Pursuant to a Registration Statement on Form S-8 filed with the SEC on July 2, 1999, the Company registered all shares of Common Stock to be issued under its 1997 Stock Option and Incentive Plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.                      None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.    OTHER INFORMATION.

On July 23, 1999, Peter Schechter was appointed to the Company's Board of Directors. Peter Schechter is a partner in the public relations firm of Chlopak, Leonard, Schechter and Associates. Mr. Schechter's appointment increases the size of the Company's Board to eight.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Exhibit No.  Description
     -----------  -----------

     3.03         Amendment to Bylaws adopted July 23, 1999.
     27           Financial Data Schedule for June 30, 1999 Form 10-QSB.

(B)  REPORTS ON FORM 8-K

     During the quarter for which this report is filed, the Company filed one Current Report on Form 8-K dated June 4, 1999. Pursuant to Items 5 and 9 of the Report, the Company reported the closing of a Stock Purchase Agreement dated as of June 4, 1999 between the Company and certain investors including independent investors, members of management, and LCO Investments Limited.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BRITESMILE, INC.


Date:  August  , 1999
                                                 /s/ Michael F. Bonner
                                                 ------------------------
                                                 Michael F. Bonner
                                                 Vice President, Secretary, CFO