Form 10QSB
period 1999-09-30
BRITESMILE INC
filed 1999-11-12
CIK 866734

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO        .

Commission file number 1-11064


                                BRITESMILE, INC.
                -------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           UTAH                                              87-0410364
   ----------------------                                 ---------------
 (State or other jurisdiction                               (IRS Employer
 of Incorporation or Organization)                       Identification No.)


                              490 North Wiget Lane
                         Walnut Creek, California 94598
                       ---------------------------------------
             (Address of principal executive offices with Zip Code)


                                    (925) 941-6260
                                  -------------------
                           (Issuer's telephone number)

                -----------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of September 30, 1999 was 18,824,516.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 1999 and March 31, 1999                          3

                Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended September 30, 1999 and 1998         5

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended September 30, 1999 and 1998                   6

                Notes to Condensed Consolidated Financial Statements           7

           Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               14

     Item 2 - Changes in Securities                                           14

     Item 4 - Submission of Matters to a Vote of
              Security Holders                                                14

     Item 5 - Other Information                                               15

     Item 6 - Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                    16

EXHIBITS                                                                      17

ITEM I.  FINANCIAL STATEMENTS

                        BRITESMILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     Assets


                                                         September 30, 1999               March 31, 1999
                                                         ------------------               --------------
                                                            (Unaudited)
Current assets:
      Cash and cash equivalents                                  $ 9,060                      $ 6,200
      Accounts receivable, net of
        allowance for doubtful accounts of $51 and
        $273,respectively                                            117                           75
      Inventories                                                     62                           16
      Prepaid expenses and deposits                                  711                          329
      Assets held for sale                                                                      1,250
                                                                 -------                     --------

                     Total current assets                          9,950                        7,870
                                                                 -------                     --------
Property and equipment, net                                        7,157                        2,522
Other assets                                                         186                           40
                                                                 -------                     --------
                     Total assets                                $17,293                      $10,432
                                                                ========                     ========





















    THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
         AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED BALANCE SHEETS

                        BRITESMILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                      Liabilities and Stockholders' Equity



                                                            September 30, 1999            March 31, 1999
                                                            ------------------            --------------
                                                               (Unaudited)
Current liabilities:                                            $    60                      $     69
      Notes payable                                                1,776                        2,032
      Accounts payable                                             3,161                        1,474
      Accrued liabilities
      Mortgage obligations and other debt                             --                          797
                                                                --------                     --------
           Total current liabilities                               4,997                        4,372
                                                                --------                     --------
Stockholders' equity:
      Common stock, $.001 par value,
      50,000,000 shares Authorized
      and 18,824,516 and 17,137,854
      shares outstanding, respectively                                19                           17
      Additional paid-in capital                                  44,477                       27,821
      Accumulated deficit                                        (32,200)                     (21,778)
                                                                --------                     --------
           Total stockholders' equity                             12,296                        6,060
                                                                --------                     --------
           Total liabilities and                                $ 17,293                     $ 10,432
           stockholders' equity                                 ========                     ========












    THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE
         AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED BALANCE SHEETS

                        BRITESMILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                   Six Months ended           Three Months ended
                                     September 30,               September 30,
                                   ------------------         -------------------
                                    1999         1998            1999        1998
                                   --------   -------         -------     -------
                                       Unaudited                   Unaudited

Revenues:
Whitening fees, net                $  2,318   $    --         $ 1,444     $    --
Product Sales, net                       27       501              27         141
                                   --------   -------         -------     -------
  Total sales, net                    2,345       501           1,471         141
                                   --------   -------         -------     -------

Cost of sales:
  Whitening center expenses           2,130        --           1,277          --
  Product sales                          10       423              10          41
  Inventory write-downs                  --       418              --          64
                                   --------   --------        --------    -------
      Total cost of sales             2,140       841           1,287         205
                                   --------   --------        --------    -------
Gross margin                            205      (340)            184         (64)
                                   --------   --------        --------    -------
Operating Costs and Expenses:

  Selling and administrative          9,571     1,140           6,243         790
  Research and development              946     1,397             655         628
  Termination benefits, impairment
  charges and write-down of assets      300     2,709             300       1,972
                                   --------   --------        --------   --------

Total Operating Costs and Expenses   10,817     5,246           7,198       3,390
                                   --------   --------        --------    -------
Loss From Operations                (10,612)   (5,586)         (7,014)     (3,454)

Interest income and other, net          190        32             119          15
                                   --------   --------        --------    -------
Loss before income tax provision    (10,422)   (5,554)         (6,895)     (3,439)
Income tax provision                     --        --              --          --
                                   --------   -------         --------    -------
Net loss                         $  (10,422) $ (5,554)    $    (6,895)  $  (3,439)
                                   ========   ========        =======     =======

Basic and Diluted Net Loss
  Per Share                      $     (.58) $   (.76)    $      (.37)  $    (.45)
                                   ========   ========        ========    =======

Weighted Average Shares -
  Basic and Diluted                  18,032     7,329           18,627      7,683
                                   ========   ========        ========    =======


      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS

                        BRITESMILE, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Six months ended
                                                                September 30,
                                                            ------------------
                                                               1999       1998
                                                            --------  --------
                                                                (Unaudited)

Cash Flows From Operating Activities:

Net loss                                                    $(10,422)  $(5,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                                402          71
    Termination benefits, impairment charges and
      write-down of assets                                       300       2,157
    Cost recognized for issuance of stock and
       stock options                                           1,063          --
    Changes in current assets and liabilities:
       Accounts receivable, inventory and prepaid expenses      (310)        171
       Accounts payable and accrued liabilities                1,655        (433)
    Other                                                        (67)        107
                                                            --------   ---------
Net cash used in operating activities                         (7,379)     (3,481)
                                                            --------   ---------
Cash Flows from Investing Activities:

  Additions to property and equipment                         (5,561)        (57)
  Net proceeds from sale of assets                             1,250         145
  Other                                                           --          (9)
                                                            --------   ---------
Net cash provided by (used in) investing activities           (4,311)         79
                                                            --------   ---------
Cash Flows From Financing Activities:

  Principle payments on borrowings                              (806)       (226)
  Proceeds from sale of common stock and
  exercise of stock options                                   15,356       5,030
                                                            --------   ---------
Net cash provided by financing activities                     14,550       4,804
                                                            --------   ---------
Net increase in cash and cash equivalents                      2,860       1,402
Cash and cash equivalents at beginning of the period           6,200         503
                                                            --------   ---------
Cash and cash equivalents at end of the period              $  9,060   $   1,905
                                                            ========   =========

      THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED STATEMENTS
                        BRITESMILE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ACCOUNTING POLICIES

Basis of Presentation
-----------------------

The unaudited, condensed consolidated financial statements of BriteSmile, Inc. (the "Company") as of September 30, 1999 and for the three and six month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and rules promulgated by the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary to present fairly the financial position, results of operations and cash flows of the Company, have been included. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

Earnings Per Share
--------------------

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalent shares outstanding during each period. Because the Company reported a net loss for each of the periods ended September 30,1999 and 1998, all common stock equivalents are anti-dilutive and, accordingly, have been excluded from the earnings per share computations. As a result, the numerator or net loss and the denominator or weighted average number of common shares are the same for both basic and diluted earnings per share computations.

Subsequent Event
------------------

On October 29, 1999, LCO Investments Limited ("LCO"), the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280,003 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

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

RESULTS OF OPERATIONS

In February 1999, and in connection with the Company's shift in focus to providing dental whitening services, the Company introduced a new Light-Activated Teeth Whitening System (the "LATW", patents pending), including its new whitening device, the BriteSmile 2000, new whitening gel, and new whitening process. The LATW was introduced in Walnut Creek, California at the Company's first retail salon setting known as a BriteSmile Professional Teeth Whitening Center (a "Center").
In March 1999
the Company opened its first BriteSmile Professional Teeth Whitening Associated Center ("Associated Center") in Louisville, Kentucky. Unlike the stand-alone Centers, the Associated Centers are located in established cosmetic
Dentistry facilities. All Centers and Associated Centers are professionally operated by licensed dentists and offer the Company's newest technology.


During the six months ended September 30, 1999, the Company continued to open Centers and Associated Centers. As of September 30, 1999, the Company had 6 Centers and 12 Associated Centers in operation.

The following are explanations of significant period to period changes for the three and six months ended September 30, 1999 and 1998.

Net Sales
-----------

Sales for the three months ended September 30, 1999 totaled $1,471, compared to $141 for the three months ended September 30, 1998, representing an increase of $1,330. Sales for the six months ended September 30, 1999 were $2,345, compared to $501 for the six months ended September 30, 1998, an increase of $1,844. As a result of the Company's discontinuation of laser-based teeth whitening devices and related chemical products during fiscal 1999, there were no sales during the three and six months ended September 30, 1999 of these former product lines. All consolidated revenues for the three and six months ended September 30,1999 were derived from teeth whitening fees and the sale of related merchandise. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of additional Centers and Associated Centers, and increased consumer awareness of BriteSmile teeth whitening services. The Company plans to place approximately 500 BriteSmile whitening devices in Centers and Associated Centers within North America by the close of fiscal 2000. At September 30 ,1999 the Company was operating approximately 70 BriteSmile whitening devices within North America, nearly all of which were placed in operation during the six months ended September 30, 1999.

Cost of Sales
---------------

Cost of sales, exclusive of inventory write-downs, for the three months ended September 30, 1999 was 87% of net sales as compared to 100% for the three months ended September 30, 1998, reflecting low operating levels at newly opened Centers during the six months ended September 30, 1999 as compared to zero margin on sales of discontinued product lines during the same period in the prior year. Cost of sales, exclusive of inventory write-downs, for the six months ended September 30, 1999 increased to 91% of net sales from 84% for the six months ended September 30, 1998, also reflecting low operating levels at newly opened Centers in the current year as compared to margins earned on discontinued product lines in the prior year.

Selling & Administrative Expenses
-----------------------------------

Selling and  administrative  expenses for the three months ended  September  30,
1999 increased to $6,243 from $790 for the three months ended September 30, 1998, or $5,453. The increase was due to the introduction and operation of the Centers and Associated Centers in the current fiscal year, and costs incurred to open future centers. Included in the selling and administrative expenses for the three months ended September 30, 1999 were $2,989 of advertising, promotional and call center costs directed to increase consumer awareness and sales of the whitening service. In addition, $1,889 of professional service costs related to selling and administrative activities were incurred during the three months ended September 30, 1999, including expenses in the areas of public relations, executing Center and Associated Center agreements, executing leases, intellectual property, legal fees, and general corporate matters. Included in professional service costs is a charge for $919 related to call options written by a principal shareholder to a marketing consultant of the Company. The balance of the selling and administrative expenses are principally administrative salaries, travel, depreciation and occupancy costs.

Selling and administrative expenses for the six months ended September 30, 1999 increased $8,431, to $9,571 from $1,140 for the six months ended September 30, 1998. Included in the current year selling and administrative costs of $9,571 are $4,762 of advertising and call center costs, $2,421 of administrative and selling professional services (including the charge for call options of $919 discussed above), and $1,350 of selling and administrative employee salaries and benefits.

Management expects selling and administrative costs, principally advertising and salaries, to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future. During the six months ended September 30, 1999, the Company began operating nearly 70 LATW Systems in Centers and Associated Centers. The Company plans to operate over 500 LATW Systems in North America by the end of the current fiscal year. It is anticipated that many of these Systems will be located in Associated Centers where professional selling activities of the dentists supplement the Company's advertising expenditures to achieve greater efficiencies in advertising.

Research and Development Expenses
---------------------------------

Research and development expenses for the three months ended September 30, 1999 were $655 as compared to $628 for the three months ended September 30, 1998. This increase is primarily the result of the development of the mobile version of the BriteSmile LATW System and keycard, which will be used in Associated

Centers. The mobile version can be installed more quickly and provides needed flexibility and mobility in dental offices. Research and development expenses for the six months ended September 30, 1999 were $946, compared to $1,397 for the six months ended September 30, 1998. Costs incurred in the prior year reflect a portion of the research and development of the BriteSmile 2000 device, while the current year reflects the development of the mobile version discussed above.

Termination Benefits, Impairment Charges and Write-Down of Assets
-----------------------------------------------------------------

During the three month period ending September 30, 1999, the Company recorded a charge of related to the relocation of its corporate office from Pennsylvania to California. These costs consist principally of lease termination accruals and employee severance.

Income Taxes
--------------

Due to its operating loss, the Company had no income tax expense during the three months ending September 30, 1999 or 1998. Furthermore, no income tax benefit was recognized due to the uncertainty associated with the Company's ability to realize its deferred tax assets, comprised primarily of net operating loss carryforwards.

Net Loss
-------------------

The Company incurred net losses of $6,895 and $3,439 for the three month periods ending September 30, 1999 and 1998, respectively. The increase of $3,456 in net loss is primarily the result of increased selling and administrative expenses related to the introduction and operation of Centers and Associated Centers.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financing activities resulted in an increase in cash of $14,550 during the six months ended September 30, 1999, due principally to the $15,000 of equity capital raised in June 1999. This increase was partially offset by the $7,379 of cash used in operating activities and $4,311 of cash used in investing activities, resulting in a net increase in cash of $2,860 during the six months ended September 30, 1999. The increase in capital spending represents investments in leasehold improvements and equipment for New Centers and Associated Centers. The cash operating losses are principally attributable to increased selling and administrative activities associated with operating and expanding the business.

In this section, the term "Current Ratio" means current assets divided by current liabilities. "Working Capital" means current assets less current liabilities.

The Company's Current Ratio and Working Capital at September 30, 1999 and March 31, 1999 were as follows:

                                  September 30, 1999       March 31, 1999
                                  -----------------        --------------
           Current Ratio                      1.99                    1.80
           Working Capital                  $4,953                  $3,498

In April 1999, the Company sold the building and land formerly used as its corporate headquarters in Salt Lake City, Utah and classified as held for sale in the March 31, 1999 consolidated balance sheet. The $1,250 of net proceeds from the sale were used primarily to repay outstanding mortgages on the property that totaled $797.

In June 1999, the Company completed a private placement of 1,356 shares of its common stock for total investment proceeds of $15,000. The Company plans to use the proceeds to fund current operations and to open and operate additional Centers and Associated Centers. On October 29, 1999, the Company's principal shareholder exercised options to purchase 1,173 shares of Company common stock, resulting in proceeds to the Company of $5,280. The Company granted the options in April 1996 and May 1997 in connection with private placements of the Company's common stock.

The Company is in the early stages of opening Centers and Associated Centers. As of September 30, 1999 the Company has opened 6 Centers and 12 Associated Centers. The Company expects to open additional Centers and Associated Centers by the end of fiscal 2000. The Company's opening of additional centers is contingent upon several factors, including available cash resources and acceptance by the consumer of the Company's service. Currently, the Centers and Associated Centers which are open are operating at a loss. The Company expects that operating losses at the Centers will continue through much of fiscal 2000. The Company expects capital expenditures to be approximately $17,500 for its fiscal year ending March 31, 2000. This increase of $7,500 reflects the increased roll-out of the BriteSmile 2000 unit to the Associated Centers in addition to increased buildout cost of Center locations. The Company believes that cash on hand at September 30, 1999, cash received in October 1999 from the exercise of options by LCO Investments Limited, cash flows derived from whitening fees, and cash sought through additional financings should be sufficient to fund the operations of the existing centers and the Company's expansion plans. As indicated above, the Company has a stated plan of opening Centers and Associated Centers; however, the Company will only be able to meet its anticipated growth plans to the extent it has sufficient available cash, and it is likely that additional funding sources will be needed. There can be no assurance that such funding sources will be available to the Company.

Inflation
---------

Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company anticipates usual inflationary increases in the price of its products and does not intend to pass these increases along to its customers, primarily as a result of other operating efficiencies gained through changing the sourcing of certain of its products. In general, the Company does not believe that inflation has had a material effect on its result of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000
---------


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

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. As a result of the Company's focus on the BriteSmile 2000 system and elimination of previous business lines, much of the hardware and software currently installed or in the process of being installed at Company locations is new and is already Year 2000 compliant. The two major internal systems the Company uses include the financial system and the call tracking, scheduling, and client payment system. Both of these systems have been assessed as Year 2000 compliant. The Company has tested both of these system for Year 2000 compliance and determined that both are Year 2000 compliant. Preparation of the Company's older personal computers and servers to become Year 2000 compliant is nearly complete. The Company has assessed and tested its office equipment, including telephone systems, and expects all systems will operate properly in the Year 2000. A review of the BriteSmile 2000 device indicates that this significant Company product is Year 2000 compliant.

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

The Company has used external and internal resources to test and implement software and operating equipment for Year 2000 modifications. Due to the limited number of older systems still in use by the Company, the cost of Year 2000 compliance has not been material, nor is it expected to be material to complete the remaining tasks.

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

ITEM 2.   CHANGES IN SECURITIES.

On or about July 15, 1999, the Company issued 5,000 shares of restricted common stock valued at $50,000 to an individual in partial consideration for certain toll-free number rights used in connection with the Company's Call Center.
Effective August 12, 1999, the Company issued a total of 18,000 shares of restricted common stock having a market value of $186,750 to a group of 9 individuals, in consideration for certain marketing rights used in the Company's advertising programs. Both the July and August stock issuances were made in private transactions, exempt from the registration requirements of the
Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. Each person acquired Company stock for investment purposes only, with no intent to distribute the shares. Certificates representing the shares are subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Shareholders held on August 25, 1999, the shareholders of the Company voted on the following three proposals:

           Proposal 1 - To elect the following eight directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Anthony M. Pilaro, John L. Reed, Richard V. Trefz, Peter Schechter, Jennifer A.
           Scott,  Linda  S.  Oubre,  R.  Eric  Montgomery,   and  Bruce  V.
           Wainright, D.D.S.

           Proposal 2 - To ratify and approve an amendment to the Company's Revised 1997 Stock Option and Incentive Plan. The amendment increases the aggregate number of shares of common stock of the Company available for issuance under the Plan from 2,000,000 shares to 4,000,000 shares.

           Proposal 3 - To approve the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors.

Voting results were as follows:

                           For              Against    Abstain
Proposal 1:
   Mr. Pilaro              16,974,600       85,308     0
   Mr. Reed                16,974,599       85,309     0
   Mr. Trefz               16,974,600       85,308     0
   Mr. Schechter           16,974,600       85,308     0
   Ms  Scott               16,974,600       85,308     0
   Ms. Oubre               16,974,600       85,308     0
   Mr. Montgomery          16,974,600       85,308     0

   Mr. Wainright           16,974,600       85,308     0

                           For              Against    Abstain    Not Voted
Proposal 2                 13,030,278       624,286    5,375      3,399,969

                           For              Against    Abstain
Proposal 3                 17,054,943       3,765      1,200


ITEM 5.    OTHER INFORMATION.

On July 23, 1999, Peter Schechter was appointed to the Company's Board of Directors. Peter Schechter is a partner in the public relations firm of Chlopak, Leonard, Schechter and Associates. Mr. Schechter's appointment increases the size of the Company's Board to eight.

The Company has substantially completed the consolidation and relocation of its corporate headquarters from Lester, Pennsylvania to its Walnut Creek, California office. The Company's Walnut Creek office now includes all administration, call center operations, manufacturing, retail product development and distribution, and finance, accounting and information systems functions.

Effective November 1, 1999, the Company named Paul A. Boyer as its new Vice President and Chief Financial Officer. Mr. Boyer succeeds Michael F. Bonner, who has served as CFO since November 1998. Prior to joining the Company, Mr. Boyer was Senior Vice President and Chief Financial Officer of Dynatec International, Inc., a leading manufacturer and marketer of consumer products. While at Dynatec, he was directly responsible for all finance, accounting and operations of the Company, including manufacturing, purchasing, production and information systems. Mr. Boyer also served as Director of Finance at Mrs. Field's Original Cookies, Inc., where he played an integral role in the Company's merger and acquisition activities, treasury functions, financial forecasting, budgeting planning and analysis. Previously, Mr. Boyer was Chief Financial Officer of Wasatch Education Systems. During his six-year tenure at Wasatch, he handled all accounting and financial activities, including a successful initial public offering and a private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Exhibit No.  Description
     -----------  -----------

     27           Financial Data Schedule for September 30, 1999 Form 10-QSB.

(B)  REPORTS ON FORM 8-K

         The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BRITESMILE, INC.


Date:  November 10, 1999
                                                 /s/ Paul A. Boyer
                                                 ------------------------
                                                 Paul A. Boyer
                                                 Chief Financial Officer