Form 10QSB
period 1999-12-31
BRITESMILE INC
filed 2000-02-09
CIK 866734

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:           December 31, 1999

                                       or

[  ]       Transition Report Pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934

For the Transition Period from             to
                               ----------     ---------
Commission File Number:        1-11064


                                   BRITESMILE, INC.
         (Exact name of small business issuer as specified in its charter)

          UTAH                                                        87-0410364
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
                   or organization)


      490 North Wiget Lane
    Walnut Creek, California                                       94598
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)


                               (925) 941-6260
              (Issuer's telephone number, including area code)



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

 X  yes        no

The Company had 23,448,183 shares of common stock outstanding at January 31, 2000.

Transitional small business disclosure format.      Yes       No  X

                       BRITESMILE, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of March 31, 1999 and December
  31, 1999.....................................................................3

  Condensed Consolidated Statements of Operations for the three months ended
  December 31, 1999 and 1998, respectively.....................................5

  Condensed Consolidated Statements of Operations for the nine months ended
  December 31, 1999 and 1998, respectively.....................................6

  Condensed Consolidated Statements of Cash Flows for the nine months ended
  December 31, 1999 and 1998, respectively.....................................7

  Notes to Condensed Consolidated Financial Statements.........................8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11



PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..............................................18

Item 2.        Changes in Securities..........................................18

Item 5.        Other Information..............................................18

Item 6.        Exhibits and Reports on Form 8-K...............................19

                      PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        BRITESMILE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      December 31,                 March 31,
                                                                                          1999                       1999
                                                                                     (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents............................................          $ 2,878,148                 $ 6,199,701
    Trade accounts receivable, net of allowance for doubtful
     accounts of $83,125 and $486,243, respectively......................              413,991                      74,936
    Inventories (see Note 2).............................................              133,584                      16,244
    Prepaid expenses and other...........................................              604,174                     319,206
    Assets held for sale.................................................                    -                   1,260,000
                                                                                   -------------               -----------

                  Total current assets...................................            4,029,897                   7,870,087
                                                                                   -----------                 -----------

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost:
    Furniture, fixtures and equipment....................................            4,006,402                     813,209
    Construction in progress.............................................            6,109,659                   1,269,183
    Leasehold improvements...............................................            4,479,422                     685,699
                                                                                   -----------                 -----------
                                                                                    14,595,483                   2,768,091

    Less accumulated depreciation and amortization.......................            1,048,470                     245,614
                                                                                   -----------                 -----------

                  Net property, equipment and  improvements..............           13,547,013                   2,522,477
                                                                                   -----------                 -----------

OTHER ASSETS.............................................................                    -                      39,640
                                                                                   -----------                 -----------

                                                                                   $17,576,910                 $10,432,204
                                                                                   ===========                 ===========








                  The    accompanying    notes   to    condensed
                   consolidated   financial  statements  are  an
                   integral part of these condensed consolidated
                                  balance sheets.

                       BRITESMILE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      December 31,                 March 31,
                                                                                          1999                      1999
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Accounts payable......................................................          $  2,832,372               $  2,031,711
    Current portion of long-term debt.....................................                     -                    797,523
    Accrued expenses......................................................             1,688,511                  1,543,500
    Accrued advertising...................................................               203,214                          -
    Accrued termination costs.............................................               219,211                          -
    Accrued gift certificate liability....................................               124,900                          -
                                                                                    ------------               ------------

                Total current liabilities.................................             5,068,208                  4,372,734

OTHER LONG-TERM LIABILITIES...............................................                84,094                          -
                                                                                    ------------               ------------

                Total liabilities.........................................             5,152,302                  4,372,734
                                                                                    ------------               ------------

STOCKHOLDERS' EQUITY (see Note 3):
    Common stock, $.001 par value; 50,000,000 shares authorized
        and 20,114,846 and 17,137,854 shares outstanding, respectively....                20,115                     17,138
    Additional paid-in capital............................................            50,590,029                 27,820,791
    Accumulated deficit...................................................           (38,185,536)               (21,778,459)
                                                                                    ------------               -------------

                Total stockholders' equity ...............................            12,424,608                  6,059,470
                                                                                    ------------               ------------

                                                                                    $ 17,576,910               $ 10,432,204
                                                                                    ============               ============


                  The    accompanying    notes   to    condensed
                   consolidated   financial  statements  are  an
                   integral part of these condensed consolidated
                                   balance sheets.

                        BRITESMILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three Months Ended           Three Months Ended
                                                                                  December 31, 1999            December 31, 1998
                                                                                      (Unaudited)                  (Unaudited)
   REVENUES:
       Center whitening fees, net...........................................      $   1,683,081           $                -
       Associated Center whitening fees, net................................            599,259                            -
       Product sales........................................................             70,244                            -
                                                                                  -------------           ------------------

           Total revenues, net..............................................          2,352,584                            -
                                                                                  -------------           ------------------

   OPERATING COSTS AND EXPENSES:
       Center selling and occupancy costs...................................          3,470,857                            -
       Whitening and product cost of sales..................................            147,719                            -
       Selling, General and administrative expenses.........................          4,088,352                    1,458,808
       Research and development expenses....................................            348,225                    1,525,090
       Depreciation and amortization........................................            372,384                       26,259
       Termination benefits, impairment charges and write-down of assets....                 91                            -
                                                                                  -------------           ------------------

           Total operating costs and expenses...............................          8,427,628                    3,010,157
                                                                                  -------------           ------------------

               Loss from operations.........................................         (6,075,044)                  (3,010,157)
                                                                                  -------------           ------------------

   OTHER INCOME (EXPENSE), net:
       Interest expense.....................................................             (5,666)                     (20,914)
       Interest income......................................................             94,754                       46,971
                                                                                  -------------           ------------------

           Total other income (expense), net................................             89,088                       26,057
                                                                                  -------------           ------------------

               Loss before income tax provision.............................         (5,985,956)                  (2,984,100)

   INCOME TAX PROVISION.....................................................                  -                            -
                                                                                  -------------           ------------------

               Net loss ....................................................      $  (5,985,956)          $       (2,984,100)
                                                                                  =============           ==================

   BASIC AND DILUTED NET LOSS PER SHARE.....................................      $       (0.30)          $            (0.30)
                                                                                  =============           ==================

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED..............................         20,074,016                   10,048,410
                                                                                  =============           ==================





                     The accompanying     notes     to     condensed
                       consolidated  financial  statements  are an
                       integral    part   of    these    condensed
                               consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Nine Months Ended            Nine Months Ended
                                                                                     December 31, 1999            December 31, 1998
                                                                                         (Unaudited)                  (Unaudited)
   REVENUES:
       Center whitening fees, net...........................................       $     3,642,285                $           -
       Associated Center whitening fees, net................................               957,914                            -
       Product sales........................................................                97,329                      500,957
                                                                                   ---------------                -------------

           Total revenues, net..............................................             4,697,528                      500,957
                                                                                   ---------------                -------------

   OPERATING COSTS AND EXPENSES:
       Center selling and occupancy costs...................................             6,720,716                            -
       Whitening and product cost of sales..................................               375,929                      423,290
       Selling, General and administrative expenses.........................            11,796,295                    2,530,000
       Research and development expenses....................................             1,417,540                    2,922,272
       Depreciation and amortization........................................               802,856                       95,000
       Termination benefits, impairment charges and write-down of assets....               301,291                    3,127,000
                                                                                   ---------------                -------------

           Total operating costs and expenses...............................            21,414,627                    9,097,562
                                                                                   ---------------                -------------

               Loss from operations.........................................           (16,717,101)                  (8,596,605)
                                                                                   ----------------               --------------

   OTHER INCOME (EXPENSE), net:
       Interest expense.....................................................               (23,776)                     (72,221)
       Interest income......................................................               333,798                      130,657
                                                                                   ---------------                -------------

           Total other income (expense), net................................               310,022                       58,436
                                                                                   ---------------                -------------

               Loss before income tax provision.............................           (16,407,077)                  (8,538,169)

   INCOME TAX PROVISION.....................................................                     -                            -
                                                                                   ---------------                -------------

               Net loss ....................................................       $   (16,407,077)               $  (8,538,169)
                                                                                   ===============                =============

   BASIC AND DILUTED NET LOSS PER SHARE.....................................       $         (0.87)               $       (1.04)
                                                                                   ===============                =============

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED..............................            18,783,918                    8,233,305
                                                                                   ===============                =============


               The accompanying     notes     to     condensed
                  consolidated  financial  statements  are an
                  integral    part   of    these    condensed
                             consolidated statements.

                      BRITESMILE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended          Nine Months Ended
                                                                                       December 31, 1999          December 31, 1998
                                                                                            (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $  (16,407,077)               $  (8,537,565)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization........................................              802,856                       95,102
           Termination benefits, impairment charges and
              write-down of assets..............................................              219,211                    2,259,254
           Cost recognized for issuance of stock and stock options..............            1,652,946                      680,562
           Gain on sale of assets...............................................                    -                        5,896
           Changes in assets and liabilities:
                 Trade accounts receivable......................................             (339,055)                    (201,425)
                 Inventories....................................................             (117,340)                           -
                 Prepaid expenses and other.....................................             (284,968)                           -
                 Other assets...................................................               39,640                            -
                 Trade accounts payable.........................................              800,661                      684,732
                 Accrued expenses...............................................              145,011                            -
                 Accrued advertising............................................              203,214                            -
                 Gift certificate liability.....................................              124,900                            -
                 Other liabilities..............................................               84,094                            -
                                                                                       --------------                -------------

                     Net cash used in operating activities......................          (13,075,907)                  (5,013,444)
                                                                                       --------------                -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of assets, net........................................              462,477                      135,759
   Purchase of property and equipment...........................................          (11,827,392)                    (390,862)
                                                                                       --------------                -------------

                     Net cash used in investing activities......................          (11,364,915)                    (255,103)
                                                                                       --------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt.........................................                    -                     (229,078)
   Proceeds from common stock offering..........................................           15,706,766                   15,013,000
   Proceeds from stock option issuance (see Note 3).............................            5,412,503                            -
                                                                                       --------------                -------------

                     Net cash provided by financing activities..................           21,119,269                   14,783,922
                                                                                       --------------                -------------

NET  INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS............................           (3,321,553)                   9,515,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD............................            6,199,701                      503,279
                                                                                       --------------                -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..................................       $    2,878,148                $  10,018,654
                                                                                       ==============                =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest......................................................       $       23,776                $   71,921
                                                                                       ==============                =============

    Cash paid for income taxes..................................................       $            -                $      300
                                                                                       ==============                =============






               The accompanying     notes     to     condensed
                  consolidated  financial  statements  are an
                  integral    part   of    these    condensed
                             consolidated statements.

                     BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)        DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

           BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, produce and sell advanced teeth whitening products and services. In February 1999 the Company introduced its new Light Activated Teeth Whitening System technology (the "BriteSmile Light Activated Teeth Whitening System" or "LATW", patents pending), including its new BriteSmile 2000 system ("BS2000"), new whitening gel and new whitening process. The LATW is distributed in Company-owned retail salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers") and in certain independent premier cosmetic dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system ("BS3000") into Associated Centers. This new mobile version of the BS2000 can be installed more quickly and provides the needed flexibility and mobility in dental offices.

           In February 1999 the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of February 11, 2000, the Company continued to open Centers and Associated Centers. As of February 8, 2000, the Company had 14 Centers and 190 Associated Centers in operation.

           The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

           The Company does not believe that its business follows seasonal trends. However, because certain of the Company's Centers are located within a mall environment, the potential for seasonality exists. As a result, the Company's sales performance could potentially be effected.

           Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis.


Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations and cash flows as of December 31, 1999 and for the periods presented herein. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999.

           The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending March 31, 2000.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

           Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of dental supplies as of March 31, 1999 and December 31, 1999, respectively, and are summarized as follows:

                                                                             December 31,             March 31, 1999
                                                                                 1999
                                                                          --------------------     ---------------------
                      Finished Goods..................................    $            133,584     $              16,244
                                                                          ====================     =====================

                      BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Income Taxes

           The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

           The Company has recognized no tax benefit for the net operating losses incurred during the three and nine months ended December 31, 1999 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

           Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.

           In calculating net loss per share for the three and nine months ended December 31, 1999 and 1998, there were warrants and options to purchase 5,652,433 and 4,036,167 potential common shares, respectively, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

           Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.


(3)   STOCKHOLDERS' EQUITY

           In June 1999, the Company completed a private placement of 1,355,555 shares of its common stock for $15,000,000. 1,004,043 shares were sold to private investors, and the remaining 351,512 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants ("Management Purchasers").

           Pursuant to Registration Rights Agreements entered into with the Company, the non-Management Purchasers acquired certain rights to cause the Company to register their shares for offer and sale under the Securities Act of 1933, as amended (the "Piggyback Registration Rights").

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

                       BRITESMILE, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)        STOCK OPTIONS

           During 1990, the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990 (the "1990 Plan"). In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"), which was subsequently amended by the Board of Directors of the Company in January 1999 to increase the total number of shares available for issuance under the plan from 2 million to 4 million (the "Revised 1997 Plan"). Substantially all of the employee stock options outstanding at December 31, 1999 have been issued pursuant to the Revised 1997 Plan. Only 182 of all stock options outstanding at December 31, 1999 were granted under the 1990 Plan. No additional options will be granted under the 1990 Plan. Under the Revised 1997 Plan, the Company is authorized to issue up to four million shares of common stock pursuant to stock awards or upon the exercise of options granted under the plan. The shareholders of the Company approved the issuance of up to two million shares of common stock under the Company's 1997 Plan as originally adopted in 1997. At the Company's 1999 Annual Meeting, shareholders approved the issuance of the additional two million shares now available under the Revised 1997 Plan. On November 24, 1999, the Board of Directors amended the 1997 Plan to increase the total number of shares available for issuance under the plan from 4 million to 4.8 million. Selected option grants to consultants pursuant to consulting agreements have been issued outside the Revised 1997 Plan. The option price per share is determined by the board of directors, but shall be no less than the fair market value of the underlying shares on the date of the grant. Options granted under the Revised 1997 Plan generally vest at various intervals up to five years and expire after ten years.


(5)        SUBSEQUENT EVENTS

           On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares (the "New Shares") of its Common Stock, par value $.001 per share, for aggregate proceeds of $20,000,000 (the "Private Placement"). The purchase price of the New Shares was $6.00 per share. The New Shares represent 14.2 percent of the Company's total shares of Common Stock issued and outstanding, after giving effect to the Private Placement.

           The New Shares were issued to three private investors, Pequot Private Equity Fund II, L.P.(1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

           Effective February 1, 2000, the Company issued an aggregate 30,927 shares of restricted common stock to three affiliated purchasers (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $185,562.

           Effective February 8, 2000, the Company issued 77,318 shares of restricted common stock to Andrew J. McKelvey in a private placement for cash proceeds to the Company of 463,908.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS."

           The following table sets forth, for the periods indicated, certain information relating to the operations of the Company expressed in dollars (rounded) and percentage changes from period to period. Data in the table reflects the consolidated results of the Company for the three and nine month periods ended December 31, 1999 and 1998, respectively.


                                                 For the Three Months Ended                 For the Nine Months Ended
                                          ----------------------------------------- ------------------------------------------
                                                                         % OF                                     % OF
                                                                          CHG                                      CHG
                                                                          FROM                                     FROM
                                             DECEMBER       DECEMBER    1998 TO    DECEMBER     DECEMBER         1998 TO
                                            31, 1999        31, 1998      1999     31, 1999      31, 1998          1999
                                          --------------  ------------  -------  -----------   -------------


Unaudited Statement of Operations Data:
       Center whitening fees, net.......    $  1,683,000  $          -      -%   $ 3,642,000   $          -          -%
       Associated Center whitening fees,
          net                                    599,000             -      -        958,000              -          -
       Product sales....................          71,000             -      -         97,000        501,000       (80.6)
                                            ------------  ------------           -----------   ------------
               Total revenues, net......       2,353,000             -      -      4,697,000        501,000       837.5
                                            ------------  ------------           -----------   ------------


Operating Costs and Expenses:
       Selling and occupancy costs......       3,471,000             -      -      6,721,000              -          -
       Whitening and product cost of sales       148,000             -      -        376,000        423,000       (11.1)
       Selling, general and administrative     4,088,000     1,459,000    180.2   11,796,000      2,530,000       366.3
       Research and development expenses         348,000     1,525,000    (77.2)   1,418,000      2,922,000       (51.5)
       Depreciation and amortization....         373,000        26,000  1,334.6      803,000         95,000       745.3
       Termination benefits, impairment
        charges and write-down of assets               -             -      -        301,000      3,127,000       (90.4)
                                            ------------  ------------           -----------   ------------
             Total operating costs and
             expenses...................       8,428,000     3,010,000    180.0   21,415,000      9,097,000       135.4
                                            ------------  ------------           -----------   ------------

Other Income (Expense), net:
       Interest expense.................          (6,000)      (21,000)   (71.4)     (24,000)       (72,000)       66.7
                                            ------------  ------------           -----------   ------------
       Interest income..................          95,000        47,000    102.1      334,000        131,000       155.0
                                            ------------  ------------           -----------   ------------
         Net income (loss)..............    $ (5,986,000) $ (2,984,000)   100.6% $(16,407,000) $ (8,538,000)       92.2%
                                            ============  ============           ============  ============



The following are explanations of significant period to period changes for the three months ended December 31, 1999 and 1998:

Revenues

           Total Revenues, net. Total revenues, net increased to $2,353,000 from $-0- for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

           Center Whitening Fees, net.   Center whitening fees, net for the
three months ended December 31, 1999 totaled $1,683,000. As a result of the Company's discontinuation of the laser-based teeth whitening devices during fiscal year 1999, there were no sales during the three months ended December 31, 1998. During the three months ended December 31, 1999, the Company opened 2 new Centers, for a total of 8. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of 12 additional Centers as well as full year operating experience over the next twelve months at newly opened and existing Centers.

           Associated Center Whitening Fees. Associated Center whitening fees for the three months ended December 31, 1999 totaled $599,000. During the three months ended December 31, 1999, the Company opened 78 new Associated Centers, for a total of 89. Associated Center whitening fees are expected to increase during the next twelve months as a result of the planned openings of additional Associated Centers as well as full year operating experience over the next twelve months at newly opened and existing Associated Centers.

           Product Sales. Product sales for the three months ended December 31, 1999 totaled $71,000. Product sales for the three months ended December 31, 1999 represent the Company's toothpaste and newly introduced Sonicare toothbrush retail products sold at Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care retail products to be sold at Centers, Associated Centers and through an E-Commerce website (to be introduced in fiscal year 2001). Product sales for the three months ended December 31, 1998, represent the discontinuation of the chemical products related to the old laser-based teeth whitening devices.


Operating Costs and Expenses

           Center Selling and Occupancy Costs. Center selling and occupancy costs totaled $3,471,000 for the three months ended December 31, 1999. Of this amount, $1,137,000 was advertising and promotional costs directed to increase brand awareness to consumers. Center selling and occupancy costs are expected to increase during the next twelve months as a result of the opening of 12 additional Centers as well as full year operating experience at the 8 existing Centers. Center selling and occupancy costs as a percentage of Center whitening fees was 206.2% for the three months ended December 31, 1999. The lower operating margins represent newly opened Centers. The Company did not operate any Centers during the three months ended December 31, 1998.

           Whitening and Product Cost of Sales. Whitening and product cost of sales for the three months ended December 31, 1999 totaled $148,000. Whitening and product cost of sales consisted primarily of whitening gel and teeth whitening procedure supplies as well as the Company's toothpaste and Sonicare toothbrush products. Whitening cost of sales as a percentage of combined whitening fees was 1.4% for the three months ended December 31, 1999. Product cost of sales as a percentage of product sales was 18.3% for the three months ended December 31, 1999. For the three months ended December 31, 1998, product cost of sales, exclusive of inventory write-downs, represent the discontinuation of the chemical products related to the old laser-based teeth whitening devices.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,629,000, or 180.2%, from $1,459,000 to $4,088,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily the result of the introduction of 2 new Centers during the quarter in addition to the operation of the 6 existing Centers, the addition of 78 new Associated Centers in addition to the operation of the 11 existing Associated Centers, and costs incurred to open future Centers and Associated Centers.

           Included in the selling, general and administrative expenses for the three months ended December 31, 1999 were $1,012,000 of advertising, promotional, and call center costs directed to increase brand awareness to consumers, and sales of the whitening service to prospective Associated Center dentists. The Company also incurred $1,100,000 of professional service costs during the three months ended December 31, 1999, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property, legal fees, employee recruitment and general corporate matters. Included in professional service costs are one-time, non-cash charges totaling $589,000 for the fair value of stock options granted to various consultants to the Company. The Company expects to issue options to consultants in the future at fair market value. The Company also incurred $105,000 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland and Italy.

           During the three months ended December 31, 1999, the Company consolidated its Call Center operations from Los Angeles and its general and administrative operations from Lester, Pennsylvania, to its headquarters facility in Walnut Creek. The Company expects to realize savings of approximately $1,000,000 during the next twelve months as a result of this consolidation. Management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

           Research and Development Expenses. Research and development expenses decreased by $1,177,000, or 77.2%, from $1,525,000 to $348,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This decrease was primarily attributable to the development of the BriteSmile 3000 LATW system and keycard which was introduced into Associated Centers during the three months ended December 31, 1999. Research and development expenses incurred during the three months ended December 31, 1998 related to the development of the BriteSmile 2000 LATW system, which was introduced at the Company's first Center in Walnut Creek, California in February 1999. The Company also incurred additional expenses related to clinical and efficacy studies.

           Depreciation and Amortization. Depreciation and amortization increased by $347,000, or 1,334.6%, from $26,000 to $373,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This increase was primarily attributable to the addition of 2 Centers, in addition to the operation of 6 existing Centers and the introduction of the BriteSmile 3000 LATW system into 78 new Associated Centers, in addition to the 11 existing Associated Centers that have the BriteSmile 2000 LATW system.

           Total Operating Costs and Expenses. Total operating costs and expenses increased by $5,418,000, or 180.0%, from $3,010,000 to $8,428,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998, for the reasons discussed above.

           Interest Expense. Interest expense decreased $15,000, or 72.9%, from $21,000 to $6,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. Interest expense consisted primarily of mortgage interest paid on the Company's former headquarters facility.

           Interest Income. Interest income increased $48,000, or 102.1%, from $47,000 to $95,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This decrease was primarily related to increased average available cash on-hand to invest.

           Net Loss. The net loss increased by $3,002,000, or 100.6%, from $2,984,000 to $5,986,000 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 due to a combination of the factors described above.


The following are explanations of significant period to period changes for the nine months ended December 31, 1999 and 1998:

Revenues

           Total Revenues, net. Total revenues, net increased by $4,196,000, or 837.5%, from $501,000 to $4,697,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

           Center Whitening Fees, net. Center whitening fees, net for the nine months ended December 31, 1999 totaled $3,642,000. As a result of the Company's discontinuation of laser-based teeth whitening devices during fiscal year 1999, there were no sales during the nine months ended December 31, 1998. During the nine months ended December 31, 1999, the Company opened a total of 8 Centers. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of 12 additional Centers as well as full year operating experience over the next twelve months at newly opened and existing Centers.

           Associated Center Whitening Fees. Associated Center whitening fees for the nine months ended December 31, 1999 totaled $958,000. During the nine months ended December 31, 1999, the Company opened 89 Associated Centers. Associated Center whitening fees are expected to increase during the next twelve months as a result of the planned openings of additional Associated Centers as well as full year operating experience over the next twelve months at newly opened and existing Associated Centers.

           Product Sales. Product sales decreased $404,000, or 80.6%, from $501,000 to $97,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. Product sales for the nine months ended December 31, 1999 represent the Company's toothpaste and newly introduced Sonicare toothbrush retail products sold at Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care retail products to be sold at Centers, Associated Centers and through an E-Commerce website (to be introduced in fiscal year 2001). Product sales for the nine months ended December 31, 1998 represent the discontinuation of chemical products related to the old laser-based teeth whitening devices.


Operating Costs and Expenses

           Center Selling and Occupancy Costs. Center selling and occupancy costs totaled $6,721,000 for the nine months ended December 31, 1999. Of this amount, $3,534,000 was advertising and promotional costs directed to increase brand awareness to consumers. Center selling and occupancy costs are expected to increase during the next twelve months as a result of the opening of 12 additional Centers as well as full year operating experience at the 8 existing Centers. Center selling and occupancy costs as a percentage of Center whitening fees was 184.5% for the nine months ended December 31, 1999. The lower operating margins represent newly opened Centers. The Company did not operate any Centers during the nine months ended December 31, 1998.

           Whitening and Product Cost of Sales. Whitening and product cost of sales decreased by $47,000, or 11.1%, from $423,000 to $376,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. Whitening and product cost of sales consisted primarily of whitening gel and teeth whitening procedure supplies as well as the Company's toothpaste and Sonicare toothbrush products. Whitening cost of sales as a percentage of combined whitening fees was 7.3% for the nine months ended December 31, 1999. Product cost of sales as a percentage of product sales was 42.3% for the nine months ended December 31, 1999. For the nine months ended December 31, 1998, product cost of sales, exclusive of inventory write-downs, represent the discontinuation of the chemical products related to the old laser-based teeth whitening devices.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9,266,000, or 367.4%, from $2,530,000 to $11,796,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily the result of the introduction of 8 Centers, the addition of 89 Associated Centers, and costs incurred to open future Centers and Associated Centers.

           Included in the selling, general and administrative expenses for the nine months ended December 31, 1999 were $2,731,000 of advertising, promotional, and call center costs directed to increase brand awareness to consumers, and ssales of the whitening service to prospective Associated Center dentists. The Company also incurred $4,542,000 of professional service costs during the nine months ended December 31, 1999, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property, legal fees, employee recruitment and general corporate matters. Included in professional service costs are one-time, non-cash charges totaling $1,653,000 for the fair value of stock options granted to various consultants to the Company. The Company expects to issue options to consultants in the future at or above fair market value, thus eliminating these charges. The Company also incurred $437,000 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland and Italy.

           During the nine months ended December 31, 1999, the Company consolidated its Call Center operations from Los Angeles and its general and administrative operations from Lester, Pennsylvania, to its headquarters facility in Walnut Creek. The Company expects to realize savings of approximately $1,000,000 during the next twelve months as a result of this consolidation. Management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

           Research and Development Expenses. Research and development expenses decreased by $1,504,000, or 51.5%, from $2,922,000 to $1,418,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. This increase was primarily attributable to the development of the BriteSmile 3000 LATW system and keycard which was introduced into Associated Centers during the three months ended December 31, 1999. Research and development expenses incurred during the nine months ended December 31, 1998 related to the development of the BriteSmile 2000 LATW system, which was introduced at the Company's first Center in Walnut Creek, California in February 1999. The Company also incurred additional expenses related to clinical and efficacy studies.

           Depreciation and Amortization. Depreciation and amortization increased by $708,000, or 745.3%, from $95,000 to $803,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. This increase was primarily attributable to the 8 Centers, and the introduction of the BriteSmile 3000 LATW system into 89 Associated Centers in operation during the nine months ended December 31, 1999.

           Termination Benefits, Impairment Charges and Write-Down of Assets. Termination of benefits, impairment charges and write-down of assets decreased by $2,826,000, or 90.4%, from $3,127,000 to $301,000 for the nine months ended
December 31, 1999 compared to the nine months ended December 31, 1998. During the nine months ended December 31, 1999, the Company recorded a $301,000 charge related to the relocation of its Lester, Pennsylvania office to California. These costs consisted primarily of lease termination accruals and employee severance.

           During the nine months ended December 31, 1998, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based LTW device - the arc lamp tooth whitening system, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the tooth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200,000 was established and charged to expense during the three-month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200,000 to former employees. In October 1998, the Company discontinued sales of take-home and in-office tooth whitening chemical products as a result of management's shift in focus to BriteSmile Whitening Centers.

           In addition to employee termination costs, the Company recorded other charges of $2,927,000 in the nine-month period ending December 31, 1998. These charges include the write-down of $418,000 of inventories classified as cost of products sold, the impairment and write-down of patents and a joint venture related to discontinued technology (assets which will provide limited or no future benefit to the Company) for $657,000, settlement of canceled purchase commitments for $402,000, write-down on assets available for sale at fair value for $367,000, property write-downs and losses on sale of properties for $425,000, and $658,000 of charges related to uncollectable accounts receivable and accrued expenses associated with discontinued product lines.

           Total Operating Costs and Expenses. Total operating costs and expenses increased by $12,318,000, or 135.4%, from $9,097,000 to $21,415,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998, for the reasons discussed above.

           Interest Expense. Interest expense decreased $48,000, or 67.1%, from $72,000 to $24,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. Interest expense consisted primarily of mortgage interest paid on the Company's former headquarters facility.

           Interest Income. Interest income increased $203,000, or 155.5%, from $131,000 to $334,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. This decrease was primarily related to increased average available cash on-hand to invest.

           Net Loss. The net loss increased by $7,869,000, or 92.2%, from $8,538,000 to $16,407,000 for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 due to a combination of the factors described above.


Liquidity and Capital Resources

           General

           The Company's principal sources of liquidity are cash flows from operations and cash on hand. At December 31, 1999, the Company had $2,878,000 of cash and cash equivalents. The Company is in the early stages of opening Centers and Associated Centers. As of December 31, 1999, the Company has opened 8
Centers and 89 Associated Centers. The Company expects to open additional Centers and Associated Centers by the end of fiscal 2000 and beyond. The Company's opening of additional Centers and Associated Centers is contingent upon several factors, including available cash resources, ability to secure leases for its Centers and acceptance by the consumer and Associated Center dentists of the Company's service. Currently, the Centers and Associated Centers which are open are operating at a loss. The Company expects that operating losses will continue through fiscal 2000. The Company expects capital expenditures to be approximately $18,000,000 for its fiscal year ended March 31, 2000. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures and for other general corporate purposes. The Company believes that its current sources of liquidity and the recent $20,000,000 equity contribution received in January 2000, will be adequate to meet its anticipated requirements for working capital, capital expenditures and other general corporate purposes and expansion during the next twelve months. There can be no assurance, however, that the Company's business will generate cash flows at or above current levels or that cost savings from consolidation efforts can be achieved. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

           In April 1999 the Company sold the building and land formerly used as its corporate headquarters in Salt Lake City, Utah and classified as held for sale in the March 31, 1999 consolidated balance sheet. The $1,260,000 of net proceeds from the sale were used primarily to repay outstanding mortgages on the property that totaled $797,000.

           In June 1999 the Company completed a private placement of 1,355,555 shares of its common stock for $15,000,000. 1,004,043 shares were sold to private investors, and the remaining 351,512 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants.

           On October 29, 1999, LCO Investments Limited ("LCO"), the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280,003 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

           On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares (the "New Shares") of its Common Stock, par value $.001 per share, for aggregate proceeds of $20,000,000 (the "Private Placement"). The purchase price of the New Shares was $6.00 per share. The New Shares represent 14.2% of the Company's total shares of Common Stock issued and outstanding, after giving effect to the Private Placement.

           The New Shares were issued to three private investors, Pequot Private Equity Fund II, L.P.(1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

           Effective February 1, 2000, the Company issued an aggregate 30,927 shares of restricted common stock to three affiliated purchasers (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $185,562.


           December 31, 1999 Compared to March 31, 1999

           As of December 31, 1999, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $3,292,000, a decrease of 47.5%, or $2,983,000, from March 31, 1999 when liquid assets were $6,275,000. Cash decreased $3,322,000, or 53.6%, to $2,878,000 at December 31, 1999 from
$6,200,000 at March 31, 1999. This decrease in cash was primarily the result of the Company funding capital expenditures, advertising and for general-purpose use. Trade accounts receivable increased $339,000, or 452.0%, to $414,000 at December 31, 1999 from $75,000 at March 31, 1999. This increase is primarily the result of the introduction of the BriteSmile 3000 LATW system and keycard to Associated Centers as well as the increase in the number of Associated Centers in operation during the nine months ended December 31, 1999.

           Current assets decreased by $3,840,000, or 48.8%, to $4,030,000 at December 31, 1999 from $7,870,000 at March 31, 1999. This decrease was primarily the result of a decrease in cash of $3,322,000, described above, and a decrease in assets held for sale of $1,260,000, offset in part by increases in accounts receivable and prepaid expenses of $339,000 and $285,000, respectively.

           Long-term assets increased $10,985,000,  or 428.8%, to $13,547,000 at
December 31, 1999 from $2,562,000 at March 31, 1999. This increase was primarily the result of leasehold improvements at the 8 Centers in operation and additional Centers under construction, the shipment of 78 BriteSmile 3000 LATW systems and purchase of computer and related equipment during the nine months ended December 31, 1999.

           Current liabilities increased by $695,000, or 15.9%, to $5,068,000 at December 31, 1999 from $4,373,000 at March 31, 1999. This increase was primarily the result of an increase in trade accounts payable of $801,000 due to the additional operating expenses at the Company's 7 Centers. Additionally, accrued advertising increased $203,000 and accrued termination costs increased $219,000. These increases were offset in part by a decrease of $798,000 in current portion of long-term debt as a result of the repayment of outstanding mortgages on the property held for sale that served as the Company's former corporate headquarters in Salt Lake City, Utah.

           The Company's working capital decreased by $4,535,000, or 129.7%, to a deficit of $1,038,000 at December 31, 1999 from a surplus of $3,497,000 at March 31, 1999, for the reasons described above.

           The Company used net cash of $13,076,000 in operating activities during the nine months ended December 31, 1999, primarily as a result of the net loss incurred during the period.

           The Company used net cash of $11,365,000 in investing activities during the nine months ended December 31, 1999, primarily for capital expenditures relating to the Company's expansion efforts in Centers and Associated Centers.

           The Company provided net cash of $21,119,000 from financing activities during the nine months ended December 31, 1999, primarily due to the successful completion of a private placement of 1,355,555 shares of its common stock for $15,000,000 in June 19999. In addition, the Company's principal shareholder, LCO Investments Limited, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280,003 to the Company.

Inflation

           Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company anticipates usual inflationary increases in the price of its products and does not intend to pass these increases along to its customers, primarily as a result of other operating efficiencies gained through changing the sourcing of certain of its products. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Seasonality

           The Company does not believe that its business follows seasonal trends. However, because certain of the Company's Centers are located within a mall environment, the potential for seasonality exists. As a result, the Company's sales performance could potentially be affected.


Year 2000 Compliance

           Prior to January 1, 2000, there was widespread concern that computer systems could experience problems handling dates beyond the year 1999. This was referred to as the "Year 2000" issue. It was believed that some computer programs or computer hardware could recognize a date using "00" as the year 1900 rather than the year 2000, and that this could result in a system failure or miscalculations causing disruption of operations.

           In anticipation of the Year 2000 issue, the Company took steps to ensure that its operations and systems would properly recognize dates beyond December 31, 1999. The Company also gathered information about the Year 2000 compliance of its significant suppliers. These efforts were made in an attempt to prevent any disruption of the Company's business on or after January 1, 2000, due to the Year 2000 issue.

           Since January 1, 2000, the Company has experienced no difficulties or business disruptions resulting from the Year 2000 issue. Similarly, to date the Company is not aware of any external agent or supplier who has suffered a Year 2000 issue that will materially impact the Company's results of operations, liquidity, or capital resources.

           While management intends to continue to monitor the Year 2000 issue and any impact on the Company, management currently has no plans to devote significant time or resources to the Year 2000 issue.


Forward Looking Statements

           The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

o Government regulation of the Company's products and teeth whitening procedures, including: (i) current restrictions or controls on the practice of dentistry by general business corporations, and (ii) future, unknown enactments or interpretations of current regulations which could, in the future, affect the Company's operational structure and relationships with licensed dentists.

o Failure of the Company to generate, sustain or manage growth, including failure to develop new products and expand Center and Associated Center locations;

o The loss of product market share to competitors and/or development of new or superior technologies by competitors;

o Ongoing operating losses associated with the Company's abandonment of its industrial laser product line and laser-based teeth whitening technologies, in favor of development of new, light-activated teeth whitening technologies;

o Failure of the Company to secure additional financing to complete its aggressive plan for the rollout of a broad base of teeth whitening centers nationwide;

o Unproven market for the Company's new whitening products, whitening process, "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

o          Lack of product diversity.

                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.


ITEM 2.    CHANGES IN SECURITIES.

           There were no unregistered sales of securities by the Company during the three-month period covered by this Report.

           On January 18, 2000, the Company issued 3,333,333 shares of restricted common stock valued at $20,000,000 to Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. See the Company's Current Report on Form 8-K filed with the Commission on January 26, 2000.

           Effective February 1, 2000, the Company issued an aggregate 30,927 shares of restricted common stock to three affiliated purchasers (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $185,562.

           Effective February 8, 2000, the Company issued 77,318 shares of restricted common stock to Andrew J. McKelvey in a private placement for cash proceeds to the Company of 463,908.

ITEM 5.     OTHER INFORMATION.

           Effective November 24, 1999, the Company appointed Bradford G. Peters and Harry Thompson to its Board of Directors. Bradford G. Peters is the President of Blackfin Capital, a privately held investment management company based in New York. Prior to founding Blackfin Capital, Mr. Peters was with Morgan Stanley in the Private Wealth Management Group.

           Harry Thompson is the President of The Strategy Group and Managing Director of Swiss Army Brands, Inc. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world's leading advertising groups. Mr. Thompson also has served as either Manager or Chairman of several telecommunications companies of The Galesi Group.

           In addition to serving as a Director to BriteSmile, Mr. Peters serves on the Boards of three other private companies - Clique.com, Storcomm and CyberXpo.com. Currently, Mr. Thompson is a Director of Schwinn/GT Corp. and has been a Director of several start-up companies in the high-tech and consumer goods and services areas. Mr. Peters holds a M.B.A. from Duke University. Mr. Thompson has a M.B.A. from Harvard Business School.

           The appointments of Mr. Peters and Mr. Thompson bring the BriteSmile Board of Directors to a total of ten members.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No.                                          Description
-----------                                          -----------

3.04 Articles of Amendment Adopting Revised Articles of Incorporation dated August 11, 1998, filed herewith.

3.05 Articles Adopting Amended and Restated Articles of Incorporation dated January 31, 2000, filed herewith.

10.A Employment  Letter dated September 27, 1999 between the Company and Paul A.
     Boyer, filed herewith.

10.B Employment  Letter  dated  January 25, 1999 between the Company and Richard
     Craven, filed herewith.

10.C Employment Letter dated June 11, 1999 between the Company and
     Frederick E. Jones III, filed herewith.

10.D Employment  Letter  dated July 10,  1998  between  the  Company  and Cheryl
     Sullivan Lester, filed herewith.

10.E Employment  Letter  dated  August 20,  1999  between  the Company and Miles
     Nikaido, filed herewith.

10.F Consulting Agreement dated May 15, 1998 between the Company and John Warner, filed herewith.

10.G Form BriteSmile, Inc. Confidentiality and Non-Competition Agreement signed by certain officers and directors, filed herewith.


(B)  REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRITESMILE, INC.



/s/ John L. Reed                                              February 8, 2000
--------------------------------------------                  ----------------
John L. Reed                                                  Date
Chief Executive Officer



/s/ Paul A. Boyer                                             February 8, 2000
--------------------------------------------                  ----------------
Paul A. Boyer                                                 Date
Chief Financial Officer