Form 10KSB
period 2000-04-01
BRITESMILE INC
filed 2000-06-29
CIK 866734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the Fiscal Year Ended: April 1, 2000

[ ] Transition Report UNDER Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from _______________ to _______________

Commission File Number: 1-11064

                                BRITESMILE, INC.
        (Exact name of small business issuer as specified in its charter)

                 UTAH                                    87-0410364
----------------------------------------       -------------------------------
      (State or other jurisdiction                      (IRS employer
   of incorporation or organization)                 identification no.)

         490 North Wiget Lane
        Walnut Creek, California                             94598
----------------------------------------       -------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (925) 941-6260
                                 --------------
                (Issuer's telephone number, including area code)


    Securities registered pursuant to              Name of each exchange
       Section 12(b) of the Act:                    on which registered:
    ---------------------------------         --------------------------------
                  None                                Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
          ------------------------------------------------------------
                          Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's net revenues for the fiscal year ended April 1, 2000 were $8,044,129.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of June 19, 2000 was approximately $31,355,722, based on the closing sale price of the issuer's stock as reported by the NASDAQ NMS on such date.

The number of shares of common stock of the Registrant outstanding as of June 19, 2000 was 23,970,685. Transitional Small Business Disclosure Format (Check
one): Yes     No X
         ---    ---

                        BRITESMILE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.
-------

Item 1.   Description of Business.............................................3

Item 2.   Description of Property.............................................9

Item 3.   Legal Proceedings..................................................10

Item 4.   Submission of Matters to a Vote of Security Holders................10


PART II.
--------

Item 5.   Market for Common Equity and Related Stockholder Matters...........11

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13

Item 7.   Financial Statements...............................................19

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................19


PART III.
---------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................20

Item 10.  Executive Compensation.............................................25

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....28

Item 12.  Certain Relationships and Related Transactions.....................31

Item 13.  Exhibits and Reports on Form 8-K...................................32

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile") and its affiliates develop, produce, sell and lease advanced teeth whitening products, services and technology. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company leases its technology to existing cosmetic dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

BriteSmile offers consumers a new, simple and safe way to return their teeth to their optimal natural whiteness in just over a one and one-half hour visit to a Center or Associated Center.

Consumers may choose to visit a Center or Associated Center. These Centers are located in major metropolitan areas nationwide. BriteSmile Centers offer clients a salon-like environment dedicated solely to the business of teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit a BriteSmile Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office.

The BriteSmile Center provides the anchor in each market, with the geographically contiguous Associated Centers providing consumers with multiple location options. This "cluster" of Associated Centers surrounding a Center allows BriteSmile to have maximum impact in a market, while at the same time leveraging marketing and support dollars, and optimizing consumer exposure to the BriteSmile brand.

The Company developed its current tooth whitening technology (the "BriteSmile 2000 Light Activated Teeth Whitening System", "BS2000" or "LATW") in the fiscal year ended March 31, 1999 ("Fiscal 1999") and began distribution in the fourth fiscal quarter of Fiscal 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") into Associated Centers. The BS3000, a mobile version of the BS2000, can be installed more quickly and provides the flexibility and mobility required in dental offices.

The BS2000 and BS3000 teeth whitening devices utilize a gas plasma light technology. The power level is well below levels used in other bleaching systems. BriteSmile's unique fiberoptic delivery arm permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength specific gel during three consecutive twenty-minute sessions.

In 1998 under the direction of Dr. John Warner, the Company pursued an accelerated program to develop the LATW device and method. In connection with this development effort, the Company engaged two nationally recognized firms to provide the Company with product design and electrical engineering technology and know how. Chemical products and reagents for use with the new LATW device were developed under an agreement with OraCeutical LLC of Lee, Massachusetts. Dr. Anthony Cipolla, D.D.S. provided technical support and clinical direction in combining the device and chemical products to achieve an effective and safe LATW system. The Company conducted clinical trials during the fall of 1998 and began to secure leased space for Centers, recruit staff and prepare advertising for the new LATW product.

On February 15, 1999, the Company introduced its new LATW system in Centers located in Walnut Creek, California. Subsequently, the Company has opened 13 additional Centers and over 500 Associated Centers throughout the U.S. and in Argentina, Belgium, France, Holland, Italy, Japan, Singapore, and Switzerland. The Company's Centers are currently operating in Beverly Hills, Irvine, Pasadena, Walnut Creek, Palo Alto and La Jolla, CA; Coral Gables, Ft. Lauderdale and Boca Raton, FL; Honolulu, HI; Atlanta, GA; Houston, TX; Denver, CO; and Boston, MA.

At June 19, 2000 the Company had 14 Centers in operation located in 9 major U.S. cities. Additionally, the Company had contracted with dentists to operate over 700 Associated Centers, of which, over 500 were in operation in locations throughout the United States and around the world in countries including Switzerland, Argentina, Japan, Belgium,

Singapore and Italy. The Company plans to open additional Centers and Associated Centers throughout the United States and in select additional foreign countries. The Company is committed to providing superior teeth whitening through leading-edge technology and products.

Recent Business Developments

Expansion and Revenue Growth
----------------------------

Through Fiscal 2000 the Company continued to aggressively execute its business strategy of expanding the number of Centers and Associated Centers in major metropolitan centers in the U.S. In addition to the 14 Center locations currently in operation, the Company has recently leased property and is preparing to open 4 additional Centers in New York, Chicago, Phoenix, San Francisco, and is in the process of obtaining leases for 2 additional Centers in Dallas and Seattle, all to be opened in the fiscal year ending March 31, 2001 ("Fiscal 2001"). The Company also continues to aggressively identify and recruit dentists practicing in geographic areas surrounding Centers to establish complementary Associated Centers in their offices.

Center and Associated Center operations for the fiscal year ended April 1, 2000 ("Fiscal 2000") have resulted in record revenues for the Company in Fiscal 2000 of $8,044,000 compared to $547,000 for the fiscal year ended March 31, 1999. Of the total Fiscal 2000 revenues, $5,838,000 was attributable to Center operations, and $1,970,000 was attributable to the Associated Centers.

On June 3, 1999, the Company and Orthodontic Centers of America, Inc. ("OCA"), the leading provider of orthodontic practice management services in the U.S., announced an agreement to provide BriteSmile LATW in certain OCA facilities. During February 2000, BriteSmile and OCA expanded this relationship resulting in contracts to place LATW systems in approximately 80 OCA locations in the United States. As of June 16, 2000, OCA has 346 affiliated orthodontists and 537 orthodontic centers in 43 states, Japan, Mexico and Puerto Rico. The strategic relationship between OCA and BriteSmile provides BriteSmile with access to an existing customer base and provides OCA with the best in teeth whitening technology to complement its orthodontic services.

The Company is aggressively executing its strategic plan of expanding distribution via Associated Centers. This plan includes the expansion of strategic partnerships like the OCA relationship and other "special dental groups", identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support to new and existing Associated Centers. Additionally, the Company has planned openings (combined domestic and international) of approximately 1,200 additional Associated Centers over the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan, including opening the total additional Associated Centers described above.

During May 1999 the Company established BriteSmile International, a Dublin Ireland-based subsidiary, to facilitate international distribution of LATW. BriteSmile International has since introduced the proprietary LATW system to markets in Argentina, Belgium, France, Holland, Italy, Japan, Singapore, and Switzerland. BriteSmile International is continuing to explore additional international opportunities for distribution of the Company's technology in Europe, Latin America, Asia and Canada.

In addition to external expansion, the Company is actively building its internal infrastructure to provide the finest consumer experience in teeth whitening. A Call Center was established in February 1999 and was later moved to the Company's corporate headquarters in Walnut Creek, California to handle incoming consumer inquiries and to book appointments via the Company's proprietary web-based scheduling system (the "Scheduler"). The Call Center is equipped with advanced telephone and computer equipment to service consumers calling BriteSmile's toll free telephone numbers. The Scheduler is a custom-developed software solution capable of tracking incoming telephone calls through customer treatment and payment. The Scheduler provides the Call Center, each Center and Associated Center with the capability of viewing and interacting on a real-time basis with customer schedules while allowing management has the ability to closely monitor performance of advertising campaigns, sales agents, and the operations and financial results of Centers and Associated Centers.

Management
----------

In an effort to provide consumers with widespread access to the BriteSmile LATW system and support the planned growth of the business, since June 1999 the Company has hired additional key management personnel.

Paul A. Boyer was named the Company's Executive Vice President and Chief Financial Officer in October 1999. Prior to joining BriteSmile, Mr. Boyer was Senior Vice President and Chief Financial Officer of Dynatec International, Inc., a manufacturer and marketer of consumer products. Mr. Boyer also served as Director of Finance at Mrs. Field's Original Cookies, Inc., and Chief Financial Officer of Wasatch Education Systems.

In May 2000, Michael P. Whan joined BriteSmile as its President of World Wide Marketing. Prior to joining BriteSmile, Mr. Whan had served as Vice President, General Manager of Taylor Made Golf from 1996 to 2000. From 1987 to 1995 Mr. Whan held various posts at Proctor & Gamble Company, including Director of Marketing, Oral Care and Brand Manager of Crest toothpaste.

June 1999 Equity Financing
--------------------------

Effective June 4, 1999, the Company issued and sold in a private placement 1,355,555 shares of its Common Stock, par value $.001 per share, for aggregate proceeds of $15,000,000. 1,004,043 shares were issued to nine private investors including LCO Investments Limited ("LCO"), the Company's largest shareholder, for $11,120,000. The remaining 351,512 shares were sold to a group of 18 members of senior management, the Company's Board of Directors and a key consultant (collectively, "Management Purchasers") for aggregate consideration of $3,880,000. The purchase price of the shares was $10.95 per share, representing a 5% discount to the average closing price of the Company's Common Stock during the 10-day period immediately prior to June 4, 1999. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased the shares without a discount to the 10-day average closing price, or at $11.525 per share.

CAP Advisers Limited ("CAP"), an entity affiliated with LCO, provided financing for the Management Purchasers in the full amount of the Management Purchasers' purchase price. Terms of the promissory notes signed by Management Purchasers in favor of CAP provide for full recourse, interest free loans due June 3, 2004.

Pursuant to Registration Rights Agreements entered into with the Company, the non-Management Purchasers acquired certain piggyback registration rights (the "Piggyback Registration Rights") to cause the Company to register their shares for offer and sale under the Securities Act of 1933, as amended (the "1933 Act"). Pursuant to Amended and Restated Registration Rights Agreements entered into between the Company and the Management Purchasers, the Management Purchasers acquired Piggyback Registration Rights, and also certain limited demand registration rights.

LCO is a corporation organized under the laws of Guernsey, Channel Islands, and is wholly owned by The ERSE Trust. The sole trustee of The ERSE Trust is CAP, a company organized under the laws of the United Kingdom. Anthony M. Pilaro, a director of the Company, is a director of LCO and Chairman of CAP.

October 1999 LCO Warrant Exercise
---------------------------------

On October 29, 1999, LCO, the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280,000 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

January 2000 Pequot Financing
-----------------------------

On January 18, 2000, the Company sold in a private placement 3,333,333 shares of its Common Stock, par value $.001 per share, for aggregate proceeds of $20,000,000. The purchase price was $6.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares)(collectively, the "Pequot Investors"). Pursuant to a Registration Rights Agreement entered into with the Company, the Pequot Investors acquired both demand and piggyback registration rights under the 1933 Act. Pursuant to a Voting and Co-Sale Agreement entered into between the Company, the Pequot Investors, and LCO, the Company granted to the Pequot Investors the right to designate one person to be appointed to the Board of Directors of the Company, and to be nominated for election as a director in any shareholders meeting at which directors are elected. Recently, the Pequot Investors appointed Mr. Gerald Poch to serve as their designee on the Company's Board of Directors.

June 2000 Note Purchase Financing
---------------------------------

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with seven investors (the "Investors"), pursuant to which the Company has sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $12,083,332 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which is 120% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company will also issue to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 977,616 shares of Common Stock, which have a term of five years and an exercise price of $7.21. The number of shares underlying the Notes and the exercise price of the Warrants are subject to a reset and penalty provision as set forth in the transaction documents.

The Investors are presently affiliates of the Company, and include LCO (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the Investors and the Company, the Company agreed to register with the Securities and Exchange Commission ("SEC"), within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for offer and sale under the Securities Act of 1933, as amended.

The Company is actively negotiating to sell up to an additional $13 million of the Notes to third parties on substantially similar terms. In addition, the Company has received a commitment from 4 directors and shareholders to purchase an additional $9.09 million of the Notes on or before July 31, 2000 if the Company does not sell such amount of Notes to third parties.

Products and Services

Teeth Whitening Services
------------------------

During the fourth fiscal quarter of Fiscal 1999, the Company began offering the LATW system directly to consumers at Centers and on a limited basis through Associated Centers. The BriteSmile LATW service is currently the only service offered by the Company. Management is implementing plans to sell BriteSmile brand post-whitening maintenance products, including toothpaste, mouthwash, and breath mints, to consumers in Centers, Associated Centers and on an E-Commerce site beginning in the fall of 2000. There can be no assurance that the Company will introduce such products or that its customers would favorably receive them.

Market - The estimated $1 billion spent annually in the U.S. for dental bleaching products and services, including in-dental office and take-home bleaching systems, over-the-counter whitening products and whitening toothpastes, currently involves inconvenient and time consuming methods that generally yield mediocre results. The BriteSmile LATW system safely provides maximum whitening results in one and one-half hours. The Company believes that the concept of teeth whitening is becoming increasingly accepted in developed nations around the world. Accordingly, the Company believes that the market for the Company's services includes consumers in the United States and abroad that are inclined to whiten their teeth and have sufficient disposable income to pay the suggested retail price of $500 for the LATW process.

Marketing and Distribution - The Company's services are marketed primarily via consumer advertising. The Company uses radio, newsprint, magazine, website and television to market its LATW procedure. The Company tailors such advertising to the particular local market. The advertisements include a toll free telephone number, which routes incoming calls to the Company's Call Center where the LATW procedure is further described, and a consultation appointment can be scheduled. The Company has retained the services of various advertising agencies to assist in the production and placement of advertising as well as evaluation of its effectiveness. The Company has also retained a nationally recognized firm to assist it in implementing its public relations strategy, which consists principally of building public awareness and establishing brand recognition of its LATW system in areas where Centers and Associated Centers are located.

The Company's LATW services are distributed through retail locations known as "BriteSmile Professional Tooth Whitening Centers" and "BriteSmile Professional Tooth Whitening Associated Centers." Licensed dentists and trained dental assistants provide the LATW service directly to consumers at Centers. Other staff members at Centers are responsible for sales and administrative functions. Associated Centers are located within existing dental offices. The dentist who operates the Associated Center and his staff provide the BriteSmile LATW services at that location. No customer accounted for more than 10% of net sales of the Company in Fiscal 1999 and Fiscal 2000.

Prior to the end of calendar year 1999 the Company marketed and sold its laser-based systems and bleaching chemicals directly to dentists through the Company's internal sales staff, domestic and foreign independent representatives and dental dealers. Sales to consumers were made through dentists who prescribed and administered tooth-whitening treatments. The Company used trade journal advertising, brochures, mailings, trade shows, and high profile dentists to promote its products.

Competition - The Company's LATW process competes with all teeth whitening products and services. Generally, competing products consist of bleaching treatments performed within dental offices, take-home bleaching systems offered by dentists, and over-the-counter bleaching products, including pastes and gels. The Company believes that the LATW system produces superior whitening results in a shorter period of time than any current available system known to the Company. Clinical studies conducted at the University of Medicine and Dentistry of New Jersey, and confirmed by researchers at New York University, indicate that the Company's LATW system, featuring the neutral pH and lower levels of hydrogen peroxide in the Company's proprietary whitening gel, will not soften tooth enamel or damage existing fillings, and is neither caustic nor corrosive. The Company has established a selling price within the range of most professionally administered whitening processes. The Company`s Centers offers whitening service in uniform and attractive salon-type settings intended to differentiate and brand the Company's whitening service as well as create a more enjoyable experience for the consumer. Additionally, the Company is continuing research and development efforts to improve and expand its current LATW system in order to maintain and improve competitive advantages.

Competition from dentist-prescribed home bleaching products is from Opalescence (Ultradent), Nite White (Discus Dental), Platinum (Colgate), NuProGold (Dentsply), Perfecta (American Dental Hygienics), and Rembrandt (DenMat). There continue to be numerous entrants into the in-office tooth whitening market, including Dental/Medical Diagnostic Systems Inc., Kreative, Shafu and DenMat, which also offer both curing light-activated devices and gels. Competition for over-the-counter whitening kits is from Natural White and DenMat, as well as whitening toothpaste producers. Some of the Company's current and potential competitors may have greater financial and marketing resources available to them than the Company.

Sources of Supply - The Company subcontracts the manufacturing of the LATW system and produces its own proprietary disposable goods used in the whitening process. The Company maintains a minimum of two geographically separated sources of supply for proprietary disposable products (i.e., tooth whitening gel) as well as non-proprietary disposable goods. Goods purchased to produce the LATW system and equip the Centers and Associated Centers are in some cases unique and purchased from a single vendor. In those cases the Company believes it could purchase items meeting its design specifications from other vendors within the industry. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Organizational Structure of Centers - A Licensed dentist and licensed dental assistants administer the Company's LATW process at Centers. Generally, the dentist creates a professional corporation (the "PC"), which enters into various agreements with the Company relating to the Center. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, inlcuding administering of the LATW. A Deficit Funding Agreement between the Company and the PC obligates the Company to fund any Center losses by lending necessary funds to the PC which are repayable solely from the assets of the PC, and without recourse against any officer, director, or shareholder of the PC. Under a Security Agreement between the Company and the PC, the PC grants to the Company a security interest in all of the PC's accounts, general intangibles, equipment, and fixtures to secure the PC's obligations under the Deficit Funding Agreement. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers - Associated Centers are located within existing dental offices pursuant to a single Technology Lease (the "Lease Agreement") between the Company and a dentist (the "Associated Center Dentist"). The Lease Agreement specifies the number of systems to be located at the Associated Center; the compensation to be paid to the Company by the Associated Center Dentist; the marketing and promotional activities of the parties; and the obligations of both parties with respect to use and maintenance of the LATW equipment.

Patents, Trademarks and Licenses
--------------------------------

The Company has filed a number of patent applications related to the LATW system which are currently pending, including patent applications related to the composition of the Company's whitening gel, methods of whitening teeth with light tissue isolation barriers, the Company's business method and the Company's unique system of delivery of light to all teeth simultaneously through the Company's gas-plasma light activating device. In addition, the Company has ongoing research and development efforts to improve and expand the Company's current technology, and to develop new tooth whitening compositions and light devices.

Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate. Management generally believes that the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis, than on any legal protection that patents may provide. The Company relies, and will continue to rely, on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees of the Company are required to enter into confidentiality and non-competition agreements to protect the confidential information of the Company. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damage that may be caused by such a breach. The Company incurred $1,748,000 and $3,201,000 of research and development expenses in Fiscal 2000, and 1999, respectively.

The Company owns the rights to the registered trademarks and service marks "BriteSmile" (name and logo).

Government Regulation

The Company's business operations are subject to certain federal, state and local statutes, regulations and ordinances (collectively, "government regulations"), including those governing health and safety. The LATW system is categorized as a Class 1 Medical Device as defined by the Food and Drug Administration ("FDA"). The LATW device is utilized specifically to perform cosmetic dental procedures (teeth whitening); as such, the Company's LATW device is not subject to the customary rules, regulations and oversight by the FDA. There can be no assurance that some or all of the existing government regulations will not change significantly or adversely in the future, or that the Company will not become subject to compliance with additional and stricter government regulations.

Regulation of Dental Practices and Practitioners Generally
----------------------------------------------------------

In most states the Company's teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BriteSmile corporate structure and contractual relationships with PCs that provide LATW services to consumers must be reviewed by, and require the express approval of, that state's agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for the Company's operation of Centers, and there is no assurance that such approvals will be obtained. If such approvals cannot be obtained, the Company will be limited to offering its LATW procedure through Associated Centers. The Company intends to continue to cooperate with state regulatory agencies, and obtain all necessary governmental approvals. Even with such approvals there can be no assurance that future enactments, amendments, or interpretations of government regulations will not be more stringent, and will not require structural, organizational, and operational modifications of the Company's existing and future contractual relationships with PCs which provide LATW services. However, management believes that its present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local regulations.

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

Product Liability
-----------------

The Company may become subject from time to time, to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms that are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business. Product liability insurance for Fiscal 2000 and Fiscal 1999 cost the Company approximately $16,238 and $25,000, respectively.

Employees
---------

As of June 19, 2000, the Company had 124 full-time employees and 57 part-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

Prior Business History
----------------------

The Company began as Ion Laser Technology, a laser manufacturing concern for industrial applications and was incorporated in the state of Utah in June 1984. In 1989 the Company began to focus research and development efforts on the dental market, and by 1996 had commenced commercial introduction to the dental market of a proprietary laser-based tooth whitening system, marketed under the trademark "BriteSmile(R)."

In 1998 the Company abandoned further development, production and sale of the laser-based teeth whitening system and began to focus on the development of a superior method of teeth whitening. The Company's goal was to develop a whitening system that would whiten teeth safely, quickly and effectively in a convenient and comfortable manner. In order to focus on this objective the Company also discontinued the production and sale of lasers and its take-home and in-office whitening reagents and chemical kits.


ITEM 2. DESCRIPTION OF PROPERTY

In November 1999 the Company relocated its corporate offices from Lester, Pennsylvania to Walnut Creek, California. As of September 27, 1999, the Company entered into a lease agreement through April 2007 for its 13,746 square foot corporate office facility in Walnut Creek, California. Approximately 11,246 square feet of the building are used for administration, Call Center and office space, and 2,500 square feet are used for product assembly and warehousing. Aggregate lease payments under the Walnut Creek lease through 2007 would be $1,654,188.

The Company's facilities in Walnut Creek, California are in good repair.

At present the Company has fourteen 14 existing and 3-to-be opened Centers operating under lease agreements in the following locations:

         Lease Site                 Lease Term        Aggregate Lease Payments
         ----------                 ----------        ------------------------

         Boca Raton, FL                   5               $   925,605
         Atlanta, GA                      5                   687,076
         Pasadena, CA                     5                   393,000
         Honolulu, HI                     5                   482,310
         Palo Alto, CA                    5                   468,000
         Coral Gables, FL                 5                   277,000
         Boston, MA                       5                 1,075,000
         Atlanta, GA                      5                   687,076
         Phoenix, AZ                      6                   900,000
         Ft. Lauderdale, FL               7                   592,000
         Irvine, CA                      10                   870,000
         Beverly Hills, CA               10                 1,500,000
         LaJolla, CA                     10                 1,018,000
         Walnut Creek, CA                10                 1,580,000
         Denver, CO                      10                 1,551,325
         Chicago, IL                     10                 2,017,020
         New York, NY                    10                 4,753,922

Each Center lease covers prime street level, retail spaces, approximately 3,000-7,000 square feet each, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment, all in excellent condition.

ITEM 3. LEGAL PROCEEDINGS

In April 2000, Natural White, Inc. and its affiliated corporations filed suit against the Company in the Supreme Court of the State of New York, Erie County. Also named as a defendant in the action was R. Eric Montgomery, a director of the Company and the principal owner of IDEX Dental Sciences. BriteSmile has removed the case to the United States District Court for the Western District of New York. Based upon counsel's opinion, BriteSmile has filed an answer rejecting all claims alleged by the plaintiff.

IDEX licensed certain dental products and technology to Natural White for use outside the professional field. Through Montgomery, BriteSmile was granted a separate license to use tooth whitening products and technology in the professional field. The complaint filed by Natural White alleges that the defendants misappropriated proprietary rights and trade secrets of Natural White, that they interfered with the contract between IDEX and Natural White, and that they have been unjustly enriched as a result of this conduct. The Complaint asserts compensatory damages in excess of $6 million, and also seeks punitive damages and a permanent injunction enjoining the Company from using the IDEX technology licensed to Natural White.

After BriteSmile removed the case to the Federal Court in Buffalo, it filed a motion to transfer venue to Boston, Massachusetts where there is an arbitration and patent infringement claim pending between IDEX and Natural White. Alternatively, BriteSmile filed a motion to dismiss the claims against it on the ground that each of them was legally insufficient as a matter of law. The motions are currently scheduled to be argued in Buffalo on July 26, 2000.

Based upon the opinion of counsel, the Company believes that the suit will be dismissed against BriteSmile. The Company maintains that its LATW Gel is proprietary and unique to the Company, and that it is formulated to be used in conjunction with the Company's proprietary BriteSmile BS2000 and BS3000 gas plasma devices.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2000 the Company held a Special Meeting of Shareholders at its corporate headquarters in Walnut Creek, California. At the meeting the shareholders voted on a proposal to amend and restate in one document the Articles of Incorporation of the Company. The Company proposed the amendments to take advantage of certain corporate law changes adopted in the Revised Utah Business Corporation Act, to simplify and clarify the Company's charter, to facilitate future financings of the Company in general, and in particular, to satisfy a condition precedent to closing the Company's private placement with the Pequot Funds described in Item 1 above -- "Recent Business Developments, January 2000 Pequot Financing." The proposal to adopt the new Amended and Restated Articles of Incorporation was approved by the shareholders by a vote of 14,932,014 shares in favor, 36,951 against, and 9,333 abstaining.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 7, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market System under the Symbol "BSML". Prior to its listing on NASDAQ, from 1995 to April 2000, the Company's Common Stock was listed for trading on the American Stock Exchange (AMEX: BWT). The following table sets forth, for each full quarterly period during the past two fiscal years, and subsequent interim periods for which financial statements are presented in this report, if any, high and low sales price information as reported by AMEX or other electronic services, as the case may be.

                                      High             Low
                                      ----             ---
         1998
         ----
         March 31                   $ 3.625          $ 2.500
         June 30                    $ 3.000          $ 1.000
         September 30               $ 3.375          $ 0.6875
         December 31                $ 3.000          $ 0.875

         1999
         ----
         March 31                   $ 7.375          $ 2.0625
         June 30                    $17.250          $ 4.125
         September 30               $12.000          $ 8.625
         December 31                $11.1875         $ 5.625

         2000
         ----
         April 1                    $13.625          $ 7.125

As of June 19, 2000, there were 281 holders of record of the Company's stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

The Company has not paid any cash dividends on its Common Stock since its inception. The policy of the Board of Directors is to retain earnings to support growth; therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the issuance of shares upon exercise of options or otherwise as reported elsewhere in this report, within the past three years the Company has issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the "1933 Act").

Fiscal 1998 and 1999

On May 8, 1997, the Company sold 428,572 shares of restricted Common Stock and options to purchase 500,000 additional shares of Common Stock to LCO Investments Limited ("LCO") and Richard Braddock for $3,000,000. The options were exercisable at $9.00 per share through May 1, 2007. In addition, the Company repriced certain of the options granted in the March 31, 1996 private placement held by these same investors, so that such options also became exercisable at $9.00 per share.

On May 5, 1998, the Company sold 1,860,465 shares of restricted Common Stock to LCO for $5,000,000. In connection with the sale, the Company also agreed to reprice options to purchase up to 1,173,334 shares of Common Stock previously granted to LCO, such that the purchase price of the shares underlying the then-existing options was changed from $9.00 per share to $4.50 per share. 773,334 of said options are exercisable through March 31, 2006. 400,000 of said options are exercisable through May 1, 2007.

On December 7, 1998, the Company sold 9,302,326 shares of restricted Common Stock to LCO in a private placement for $10,000,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

Fiscal 2000

Effective June 4, 1999, the Company sold 1,355,555 shares of restricted Common Stock in a private placement for $15,000,000. 1,004,043 of the shares were sold to nine private investors, including LCO, for $11,120,000. The remaining 351,512 shares were sold to a group of 18 individuals, including members of senior management, the Company's Board of Directors, and key consultants ("Management Purchasers") for $3,880,000. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers Limited, an entity affiliated with LCO, provided financing for the Management Purchasers. All purchasers acquired certain registration rights.

Effective January 12, 2000, the Company sold in a private placement 77,318 shares of Common Stock to Andrew J. McKelvey for cash proceeds of $463,908, or $6.00 per share. Mr. McKelvey also acquired certain registration rights with respect to the shares. Bradford Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares. See "Certain Relationships and Related Transactions," Item 13, below.

Effective January 12, 2000, the Company sold in a private placement a total of 30,927 shares of Common Stock to Quota Rabbicco II, Ltd., Argonaut Partnership, L.P., and David E. Gerstenhaber for $185,562, or $6.00 per share. The three purchasers also acquired certain registration rights with respect to the shares.

On January 18, 2000, the Company sold in a private placement 3,333,333 shares of its Common Stock, representing 14.2 percent of the Company's total shares outstanding, for aggregate proceeds of $20,000,000. The purchase price was $6.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares)(collectively, the "Pequot Investors"). Pursuant to a Registration Rights Agreement entered into with the Company, the Pequot Investors acquired both demand and piggyback registration rights to cause the Company to register their new shares for offer and sale under the 1933 Act. Pursuant to a Voting and Co-Sale Agreement entered into between the Company, the Pequot Investors, and LOC, the Company granted to the Pequot Investors the right to designate one person to be appointed to the Board of Directors of the Company, and to be nominated for election as a director in any shareholders meeting at which directors are elected. Recently, the Pequot Investors appointed Mr. Gerald Poch to serve as their designee on the Company's Board of Directors.

Fiscal 2001

On June 27, 2000, the Company signed a Securities Purchase Agreement with ten investors, pursuant to which the Company agreed to issue and sell in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $25,000,000. Closing of the Note Offering is scheduled to occur June 29, 2000, subject to the satisfaction of certain customary conditions. See Item 1- Description of Business, Recent Business Developments, June 2000 Note Purchase, above.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

Stock Options and Warrants

Since March 31, 1998, the Company has granted options, some of which have been subsequently forfeited, to purchase up to 4,159,000 shares to approximately 100 employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan"). Additional options or warrants for approximately 1,685,000 shares have been granted to certain vendors and consultants outside the 1997 Plan. The exercise price of the options granted during that period ranges from $1.00 to $13.75 per share. Most of the options vest and become exercisable in increments over time.

The Company has registered with the Securities and Exchange Commission, on Form S-8, up to 4,000,000 million shares of Common Stock subject to stock options which have been or may in the future be granted under the Company's 1997 Plan, and up to 675,000 shares of Common Stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. The Company intends to register with the SEC on Form S-8 such additional shares of Common Stock as will be necessary to cover any additional options granted or to be granted under the Company's 1997 Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

The following table sets forth, for the periods indicated, certain information relating to the operations of the Company. During the fourth quarter of Fiscal 2000, the Company adopted a 52/53-week (4 week - 4 week - 5 week) fiscal calendar. This change necessitated adding one day to the Fiscal 2000 year. Data in the table reflects the consolidated results of the Company for the 52 weeks ended April 1,2000 and March 31, 1999, respectively. All amounts, except share data, in the following table and discussion are in thousands.

                                                 For the 52 Weeks Ended
                                          -------------------------------------
                                                                        % OF
                                                                         CHG
                                                                        FROM
                                           APRIL 1,    MARCH 31,       1999 TO
                                             2000        1999           2000
                                           --------   ---------       ---------
      Statement of Operations Data:
          Center whitening fees, net..     $ 5,838    $     46        12,591.8%
          Associated Center whitening
            fees, net....................    1,970           -           100.0
          Product sales..................      236         501           (52.9)
                                          --------    --------
              Total revenues, net........    8,044         547         1,369.3
                                          --------    --------

      Operating Costs and Expenses:
          Center selling and
            occupancy costs..............   13,849         946         1,364.2
          Selling, general and
            administrative...............   14,498       4,627           213.2
          Research and development
            expenses.....................    1,748       3,201           (45.4)
          Depreciation and amortization..    1,457         123         1,080.0
          Termination benefits,
            impairment charges and
            write-down of assets.........      472       3,555           (86.7)
                                          --------    --------
              Total operating costs and
                Expenses.................   32,024      12,452           157.2
                                          --------    --------

      Other Income (Expense), net:
          Interest expense...............      (26)       (102)          (74.9)
                                          --------    --------
          Interest income................      500         240           108.6
                                          --------    --------
          Income tax expense.............      (11)          -               -
                                          --------    --------
              Net income (loss).......... $(23,516)   $(11,767)           99.7%
                                          =========   ========

The following are explanations of significant period-to-period changes for the 52 weeks ended April 1, 2000 and March 31, 1999:

Revenues

Total Revenues, net. Total net revenues increased by $7,497, or 1,369.3%, to $8,044 for the 52 weeks ended April 1, 2000 from $547 for the 52 weeks ended March 31, 1999.

Center Whitening Fees, net. Center whitening fees, net, increased by $5,792 or 12,591.8% to $5,838 for the 52 weeks ended April 1, 2000 from $46 for the 52 weeks ended March 31, 1999. During the 52 weeks ended April 1, 2000, the Company opened a total of 13 Centers for a total of 14 compared to 1 Center opened during the fourth quarter of the 52 weeks ended March 31, 1999. Center whitening fees are expected to increase during the next twelve months as a result of the planned opening of 6 additional Centers as well as full year operating experience over the next twelve months at existing Centers. Additionally, the Company will continue to refine its marketing strategy to expand consumer awareness within each respective market for which a Center or Centers exist. As a result, management anticipates that the number of procedures performed at each Center will also increase. However, there can be no guarantee that the Company will be successful in executing its marketing strategy or that Center performance would be enhanced. During the 52 weeks ended March 31, 1999, the Company discontinued its laser-based teeth whitening device business. As a result, there were no sales of these devices during the 52 weeks ended March 31, 1999.

Associated Center Whitening Fees. Associated Center whitening fees for the 52 weeks ended April 1, 2000 totaled $1,970. During the 52 weeks ended April 1, 2000, the Company executed contracts with 490 Associated Center locations of which 235 were in operation at April 1, 2000. There are generally 45 days of lead-time between signing an Associated Center Dentist and the performance of paid procedures by the Dentists due to training and shipping requirements. The Company had no Associated Center locations sold or open during the 52 weeks ended March 31, 1999.

The Company is aggressively executing its strategic plan of expanding distribution utilizing its Associated Center model. This plan includes the expansion of strategic partnerships like the Orthodontic Centers of America ("OCA") relationship and other "special dental groups", identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company has planned openings (combined domestic and international) of approximately 1,200 additional Associated Centers over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. Additionally, the Company will continue to refine its marketing strategy to expand consumer awareness within each respective market for which Associated Centers exist. As with the Centers, management anticipates that enhanced consumer awareness will lead to more procedures performed at Associated Centers. Again, there can be no guarantee that the Company will be successful in executing its marketing strategy or that Associated Center performance will be enhanced.

Product Sales. Product sales decreased $265, or 52.9% to $236 for the 52 weeks ended April 1, 2000 from $501 for the 52 weeks ended March 31, 1999. Product sales for the 52 weeks ended April 1, 2000 represent the Company's toothpaste and newly introduced Sonicare toothbrush products sold at Centers. Product sales are expected to increase during the next twelve months as a result of the anticipated introduction of additional oral care products to be sold at Centers, Associated Centers and through an E-Commerce website (to be introduced in fiscal year 2001). Product sales for the 52 weeks ended March 31, 1999 represent chemical products related to laser-based teeth whitening devices that are no longer sold by the Company.


Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased $12,903, or 1,364.2% to $13,849 for the 52 weeks ended April 1, 2000 from $946 for the 52 weeks ended March 31, 1999. The increase was primarily the result of the Company opening 13 Centers during the 52 weeks ended April 1, 2000, for a total of 14 Centers compared to 1 Center opened during the fourth quarter of the 52 weeks ended March 31, 1999. Of this increase, $7,625 was advertising and promotional costs directed to increase consumer awareness, $3,251 related to Center salaries and benefits and $1,259 related to rent at the 14 existing Centers. Center selling and occupancy costs, as a percentage of Center whitening fees was 228.2% for the 52 weeks ended April 1, 2000 compared to 1,085.4% for 52 weeks ended March 31, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers. Center selling and occupancy costs are expected to increase during the next twelve months as a result of the planned opening of 6 additional Centers as well as full year operating experience over the next twelve months at existing Centers. However, Center selling and occupancy costs as a percentage of Center whitening fees are expected to continue to decrease as marketing expenditures in each market is leveraged more effectively across a greater number of Centers. Product cost of sales as a percentage of product sales was 33.8% for the 52 weeks ended April 1, 2000. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products. For the 52 weeks ended March 31, 1999, product cost of sales, represent the chemical products related to the old laser-based teeth whitening devices that are no longer sold by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9,871, or 213.2%, to $14,498 for the 52 weeks ended April 1, 2000 from $4,627 for the 52 weeks ended March 31, 1999. The Company added 53 additional executive, selling and administrative personnel during Fiscal 2000 to effectively execute the Company's business strategy. Additionally, the Company introduced 13 new Centers, 490 Associated Centers, and incurred costs related to the opening of future Centers and Associated Centers.

Included in the selling, general and administrative expenses for the 52 weeks ended April 1, 2000 were $3,505 of advertising, promotional, and call center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists. The Company also incurred $7,649 of professional service costs during the 52 weeks ended April 1, 2000, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. Included in professional service costs are non-cash charges totaling $1,765 for the fair value of stock options granted to various consultants to the Company. The Company expects to issue options to consultants in the future at or above fair market value. The Company also incurred $746 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland, Italy, Holland, France, Singapore and Belgium.

During the 52 weeks ended April 1, 2000, the Company consolidated its Call Center operations from Los Angeles and its general and administrative operations from Lester, Pennsylvania, to its headquarters facility in Walnut Creek. The Company expects to realize savings of approximately $1,000 during the next twelve months as a result of this consolidation. Management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses decreased by $1,453, or 45.4%, to $1,748 for the 52 weeks ended April 1, 2000 from $3,201 for the 52 weeks ended March 31, 1999. This decrease was primarily attributable to the development of the BS3000 LATW system and keycard that was introduced into Associated Centers during the three months ended December 31, 1999. Research and development expenses incurred during the 52 weeks ended March 31, 1999 related to the development of the BS2000 system, which was introduced at the Company's first Center in Walnut Creek, California in February 1999. The Company also incurred expenses related to clinical and efficacy studies, and to develop the Company's next generation of light activated device.

Depreciation and Amortization. Depreciation and amortization increased by $1,334, or 1,080.0% to $1,457 for the 52 weeks ended April 1, 2000 from $123 for the 52 weeks ended March 31, 1999. This increase was primarily attributable to the 14 Centers, and the introduction of the BS3000 system into 235 Associated Centers in operation during the 52 weeks ended April 1, 2000. The Company only had 1 Center in operation during the fourth quarter of the 52 weeks ended March 31, 1999.

Termination Benefits, Impairment Charges and Write-Down of Assets. Termination of benefits, impairment charges and write-down of assets decreased by $3,083, or 86.7% to $472 for the 52 weeks ended April 1, 2000 from $3,555 for the 52 weeks ended March 31, 1999. During the 52 weeks ended April 1, 2000, the Company recorded a $472 charge related to the relocation of its Lester, Pennsylvania office to California. These costs consisted primarily of lease termination accruals and employee severance.

During the 52 weeks ended March 31, 1999, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based device, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the tooth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200 was established and charged to expense during the three-month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200 to former employees. In October

1998, the Company discontinued sales of take-home and in-office tooth whitening chemical products as a result of management's shift in focus to the LATW technology to be distributed at Centers and Associated Centers.

In addition to employee termination costs, the Company recorded other charges of $2,927 in the 52 weeks ended March 31, 1999. These charges include the write-down of $418 of inventories classified as cost of products sold, the impairment and write-down of patents and a joint venture related to discontinued technology (assets which will provide limited or no future benefit to the Company) for $657, settlement of canceled purchase commitments for $402, write-down on assets available for sale at fair value for $367, property write-downs and losses on sale of properties for $425, and $658 of charges related to uncollectable accounts receivable and accrued expenses associated with discontinued product lines.

Total Operating Costs and Expenses. Total operating costs and expenses increased by $19,572, or 157.2%, to $32,024 for the 52 weeks ended April 1, 2000 from $12,452 for the 52 weeks ended March 31, 1999, for the reasons discussed above.

Interest Expense. Interest expense decreased $76, or 74.9%, to $26 for the 52 weeks ended April 1, 2000 from $102 for the 52 weeks ended March 31, 1999. Interest expense consisted primarily of mortgage interest paid on the Company's former headquarters facility.

Interest Income. Interest income increased $260, or 108.6%, to $500 for the 52 weeks ended April 1, 2000 from $240 for the 52 weeks ended March 31, 1999. This increase was primarily related to increased average available cash on-hand to invest.

Net Loss. The net loss increased by $11,749, or 99.7%, to $23,516 for the 52 weeks ended April 1, 2000 from $11,676 for the 52 weeks ended March 31, 1999, due to a combination of the factors described above.


Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of common stock. At April 1, 2000, the Company had $10,969 of cash and cash equivalents. The Company is in the early stages of opening Centers and Associated Centers. As of April 1, 2000, the Company has opened 14 Centers and has planned openings of 6 additional Centers. As of April 1, 2000, the Company has executed contracts with 490 Associated Centers with 235 Associated Centers in operation. The Company expects to open additional Centers and sign contract for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources, ability to secure leases for its Centers and acceptance by the consumer and Associated Center Dentists of the Company's LATW services. Currently, the Centers and Associated Centers that are open are operating at a loss. The Company expects that operating losses will continue through the fiscal year ending March 31, 2001. The Company expects capital expenditures to be approximately $15,578 during the next twelve months. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures and for other general corporate purposes. In particular, the Company plans to use its cash to finance its marketing strategy, to build out 6 additional BriteSmile Centers and to fund the production of additional BS3000 devices for Associated Centers as a result of the Company's planned expansion of its business platform.

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with seven investors pursuant to which the Company has sold $12,083,332 of its 5% Subordinated Convertible Notes due June 29, 2005. See below, and in Item 1, "Recent Business Developments -- June 2000 Note Purchase Financing" herein. the Company is actively negotiating to sell up to an additional $13 million of the Notes to third parties on substantially similar terms. In addition, the Company has received a commitment from 4 directors and shareholders to purchase an additional $9.09 million of the Notes on or before July 31, 2000 if the Company does not sell such amount of Notes to third parties. Accordingly, in the opinion of management, the Company will have adequate debt and equity capital resources to pursue its goals in the next twelve months. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels or that cost savings from consolidation efforts can be achieved. Accordingly, the Company may choose to defer capital expenditure plans and extend vendor payments for additional cash flow flexibility.

In April 1999 the Company sold the building and land formerly used as its corporate headquarters in Salt Lake City, Utah and classified as held for sale in the March 31, 1999 consolidated balance sheet. The $1,260 of net proceeds from the sale were used primarily to repay outstanding mortgages on the property that totaled $797.

In June 1999 the Company completed a private placement of 1,355,555 shares of its common stock for $15,000. 1,004,043 shares were sold to private investors, and the remaining 351,512 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants.

On October 29, 1999, LCO Investments Limited ("LCO"), the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares of its common stock for aggregate proceeds of $20,000. The purchase price was $6.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

Effective February 1, 2000, the Company issued an aggregate 30,927 shares of restricted common stock to three affiliated purchasers (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $186.

Effective February 1, 2000, the Company issued an aggregate 77,318 shares of restricted common stock to Andrew J. McKelvey, an affiliated purchaser, in a private placement for cash proceeds to the Company of $464.

On May 26, 2000, the Company entered into a Revolving Credit Line Agreement (the "Credit Facility") with Bank of Hawaii. Under the Credit Facility, the Company may borrow from time to time through May 25, 2001 up to $2 million outstanding at any one time. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank facilitated by an entity affiliated with the Company. The Credit Facility requires monthly payments to the Bank of interest only, with all principal and accrued interest due May 25, 2001. To date, the Company has no borrowings under the Credit Facility.

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with seven investors (the "Investors"), pursuant to which the Company sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $12,083 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which is 120% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company will also issue to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 977,616 shares of Common Stock, which have a term of five years and an exercise price of $7.21. The number of shares underlying the Notes and the exercise price of the Warrants are subject to a reset and penalty provision as set forth in the transaction documents.

The Investors are presently affiliates of the Company and include LCO (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the Investors and the Company, the Company agreed to register with the SEC, within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for offer and sale under the Securities Act of 1933, as amended.

The Company is actively negotiating to sell up to an additional $13 million of the Notes to third parties on substantially similar terms. In addition, the Company has received a commitment from 4 directors and shareholders to purchase an additional $9.09 million of the Notes on or before July 31, 2000 if the Company does not sell such amount of Notes to third parties.

April 1, 2000 Compared to March 31, 1999

As of April 1, 2000, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $12,150, an increase of 93.6%, or $5,875, from March 31, 1999 when liquid assets were $6,275. Cash increased $4,496, or 76.9%, to $10,696 at April 1, 2000 from $6,200 at March 31, 1999. This increase in cash was primarily the result of the recent $20,000 equity contribution received in January 2000. Trade accounts receivable increased $1,106, or 1,475.4%, to $1,181 at April 1, 2000 from $75 at March 31, 1999. This increase is primarily the result of the introduction of the BS3000 system and keycard to Associated Centers, the increased number of Associated Centers in operation during the 52 weeks ended April 1, 2000 and the increased key card re-orders received during the period.

Current assets increased by $7,148, or 90.8%, to $15,018 at April 1, 2000 from $7,870 at March 31, 1999. This increase was primarily the result of an increase in cash of $4,496 and accounts receivable of $1,106, described above, as well as an increase in inventory of $1,175 resulting from increased production of the BS3000 device being shipped into Associated Center locations. This increase was offset in part by a decrease in assets held for sale of $1,260.

Long-term assets increased $14,810, or 578.0%, to $17,372 at April 1, 2000 from $2,562 at March 31, 1999. This increase was primarily the result of leasehold improvements at the 14 Centers in operation and additional Centers under construction, the shipment of 235 BS3000 devices and the purchase of computer and related equipment during the 52 weeks ended April 1, 2000.

Current liabilities decreased by $224, or 5.1%, to $4,149 at April 1, 2000 from $4,372 at March 31, 1999. This decrease was primarily the result of a decrease in trade accounts payable of $168 and a decrease of $797 in current portion of long-term debt as a result of the repayment of outstanding mortgages on the property held for sale which was previously the Company's corporate headquarters in Salt Lake City, Utah. These decreases were offset in part by increases in accrued legal fees of $97, accrued gift certificate liability of $123 and accrued sales tax liability of $161.

The Company's working capital increased by $7,371, or 210.7% to $10,869 at April 1, 2000 from $3,498 at March 31, 1999, for the reasons described above.

The Company used net cash of $23,754 in operating activities during the fiscal year ended April 1, 2000, primarily as a result of the net loss incurred during the period.

The Company used net cash of $13,578 in investing activities during the fiscal year ended April 1, 2000, primarily for capital expenditures relating to the Company's expansion efforts in Centers and Associated Centers.

The Company provided net cash of $42,101 from financing activities during the 52 weeks ended April 1, 2000, primarily due to the successful completion of several private placements of an aggregate of 5,862,222 shares of its common stock for proceeds of $40,285. Additionally, the Company issued an aggregate 108,245 shares of restricted common stock for cash proceeds of $650.

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

Seasonality

The Company does not believe that its business follows seasonal trends. However, because certain of the Company's Centers are located within a mall or retail environment, the potential for seasonality exists. The Company does believe that its business is, to a limited extent, impacted on or around Holidays. As a result, the Company's sales performance could potentially be affected by seasonal trends.

Forward Looking Statements

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's SEC filings are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

         o Government regulation of the Company's products and teeth whitening procedures, including: (i) current restrictions or controls on the practice of dentistry by general business corporations, and (ii) future, unknown enactments or interpretations of current regulations which could, in the future, affect the Company's operational structure and relationships with licensed dentists;

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

         o Unproven market for the Company's new whitening products, whitening process, "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods; and

         o        Lack of product diversity.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-19.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this report:

NAME                        AGE    CURRENT POSITION(S)/1/
----                        ---    ----------------------

John Reed                   59     Chief Executive Officer and Director
Paul Dawson                 44     Chief Executive Officer of BriteSmile
                                   International Limited, a subsidiary of the
                                   Company
Linda S. Oubre              41     President, Chief Administrative Officer and
                                   Director
Andrew Hofmeister           40     President, Associated Center Division
Michael Whan                35     President Worldwide Marketing
Paul A. Boyer               36     Executive Vice-President, Chief Financial
                                   Officer and Secretary
Stephen Miller              52     Executive Vice-President, Real Estate
                                   and Construction
Anthony M. Pilaro           64     Chairman of the Board
R. Eric Montgomery          45     Director since May, 1998
Jennifer Scott              36     Director since November, 1998
Peter Schecter              40     Director since June, 1999
Bradford G. Peters          32     Director since December, 1999
Harry Thompson              70     Director since December, 1999
Gerald Poch                 53     Director since May, 2000
Dr. Gasper Lazzara, Jr.     58     Director since May 2000

----------
/1/ All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire fiscal year ended April 1, 2000 through the date of this report. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

John Reed

Prior to joining the Company as its Chief Executive Officer, Mr. Reed was Chairman of the Pacific Retailing Division of Duty Free Shoppers Group Limited ("DFS"), the world's leading specialty retailer catering to international travelers. At DFS he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1982 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Departments Stores and John Wanamaker.

Paul A. Boyer

Paul Boyer was named the Company's Executive Vice President and Chief Financial Officer in October 1999. Prior to joining BriteSmile, Mr. Boyer was Senior Vice President and Chief Financial Officer of Dynatec International, Inc., a manufacturer and marketer of consumer products. While at Dynatec, he was directly responsible for all financing, accounting and operations of that company, including manufacturing, purchasing, production and information systems. Mr. Boyer also served as Director of Finance at Mrs. Field's Original Cookies, Inc., where his responsibilities included that company's merger and acquisition activity, treasury functions, financial forecasting, budgeting, planning and analysis. Previously, Mr. Boyer was Chief Financial Officer of Wasatch Education Systems. During his six and one half tenure at Wasatch, he handled all accounting and financial activities and steered the company though a successful public offering. Mr. Boyer received his BS degree and an MBA in Accountancy from San Diego State University.

Paul Dawson

Mr. Dawson, prior to joining the Company's subsidiary, BriteSmile International as its Chief Executive Officer, was Chief Executive Officer of Camus International, a global marketer of luxury goods. During his nine-year tenure with Camus, he spearheaded an aggressive worldwide market expansion program of the company's premium cognac market. Prior to Camus, Mr. Dawson held the position of Engagement Manager at McKinsey & Company, an international consulting firm. While at McKinsey, he advised a broad range of multinational consumer companies on international expansion strategies. Mr. Dawson has lived and worked in the United States, Europe, Asia and the Middle East. He holds masters degrees from Cambridge University and UC Berkeley, and an MBA from Stanford University.

Linda S. Oubre

Linda S. Oubre commenced serving as a director of the Company in May 1998. In July 1998, she was named to the position of President, Chief Administrative Officer of the Company. In August 1998 she has also functioned as President of the Company's Whitening Center Division. Prior to joining the Company, Ms. Oubre served for 3 years as President of Tri Com Ventures in Walnut Creek, California. Tri Com specialized in new venture planning and implementation consulting. At Tri Com, Ms. Oubre's clients included McGraw Hill's Business Week Magazine, Prodigy Online Service, and the United Nations Business Development Project in the Republic of Belarus. Prior to starting Tri Com Ventures in 1996, Ms. Oubre was General Manager, New Business Development, for the Los Angeles Times, and also served as Director of Operations for Walt Disney's Consumer Products Division and Manager of Financial Planning for the Times Mirror Company. She has also been a visiting instructor at the Wharton Business School. Ms. Oubre' is a graduate of the University of California, Los Angeles and received her MBA from the Harvard Business School.

Andrew Hofmeister

Mr. Hofmeister joined BriteSmile in August 1998. He currently serves as President of BriteSmile's Associated Center Division. Prior to joining BriteSmile, Mr. Hofmeister was Chief Executive Officer of Excimer Vision Leasing L.P., a partnership engaged in the business of leasing Excimer laser systems, and a former director of the Company prior to its relocation from Salt Lake City to Lester, Pennsylvania. From 1989 to 1995 he was a consultant for McKinsey & Company, specializing in retail and consumer products. Mr. Hofmeister is a graduate of St. Olaf College and the Stanford Graduate School of Business.

Stephen Miller

Prior to joining BriteSmile in May 1999 as it Executive Vice President, Real Estate and Construction, Mr. Miller was for 11 years Vice President of Facility Development for DFS. While at DFS, Mr. Miller was responsible for the development of the flagship retail gallerias, high-end boutiques, duty free stores and entertainment complexes in the U.S., Oceania and the Pacific. Prior to DFS, Mr. Miller was Senior Vice President of Commercial and Industrial Development for Castle and Cooke, Inc. where for 17 years he was responsible for commercial, industrial and retail development for Hawaii's second largest private landowner.

Michael P. Whan

Mr. Whan joined BriteSmile as its President of World Wide Marketing in May 2000. Prior to joining BriteSmile, Mr. Whan had served as Vice President, General Manager of Taylor Made Golf from 1996 to 2000. From 1987 to 1995 Mr. Whan held various posts at Proctor & Gamble Company, including Director of Marketing, oral care and Brand Manager of Crest toothpaste. Mr. Whan is a graduate of Miami
(Ohio) University.

Anthony M. Pilaro

Mr. Pilaro has been a director of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited which maintains offices in Dublin, Ireland. He is also founder, principal owner and Chairman of Excimer Vision Leasing L.P., a partnership engaged in the business of leasing Excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of DFS and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia `57, and the University of Virginia Law School `60, Mr. Pilaro practiced law in New York City through 1964.

Gerald Poch

Mr. Poch is currently serving as Managing Director of Pequot Capital Management, Inc. He joined the Pequot family of funds as a Principal in 1998. Mr. Poch was the former Chairman, President and CEO of GE Capital Information Technology Solutions ("ITS"), and before ITS, founder, Co-Chairman and Co-President of AmeriData Technologies, Inc. (NYSE:ADA) until its acquisition by GE Capital in 1996. From 1979 until 1983 he was Senior Vice President of TIE/Communications, Inc. and President of Technicom, Inc., two public telecommunications companies. Mr. Poch graduated Cum Laude from Boston University School of Law where he was Managing Editor of the Law Review. He is admitted to practice law in the District of Columbia, New York, and Massachusetts.

Dr. Gasper Lazzara, Jr.

Dr. Gasper Lazzara, Jr. has served as Chairman of the Board and a director of the Orthodontic Centers of America, Inc. ("OCA") since its inception in July 1994. He has served as Co-Chief Executive Officer of Orthodontic Centers since September 1998, and he served as Chief Executive Officer of OCA from July 1994 to September 1998. Dr. Lazzara also served as President of OCA from July 1994 to June 1997. From 1989 to 1994, Dr. Lazzara served as President or Managing Partner of certain predecessor entities of OCA. He is a licensed orthodontist and, prior to founding OCA, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

R. Eric Montgomery

Mr. Montgomery has been a director of the Company since May 1998. He is an experienced consultant, researcher and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Previously, from November 1997 until May 1998, he served as an independent consultant to the Company through Applied Dental Sciences, Inc. (Monterey, MA), the oral care products research and development firm of which he has been President since 1992. Mr. Montgomery is also the Founding Manager and President of OraCeutical LLC (Lee, MA), an organization dedicated to the development of next generation products for use in the professional dental office. Oraceutical is currently under contract with the Company to provide technology development services. Mr. Montgomery's organizations have developed products for companies including The Dial Corporation, Natural White, Virbac SA, ProHealth Laboratories, OPI Products, American Dental Hygienics, and Boots PLC. Mr. Montgomery is also President of IDEX Dental Sciences, Inc. (Lee, MA), an intellectual property-holding firm established by Mr. Montgomery in March 1996.

Brad Peters

Mr. Peters has been a director of the Company since December 1999. He is the President of Blackfin Capital, a privately held investment company based in New York. Prior to founding Blackfin Capital, from July 1993 to June 1998, Mr. Peters was with Morgan Stanley Private Wealth Management Group. Mr. Peters holds an MBA degree from Duke University.

Harry Thompson

Mr. Thompson has served as a director of the Company since December 1999. Mr. Thompson is currently the President of The Strategy Group and Managing Director of Swiss Army Brands, Inc. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world's leading advertising groups. Mr. Thompson also has served as either manager or chairman of several telecommunication companies of The Galesi Group. Mr. Thompson holds an MBA degree from Harvard Business School. Currently, Mr. Thompson is a director of Schwinn/GT Corp.

Peter Schecter

Mr. Schecter was appointed a director of the Company in July 1999. Mr. Schechter is a founder of Chlopak, Leonard, Schechter and Associates, an international communications consulting firm. Previously, Mr. Schecter was Managing Director in charge of international business at the Sawyer/Miller Group, specializing in the management of international financial issues, political campaigns and country image programs. A graduate of the School of Advanced International Studies at Johns Hopkins University, Mr. Schecter has lived in Europe and Latin America and has extensive experience in the area of governmental relations. He is fluent in six languages.

Jennifer Scott

Ms. Scott was appointed a director of the Company in November 1998. In her current position at Applied Research and Consulting LLC in New York City, Ms. Scott conducts public opinion research for clients that have included Liz Claiborne, the Disney Channel, and Ameritech. She has also served as Senior Vice President at Shepardson, Stern and Kaminsky, and Senior Vice President at KRC Research and Consulting. Her areas of expertise include issues communications, corporate positioning, branding, educational media development and advertising. Ms. Scott holds a BA in Political Science and Psychology (summa cum laude) and a BA Honors in Political Science (summa cum laude) from the University of Natal in South Africa. She received her Ph.D. in Political Science from Oxford University in England.

Significant Employees or Consultants
------------------------------------

Dr. John W. Warner

Dr. Warner accepted the position of Research and Development Director for the Company in May 1998. Mr. Warner is an experienced research and technology consultant and entrepreneur who was one of the leading contributors to the development of ophthalmic applications of laser technology. Dr. Warner leads the Company's assessment of existing products and LATW development efforts at research and development facilities established by the Company in Evanston, Illinois. Dr. Warner has served as a consultant to Northwestern University in the areas of technology development and commercialization. From March 1986 to December 1990 he was the founder and CEO of Taunton Technologies, Inc., a predecessor of VISX, Inc., engaged in the business of developing and manufacturing Excimer laser systems to perform ophthalmic surgery.

Salim A. Nathoo, D.D.S.

Dr. Nathoo was formerly employed by Colgate-Palmolive Co. as a Senior Researcher from 1990 to 1998 and was a key member in the successful worldwide launch of the Colgate Whitening program during his tenure there. Dr. Nathoo has lectured globally on both the clinical and scientific aspects of teeth whitening, and he is recognized as one of the leading authorities on the subject. Dr. Nathoo is one of the founders of Oral Health Clinical Services, LLC ("Oral Health"). The Company has entered into a consulting agreement with Oral Health in order to assist the Company in obtaining an American Dental Association ("ADA") seal of approval for its LATW system. Dr. Nathoo holds both a PhD and DDS from New York University, and has published over 40 papers in major scientific journals.

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

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended April 1, 2000, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows (all such transactions have since been reported to the SEC on Form 5 reports filed in May and June, 2000): Form 4 report of A. Hofmeister for reporting transaction in June 1999; Form 3 report of H. Thompson for reporting transaction in August 1999; Form 3 and two Form 4 reports of S. Miller for reporting transactions in February, March, June and October 1999; Form 3 report of A. Flint for reporting transactions in August and November 1999; Form 3 report of
P. Schecter for reporting transactions in April and July 1999; Form 3 report of
B. Peters for reporting transactions in June 1999 and January 2000.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended April 1, 2000, that has not been filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the past three fiscal years to each person who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 2000, and to the Company's four most highly compensated executive officers in fiscal 2000 other than the CEO. The Company appointed Richard V. Trefz as President and CEO, effective June 1, 1998. Mr. Trefz served as CEO through December 1998. Effective June 1999, the Company appointed John L. Reed as its new President and CEO.

                           Summary Compensation Table

                                                                              Long Term
                                                                            Compensation
                                                                            ------------
                                                           Annual
                                                        Compensation           Awards
                                                        ------------        ------------

                                                                             Securities
                                                                             Underlying
                Name and                  Fiscal                              Options/
                Principal Position         Year          Salary ($)           SARs (#)
                ------------------        ------        ------------        ------------
                John L. Reed               2000            $201,923         250,000/(1)/
                  President and CEO        1999                 -0-/(1)/    750,000/(2)/

                Paul Dawson                2000            $167,723         200,000/(3)/
                  CEO, BriteSmile          1999                 -0-/(3)/        -0-/(4)/
                  International, Ltd.

                Richard V. Trefz           2000             250,000          20,000/(5)/
                  President,               1999             157,635         225,000/(6)/
                  Manufacturing

                Linda S. Oubre             2000             176,058          25,000/(7)/
                  President, Chief         1999             117,883         200,000/(8)/
                  Administrative Officer

                Andrew J. Hofmeister       2000             157,500          75,000/(9)/
                  President, Associated    1999              97,464         150,000/(10)/
                  Center Division

----------

/1/ 83,333 of which are vested, 83,333 of which vest on March 24, 2001, and 83,334 of which vest on March 24, 2002.

/2/ Mr. Reed received no cash compensation from the Company in fiscal 1999. Prior to commencing full-time work for the Company at the Company's offices, Mr. Reed performed occasional services for the Company beginning January 1999. Mr. Reed's employment contract with the Company provides for an annual salary of $250,000, commencing June 1999, and options to purchase 750,000 shares granted January 1999, 250,000 of which are vested, the remainder of which vest 100,000 per year beginning July 22, 2000.

/3/      All of which options vest and become exercisable on November 1, 2000.

/4/ Mr. Dawson received no compensation from the Company in fiscal 1999. Mr. Dawson's employment contract with the Company, effective April 19, 1999, provides for an annual salary of $200,000, and options to purchase 300,000 shares, 140,000 of which are vested, the balance of which vest 40,000 per year beginning April 19, 2001.

/5/ Mr. Trefz' employment with the Company terminated as of May 31, 2000. In connection therewith the 20,000 options granted to Mr. Trefz in fiscal year 2000 were cancelled.

/6/ Mr. Trefz' employment with the Company terminated as of May 31, 2000. Of the 225,000 options granted in 1999, 105,000 are vested and are exercisable until May 7, 2008. The balance were cancelled in connection with Mr. Trefz' termination of employment.

/7/      All of which options vest and become exercisable on November 1, 2000.

/8/ 80,000 of which are vested, the balance of which vest 30,000 per year beginning July 1, 2000.

/9/ 18,000 of which are vested, 32,000 of which vest 8,000 per year beginning May 19, 2001, and 25,000 of which vest on November 1, 2000.

/10/ 58,000 of which are vested, 60,000 of which vest in increments of 15,000 each year beginning August 1, 2000; 32,000 of which vest in increments of 8,000 each year beginning March 2, 2001.

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                     OPTION / SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS


                                       Number of         % of Total
                                       Securities       Options/SARs
                                       Underlying        Granted to     Exercise or
                                      Options/SARs      Employees in     Base Price     Expiration
                Name                   Granted (#)      Fiscal Year(1)   ($/Share)         Date
          --------------------        ------------      --------------  ------------    ----------
          John L. Reed                250,000(2)           13.2%          $ 9.250        03-24-10
          Paul Dawson                  20,000(3)            1.2%          $ 5.875        11-01-09
          Richard V. Trefz             20,000(3)            1.2%          $ 5.875        11-01-09
          Linda S. Oubre               25,000(3)            1.5%          $ 5.875        11-01-09
          Andrew J. Hofmeister         25,000(3)            1.5%          $ 5.875        11-01-09
          Andrew J. Hofmeister         50,000(4)            3.0%          $13.395        05-19-09

----------
(1) Based upon options to purchase a total of 1,890,500 shares granted by the Company to employees of the Company during the fiscal year ended April 1, 2000.

(2) 83,333 of which are vested, 83,333 of which vest on March 24, 2001, and 83,334 of which vest on March 24, 2002.

(3) These options vest and become exercisable on November 1, 2000 (after one year from the date of grant), conditioned on continued employment with the Company.

(4) 18,000 of which are vested, the balance to vest 8,000 per year beginning 5-19-01, conditioned on continued employment with the Company.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                         AND APRIL 1, 2000 OPTION VALUES

                                                              Number of Securities
                                                             Underlying Unexercised         Value of Unexercised
                                  Shares        Value              Options at              In-the-Money Options at
                                Acquired on   Realized          April 1, 2000/1/                April 1, 2000/1/
          Name                 Exercise (#)     ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
   --------------------       ------------    --------      -------------------------     -------------------------
   John L. Reed                     0             0               350,000/650,000            $2,471,875/$2,903,125
   Paul Dawson                      0             0               140,000/180,000              $498,750/$643,750
   Richard V. Trefz                 0             0               105,000/120,000(2)           $820,312/0
   Linda S. Oubre                   0             0                80,000/145,000              $625,000/$1,029,687
   Andrew J. Hofmeister             0             0                86,000/149,000              $451,699/$778,937

--------------

/1/ Potential unrealized value is calculated as the fair market value at March 31, 2000 ($9.5625 per share), less the option exercise price, times the number of shares.

/2/ Mr. Trefz' employment with the Company terminated effective May 31, 2000. In connection with the termination, Mr. Trefz retained options to purchase 105,000 shares of the Company. All other unvested options held by Mr. Trefz were canceled.

Compensation of Directors

Outside directors of the Company (non-employees, non-consultants) receive options to purchase 20,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed.

Certain directors of the Company have been granted Units of Company equity participation by LCO. As of May 11, 1998, LCO adopted an Incentive Compensation Plan (the "LCO Plan"). Under the LCO Plan, certain key employees, consultants or directors of the Company may be given the opportunity to benefit from the appreciation in the value of the LCO's present equity holdings in the Company. Such appreciation rights are granted by way of incentive compensation units ("Units"), whose value is determined by the increase in value of LCO's present holdings of Company Common Stock above a prescribed base value of $4.75 per share. Each Unit represents a percentage interest (determined by the total number of Units granted under the LCO Plan) in such increase in value of LCO's holdings. LCO has granted Units to the following directors or former directors of the Company as incentive compensation: John Reed, Richard Trefz, Brian Delaney, and Linda Oubre. Rich Trefz interest in the LCO plan has been paid out and Mr. Trefz has no further interest in the LCO plan or rights thereunder.

Pursuant to an agreement in effect from November, 1997 through May 1998, Richard Trefz received compensation from a Company affiliate, CAP Advisers Limited ("CAP"), related to Mr. Trefz' service as a director of the Company. During the period the agreement was in force, Mr. Trefz received a consulting fee paid by CAP of $25,000.

Employment Contracts and Termination of Employment Arrangements

Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

John Reed
---------

Pursuant to a letter agreement between the Company and John Reed dated January 20, 1999, Mr. Reed agreed to serve as Chief Executive Officer of the Company. The agreement provides that the Company will pay Mr. Reed $250,000 a year for his services. Mr. Reed also received options to purchase 750,000 shares of the Company's common stock at the closing price on the date of the agreement. Mr. Reed's employment began full-time and on location on June 2, 1999. On March 24, 2000, Mr. Reed was granted options to purchase 250,000 shares of the Company's common stock at the closing price on that date.

Linda Oubre
-----------

The Company entered into an employment agreement with Linda Oubre on January 22, 1999. Under the terms of the agreement, Ms. Oubre currently serves as President, Chief Administrative Officer. The initial term of the agreement is from January 22, 1999 through June 30, 2000. Her employment with the Company will continue on an at-will basis thereafter. The Company paid Ms. Oubre $165,000 per annum from January 22, 1999 through June 30,1999 and $175,000 per annum from July 1, 1999 through June 30, 2000. On July 1, 2000, Ms. Oubre's salary will increase to $200,000 per annum. Ms. Oubre is eligible to receive bonus compensation under such cash bonus plan as the Company may adopt for its key executives. If no such plan is adopted, Ms. Oubre will be eligible for bonus compensation based on the attainment of annual profitability and management objectives relating to the Company's Center Division as agreed upon by Ms. Oubre and the Company. Ms. Oubre was also granted options to purchase 200,000 shares of the Company's common stock at $1.75 per share. Options to purchase 80,000 of the 200,000 shares have vested and are currently exercisable; the right to purchase an additional 30,000 of such shares will vest each of July 1, 2000, July 1, 2001, July 1, 2002 and July 1, 2003 if Ms. Oubre has remained in the employ of the Company from the date of the agreement to such date.

Paul Dawson
-----------

BriteSmile International, Ltd. entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson has served as Chief Executive Officer of BriteSmile International, a wholly-owned subsidiary of the Company. The Company pays Mr. Dawson $16,666 per month for his services. Mr. Dawson is eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated international area. The bonus will be paid in cash and Common Stock of the Company. In addition, Mr. Dawson received options to purchase 300,000 shares of the Company's common stock at the closing price on the date of the agreement. Options to purchase 100,000 shares vested on the date of the agreement. The remaining 200,000 options vest in equal installments over the next five years.

Richard V. Trefz
----------------

The Company entered into an employment agreement with Richard Trefz in May 1998, initially as President and CEO of the Company. The term of the agreement was from May 1998 to May 31, 2000. The Company did not renew Mr. Trefz' employment at May 31, 2000 and the employment agreement terminated. The employment agreement provided for a salary of $250,000 per year and options to purchase 225,000 shares of the Company's common stock at $1.75 per share. Mr. Trefz was entitled to participate in all employee insurance and other fringe benefit programs.

In connection with his termination of employment as of May 31, 2000, Mr. Trefz retained the right to exercise 105,000 of the 225,000 options granted in May 1998. The balance of Mr. Trefz' options were cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of June 19, 2000 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and any other executive officer of the Company whose compensation is required to be reported in Item 10 of this Report, and
(iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address                                             Number of Shares      Percent of Outstanding
                                                               Beneficially               Shares/(2)/
                                                                 Owned/(1)/
                      Executive Officers and Directors

Paul Dawson                                                        367,397/(3)/               1.5%
36 Fitzwilliam Place
Dublin 2, Ireland

Andrew J. Hofmeister                                               123,397/(4)/                 *
490 North Wiget Lane
Walnut Creek, CA 94598

Dr. Gasper Lazzara, Jr.                                                  0                      *
Orthodontic Centers of America
500 Sawgrass Village Circle
Ponte Verdra Beach, Florida 32082

R. Eric Montgomery                                                 265,957                    1.1%
29 Fairview Road
P. O. Box 487
Monterey, MA  01245



Linda S. Oubre                                                     105,331/(5)/                 *
490 North Wiget Lane
Walnut Creek, CA  94598

Bradford Peters                                                    533,939/(6)/               2.2%
Blackfin Capital
1633 Broadway, 33rd Floor
New York, New York 10019

Anthony M. Pilaro                                               12,429,438/(7)/              51.9
36 Fitzwilliam Place
Dublin 2, IRELAND

Gerald Poch                                                      3,333,333/(8)/              13.9%
Pequot Capital Management, Inc.
500 Nyala Farm Road
Westport, CT 06880

John L. Reed                                                     1,175,900/(9)/               4.9%
490 North Wiget Lane
Walnut Creek, CA 94598

Peter Schecter                                                      22,000/(10)/                *
Chlopak Leonard Schecter & Assoc.
1850 M Street, N.W., #550
Washington, D.C. 20036

Jennifer Scott                                                      40,423/(11)/                *
Applied Research & Consulting LLC
295 Lafayette Street, 5th Floor
New York, NY 10012

Harry Thompson                                                     100,000/(12)/                *
169 E. 78th Street
New York, New York 10021

Richard V. Trefz                                                   152,831/(13)/                *
Airport Business Center
200 Diplomat Drive, Bay 204
Lester, PA  19113

All Officers and Directors as a Group (17 persons)              18,954,742/(14)/             74.4%



                              5% Beneficial Owners

LCO Investments Limited                                         12,429,438/(15)/             51.9%
Canada Court
Upland Road
St. Peter Port
Guernsey
Channel Islands

Pequot Capital Funds                                             3,333,333/(9)/              13.9%
c/o Pequot Capital Management, Inc.
500 Nyala Farm Road
Westport, CT 06880

-----------------

*        Constitutes less than 1%.

/1/ Includes any options or warrants to purchase share which are presently exercisable or exercisable within 60 days.

/2/ All percentages are calculated based upon a total number of shares outstanding which includes 23,970,685 shares of the Company issued and outstanding as of June 19, 2000, plus that number of options presently exercisable or exercisable within 60 days by the named security holder.

/3/ Includes 227,397 shares owned beneficially, and 140,000 shares which Mr. Dawson has the right to acquire upon the exercise of vested options at $6.00 per share.

/4/ Includes 37,397 shares owned beneficially, options to purchase 5,000 shares exercisable at $9.00 per share, options to purchase 5,000 shares exercisable at 6.81 per share, options to purchase 40,000 shares presently exercisable at $1.75 per share, options to purchase 18,000 shares presently exercisable at $2.75 per share and options to purchase 18,000 shares presently exercisable at $13.375 per share.

/5/ Includes 25,331 shares owned beneficially, and options to purchase 80,000 shares presently exercisable at $1.75 per share.

/6/ Represents shares held of record by Andrew J. McKelvey. Mr. Peters has an economic interest in any appreciation with respect to the shares, and shares control over disposition of the shares.

/7/ Represents 11,429,438 shares owned of record and beneficially by LCO, and 1,000,000 shares held indirectly through PdeP Tech Limited, a subsidiary of LCO Investments Limited. Mr. Pilaro is Chairman of CAP. CAP is the sole trustee of the ERSE Trust, of which LCO is a wholly owned subsidiary.

/8/ Represents 1,666,667 shares held of record by Pequot Private Equity Fund II, L.P. 833,333 shares held of record by Pequot Partners Fund, L.P., and 833,333 shares held of record by Pequot International Fund, Inc.

/9/ Includes 575,900 shares owned beneficially, options to purchase 350,000 shares at $2.50 per share, and options to purchase 250,000 shares at $9.25 per share.

/10/ Includes 2,000 shares owned beneficially in a Revocable Living Trust, and options to purchase 20,000 shares presently exercisable at $11.25 per share.

/11/ Includes 20,423 shares owned beneficially, and options to purchase 20,000 shares presently exercisable at $1.0625 per share.

/12/ Options to purchase from LCO 100,000 shares presently exercisable at $1.50 per share.

/13/ Includes 47,831 shares owned beneficially, and options to purchase 105,000 shares presently exercisable at $1.75 per share.

/14/     Includes presently exercisable options to purchase 1,176,000 shares.

/15/ Represents 11,429,438 shares owned of record and beneficially by LCO, and 1,000,000 shares held indirectly through PdeP Tech Limited, a subsidiary of LCO. LCO is a wholly owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP. Mr. Pilaro, a director of the Company, is Chairman of CAP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 12, 2000, the Company sold 77,318 shares of Common Stock in a private placement to Andrew J. McKelvey for cash proceeds of $463,908. Bradford Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares.

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited. The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $401,500 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO and its lessor.

In August 1999 Harry Thompson, a director of the Company, agreed to provide marketing consulting services to the Company. In consideration for Mr. Thompson's services to the Company, and pursuant to a letter agreement dated August 17, 1999, the Company's principal shareholder, LCO granted Mr. Thompson the right to purchase from LCO up to 100,000 shares of Common Stock of the Company at a price of $1.50 per share. The option to purchase from LCO expires on August 31, 2004.

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

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS") Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $22,500 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schecter, a director of the Company, is a one-third co-owner and Secretary of CLS.

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC ("Oral Health"), Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health and Dr. Nathoo will devote their services to obtaining American Dental Association ("ADA") Certification for the BS2000 procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo which are vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained.

On December 7, 1998, the Company sold 9,302,326 shares of Common Stock to LCO in a private placement for $10,000,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

On May 17, 1998, the Company entered into a Consulting Agreement with Oraceutical, LLC. R. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. The Company and Oraceutical are currently negotiating an extension of their agreement beyond its original term. In consideration for its services, Oraceutical has been paid $35,000 a month, plus options to purchase 200,000 shares of Common Stock, subject to vesting provisions, exercisable at $1.75 per share.

On May 5, 1998, the Company sold 1,860,465 shares of its Common Stock to LCO, for $5,000,000 pursuant to a Stock Purchase Agreement dated as of May 4, 1998.

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with seven investors (the "Investors"), pursuant to which the sold Company sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $12,083,332 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which is 120% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company will also issue to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 977,616 shares of Common Stock, which have a term of five years and an exercise price of $7.21. The number of shares underlying the Notes and the exercise price of the Warrants are subject to a reset and penalty provision as set forth in the transaction documents.

The Investors are presently affiliates of the Company and include LCO (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the Investors and the Company, the Company agreed to register with the SEC, within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for offer and sale under the Securities Act of 1933, as amended.

The Company is actively negotiating to sell up to an additional $13 million of the Notes to third parties on substantially similar terms. In addition, the Company has received a commitment from 4 directors and shareholders to purchase an additional $9.09 million of the Notes on or before July 31, 2000 if the Company does not sell such amount of Notes to third parties.

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

     3.02 Bylaws adopted May 2, 1996, (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

     3.03 Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

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

     10.07 Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

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

     10.12 Office Lease dated June 23, 1998 between the Company and Mortgage One Corporation, regarding Evanston, Illinois facility (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

     10.13        Employment Letter dated January 20, 1999 (effective June 2,
                  1999) between the Company and John L. Reed (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

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

     10.17 Employment Agreement dated as of January 22, 1999 between the Company and Linda Oubre, Vice President and President-Center Division of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998).

     10.18 Employment Letter dated April 19, 1999 between the Company's subsidiary, BriteSmile International, Inc., and Paul Dawson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

     10.19 Revised 1997 Stock Option and Incentive Plan of the Company, as amended on January 22, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

     10.20 Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

     10.21 Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

     10.22 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

     10.23 Form of Stock Purchase Agreement dated as of June 3, 1999 between the Company and purchasers who acquired shares of common stock of the Company at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).

     10.24 Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).

     10.25 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 4, 1999).

     10.26 Stock Purchase Agreement dated as of January 12, 1999 between the Company and the Pequot Capital investment funds (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).

     10.27 Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Capital investment funds (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).

     10.28 Voting and Co-sale Agreement dated as of January 18, 2000 between the Company, the Pequot investors and LCO Investments Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).

     10.29 Employment letter dated September 27, 1999 between the Company and Paul A. Boyer, (filed herewith).

     10.30 Employment letter dated August 2, 1999 between the Company and Adam Flint, (filed herewith).

     10.31 Revolving Line of Credit Agreement dated as of May 26, 2000 between the Company and Bank of Hawaii (filed herewith).

     10.32 Agreement of Sublease dated December , 1999 between the Company and LCO Properties, Inc., (filed herewith).

     21           Subsidiaries of the Company (filed herewith).

     27           Financial Data Schedule (filed herewith).


(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated January 18, 2000 for the purpose of reporting under Item 5 thereof the purchase of 3,333,333 shares of Company Common Stock by certain Pequot Capital investment funds. See Item 5, "Recent Sales of Unregistered Securities."

                                   SIGNATURES

In accordance with Section 13 and/or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BriteSmile, Inc.


                                        By:   /s/ Paul A. Boyer
                                           -------------------------------------
                                           Paul A. Boyer
                                           Chief Financial Officer and Secretary

                                           Dated June 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                           Date
---------                               -----                                           ----
/s/ Anthony M. Pilaro                   Chairman of the Board of Directors           June 27, 2000
------------------------------------
Anthony M. Pilaro

/s/ John L. Reed                        Chief Executive Officer                      June 27, 2000
------------------------------------    and Director (Principal Executive Officer)
John L. Reed

/s/ Linda S. Oubre                      Director                                     June 27, 2000
------------------------------------
Linda S. Oubre

/s/ R. Eric Montgomery                  Director                                     June 27, 2000
------------------------------------
R. Eric Montgomery

/s/ Jennifer A. Scott                   Director                                     June 27, 2000
------------------------------------
Jennifer A. Scott

/s/ Gerald Poch                         Director                                     June 27, 2000
------------------------------------
Gerald Poch

/s/ Dr. Gasper Lazzara, Jr.             Director                                     June 27, 2000
------------------------------------
Dr. Gasper Lazzara, Jr.

/s/ Bradford Peters                     Director                                     June 27, 2000
------------------------------------
Brad Peters

/s/ Harry Thompson                      Director                                     June 27, 2000
------------------------------------
Harry Thompson

/s/ Peter Schecter                      Director                                     June 27, 2000
------------------------------------
Peter Schecter

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc. (the "Company") as of April 1, 2000 and March 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the 52-week periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc. at April 1, 2000 and March 31, 1999, and the consolidated results of its operations and its cash flows for each of the 52-week periods then ended, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP


May 5, 2000, except for Note 12,
as to which the date is June 27, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                BRITESMILE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (In thousands, except share data)

                                                                           April 1,    March 31,
                                                                             2000        1999
                                                                           --------    ---------
CURRENT ASSETS:
    Cash and cash equivalents ..........................................   $ 10,969    $  6,200
    Cash, restricted as to use .........................................        843        --
    Trade accounts receivable, net of allowance for doubtful accounts of
       $83 and $486, respectively ......................................      1,181          75
    Inventories ........................................................      1,191          16
    Prepaid expenses and other .........................................        834         319
    Assets held for sale ...............................................       --         1,260
                                                                           --------    --------

                Total current assets ...................................     15,018       7,870
                                                                           --------    --------

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost:
    Furniture, fixtures and equipment ..................................      7,153         813
    Leasehold improvements .............................................      7,605         686
                                                                           --------    --------
                                                                             14,758       1,499

    Less accumulated depreciation and amortization .....................     (1,700)       (246)
                                                                           --------    --------

                                                                             13,058       1,253
    Construction in progress ...........................................      2,845       1,269
                                                                           --------    --------

                Net property, equipment and  improvements, at cost .....     15,903       2,522
                                                                           --------    --------

OTHER ASSETS ...........................................................      1,469          40
                                                                           --------    --------

                                                                           $ 32,390    $ 10,432
                                                                           ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                BRITESMILE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                    April 1,    March 31,
                                                                      2000        1999
                                                                    --------    ---------
CURRENT LIABILITIES:
    Current portion of long-term debt ...........................   $   --      $    797
    Accounts payable ............................................      1,864       2,032
    Accrued expenses ............................................      2,162       1,474
    Accrued gift certificate liability ..........................        123        --
     Other current liabilities ..................................       --            69
                                                                    --------    --------

              Total current liabilities .........................      4,149       4,372

OTHER LONG-TERM LIABILITIES .....................................        122        --
                                                                    --------    --------

              Total liabilities .................................      4,271       4,372
                                                                    --------    --------

SHAREHOLDERS' EQUITY (see Note 9):
    Common stock, $.001 par value; 50,000,000 shares authorized
       23,860,683 and 17,137,854 shares outstanding, respectively         24          17
    Additional paid-in capital ..................................     73,389      27,821
    Accumulated deficit .........................................    (45,294)    (21,778)
                                                                    --------    --------

              Total Shareholders' equity ........................     28,119       6,060
                                                                    --------    --------

                                                                    $ 32,390    $ 10,432
                                                                    ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                BRITESMILE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                             52 Weeks Ended   52 Weeks Ended
                                                              April 1, 2000   March 31, 1999
                                                             --------------   --------------
REVENUES:
    Center whitening fees, net ............................   $      5,838    $         46
    Associated Center whitening fees, net .................          1,970            --
    Product sales .........................................            236             501
                                                              ------------    ------------

       Total revenues, net ................................          8,044             547
                                                              ------------    ------------

OPERATING COSTS AND EXPENSES:
    Center selling and occupancy costs ....................         13,849             946
    Selling, General and administrative expenses ..........         14,498           4,627
    Research and development expenses .....................          1,748           3,201
    Depreciation and amortization .........................          1,457             123
    Termination benefits, impairment charges and write-down
        of assets .........................................            472           3,555
                                                              ------------    ------------

       Total operating costs and expenses .................         32,024          12,452
                                                              ------------    ------------

          Loss from operations ............................        (23,980)        (11,905)
                                                              ------------    ------------

OTHER INCOME (EXPENSE), net:
    Interest expense ......................................            (26)           (102)
    Interest income .......................................            501             240
                                                              ------------    ------------

       Total other income (expense), net ..................            475             138
                                                              ------------    ------------

          Loss before income tax provision ................        (23,505)        (11,767)

INCOME TAX PROVISION ......................................             11            --
                                                              ------------    ------------

          Net loss ........................................   $    (23,516)   $    (11,767)
                                                              ============    ============

BASIC AND DILUTED NET LOSS PER SHARE ......................   $      (1.18)   $      (1.13)
                                                              ============    ============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED ...............     19,995,796      10,409,212
                                                              ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        BRITESMILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                  52 Weeks Ended   52 Weeks Ended
                                                                   April 1, 2000   March 31, 1999
                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................   $(23,516)         $(11,767)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ...........................      1,457               171
         Termination benefits, impairment charges and
            write-down of assets .................................        472             2,297
         Cost recognized for issuance of stock and stock options..      1,765               734
         Gain on sale of assets ..................................       --                 101
         Changes in assets and liabilities:
               Trade accounts receivable .........................     (1,106)              312
               Inventories .......................................     (1,175)             (113)
               Prepaid expenses and other ........................       (515)             (270)
               Other assets ......................................         45              --
               Accounts payable ..................................       (168)              722
               Accrued expenses & other current liabilities ......        216               143
               Gift certificate liability ........................        123              --
               Other long term liabilities .......................        122              --
                                                                     --------          --------

                  Net cash used in operating activities ..........    (22,280)           (7,670)
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from assets held for sale, net ........................      1,260               146
  Purchase of property and equipment .............................    (14,838)           (1,564)
                                                                     --------          --------

                  Net cash used in investing activities ..........    (13,578)           (1,418)
                                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt ...........................       (866)             (228)
  Payments under Letters of Credit ...............................       (843)             --
  Proceeds from common stock offering ............................     40,935            14,982
  Proceeds from exercise of stock option .........................      1,401                31
                                                                     --------          --------

                  Net cash provided by financing activities ......     40,627            14,785
                                                                     --------          --------

NET  INCREASE IN CASH AND CASH EQUIVALENTS .......................      4,769             5,697

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD ................................................      6,200               503
                                                                     --------          --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...................   $ 10,969          $  6,200
                                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest .......................................   $     26          $    101
                                                                     ========          ========

    Cash paid for income taxes ...................................   $     11          $   --
                                                                     ========          ========
    Stock Options issued to consultants, the fair value of which
        was capitalized as other assets...........................   $  1,474              --
                                                                     ========          ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        BRITESMILE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 52 Weeks Ended April 1, 2000 and March 31, 1999
                                 (In thousands)

                                                                                                                  Accumulated
                                                               Additional                          Other             Total
                                           Common Shares        Paid-In        Accumulated     Comprehensive     Shareholders'
                                         Shares     Amount      Capital          Deficit            Loss            Equity
                                        --------   --------    ----------      -----------     -------------     -------------
Balance at March  31, 1998                 5,809   $      6     $ 11,902         $(10,011)        $    (50)        $  1,847

  Comprehensive Loss:
     Reclassification adjustment for
     amount included in net loss            --         --           --               --                 50               50
     Net loss                               --         --           --            (11,767)            --            (11,767)
                                                                                                                   --------

        Net loss and comprehensive loss     --            6         --            (11,767)              50          (11,717)

    Exercise of Stock Options                 28       --             31             --               --                 31
    Stock option compensation cost          --         --            734             --               --                734
    Private Placement of common stock     11,163         11       14,971             --               --             14,982
    Other issuance of common stock           138       --            183             --               --                183
                                        --------   --------     --------         --------         --------         --------
Balance at March 31, 1999                 17,138         17       27,821          (21,778)            --              6,060
                                        --------   --------     --------         --------         --------         --------

    Exercise of Stock Options                753          1        1,400             --               --              1,401
    Income Tax benefit on exercise
     of stock options                                              3,005                                              3,005
    Valuation allowance for income
     tax benefit on exercise of
     stock options                                                (3,005)                                            (3,005)
    Stock option compensation cost          --         --          3,239             --               --              3,239
    Private Placement of common stock      5,970          6       40,929             --               --             40,935
    Net loss and comprehensive loss         --         --           --            (23,516)            --            (23,516)
                                        --------   --------     --------         --------         --------         --------
Balance at April 1, 2000                  23,861   $     24     $ 73,389         $(45,294)        $   --           $ 23,861
                                        ========   ========     ========         ========         ========         ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                BriteSmile, Inc.
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)


1. Description of Business

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, produce and sell advanced teeth whitening products and services. In February 1999 the Company introduced its new Light Activated Teeth Whitening System technology (the "BriteSmile Light Activated Teeth Whitening System" or "LATW", patents pending), including its new BriteSmile 2000 system ("BS2000"), new whitening gel and new whitening process. The LATW is distributed in Company-owned salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers") and in certain independent premier cosmetic dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system ("BS3000") into Associated Centers. This new mobile version of the BS2000 can be installed more quickly and provides the needed flexibility and mobility in dental offices.

In February 1999 the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of February 11, 2000, the Company continued to open Centers and Associated Centers. As of April 1, 2000, the Company had 14 Centers and 235 Associated Centers in operation.

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


2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. During the fourth quarter of fiscal 2000, the company adopted a 52/53-week (4 week - 4 week - 5 week) fiscal calendar. This change necessitated adding one day to the fiscal 2000 year.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. BriteSmile, Inc. Notes to Consolidated Financial Statements (continued) (In thousands, except share data)

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
-------------------------

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash
---------------

At April 1, 2000, $843 of the Company's cash was used to collateralize letters of credit and is restricted as to use until September 2008.

Revenue Recognition
-------------------

The Company recognizes procedure revenue when the procedures have been performed. The Company recognizes revenue at Associated Centers revenue when the key card for the BS3000 device is shipped. Amounts reported are net of discounts. Additionally, Associated Center revenue for the 52 weeks ended April 1, 2000, is decreased by $163 due to charges related to warrants issued to Orthopedic Centers of America ("OCA").

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at April 1, 2000 consist primarily of dental supplies and component parts for the manufacturing of teeth whitening systems.

Advertising
-----------

Costs incurred to produce advertising are expensed the first time the advertising takes place. Costs incurred for communicating advertising are expensed in the period the advertising reaches the market. Advertising costs were $10,218 and $1,361 for years ended April 1, 2000 and March 31, 1999 respectively, and are included in Center selling and occupancy cost and in selling and administrative expenses.

Assets Held for Sale
--------------------

Assets held for sale for the year ended March 31, 1999 consist of land and an office building that the Company sold in April 1999. These assets are stated at fair market value less cost to sell. The write-down of these assets to fair value of $418 is included in Impairment charges and write-down of assets in the statement of operations.

Property and Equipment
----------------------

Property and equipment is stated at cost or at fair market value as determined by undiscounted future cash flows. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for additions and betterments are capitalized. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statements of operations. Equipment, furniture and fixtures are depreciated for financial reporting purposes over their useful lives, ranging from three to ten years, using the straight-line method. Leasehold improvements are amortized for financial reporting purposes using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Accelerated depreciation methods are used for income tax purposes.

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)

2. Summary of Significant Accounting Policies (continued)

Patents
-------

The cost of establishing patents are capitalized and amortized over their estimated useful lives using the straight-line method. The cost of maintaining patents are expensed as incurred.

Warranties
----------

Warranty expense is accrued at the time of sale based upon actual claims experience. Actual warranty costs incurred are charged against the accrual when paid.

Stock-Based Compensation
------------------------

The Company follows Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. (see note 9)

Product Development Cost
------------------------

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in research and development expenses on the consolidated statements of operations.

Center Opening Costs
--------------------

Non-capital expenditures incurred in opening a new BriteSmile Professional Teeth Whitening Center are expensed as incurred.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

Loss Per Common Share
---------------------

The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Because the Company reported a net loss for the 52 weeks ended April 1, 2000 and March 31, 1999, all common stock equivalents outstanding are considered anti-dilutive and, accordingly, have been excluded from the earnings per share computation. As a result, the numerator or net loss and the denominator or weighted average number of common shares is the same for both basic and diluted earnings per share computations.

Comprehensive Income
--------------------

In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes rules for the reporting of

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


2. Summary of Significant Accounting Policies (continued)

comprehensive income and its components. Comprehensive income consists of net loss and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

Reclassifications
-----------------

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


3. Impairment Charges and Write-down of Assets

During the fiscal year ended March 31, 1999, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based device, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the tooth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200 was established and charged to expense during the three-month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200 to former employees. In October 1998, the Company discontinued sales of take-home and in-office tooth whitening chemical products as a result of management's shift in focus to the BriteSmile Light-Activated Teeth Whitening ("LATW") technology as well as the BriteSmile Professional Teeth Whitening Centers and Associated Centers.

In addition to employee termination costs, the Company recorded other charges of $2,927 in the 52 weeks ended March 31, 1999. These charges include the write-down of $418 of inventories classified as cost of products sold, the impairment and write-down of patents and a joint venture related to discontinued technology (assets which will provide limited or no future benefit to the Company) for $657, settlement of canceled purchase commitments for $402, write-down on assets available for sale at fair value for $367, property write-downs and losses on sale of properties for $425, and $658 of charges related to uncollectable accounts receivable and accrued expenses associated with discontinued product lines.

During the 52 weeks ended April 1, 2000, the company incurred termination expenses of $472 related to the closure of the facility in Lester, PA.

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


4. Accrued Liabilities

Accrued liabilities consists of the following at April 1, 2000 and March 31, 1999, respectively:

                                                  2000              1999
                                             ---------------------------------

      Accrued salaries and benefits..........    $   672           $   212
      Accrued incentive......................        266                 -
      Accrued professional services..........        572               414
      Accrued Advertising....................        277                 -
      Other accrued expenses.................        375               848
                                             ---------------------------------
              Total .........................    $ 2,162           $ 1,474
                                             =================================

5. Operating Leases

The Company leases office and retail space under non-cancelable operating leases with initial terms of five to ten years, including various renewal options and escalation clauses.

Future minimum lease payments under these agreements as of April 1, 2000, for future fiscal years are:

         2001                                         $ 2,350
         2002                                           2,532
         2003                                           2,615
         2004                                           2,586
         2005                                           2,209
         Thereafter                                     6,571

Rent expense for the years ended April 1, 2000 and March 31, 1999 was $1,420 and $149, respectively.

6. Mortgage obligations and other debt

Mortgage obligations and other debt consists of the following at April 1 and March 31, respectively:

                                                                        April 1,     March 31,
                                                                          2000         1999
                                                                    ----------------------------
Debt payable to a bank with interest at 1.5% over the prime
   rate, (9.25% at March 31, 1999) payable in monthly
   installments of $4, including interest. This note is
   collateralized by a first mortgage on the Company's building
   and improvements.                                                       $ -         $ 422

Debt payable to the Small Business Administration with
   interest at 7.6% per annum and payable in monthly installments of $4, including interest. This note is collateralized by a
   second mortgage on the Company's building and improvements.               -           375
                                                                    ----------------------------
   Mortgage Obligations and Other Debt                                     $ -         $ 797
                                                                    ============================

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


6. Mortgage obligations and other debt (continued)

At March 31, 1999, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Consolidated Balance Sheets.

On April 23, 1999 the Company sold its building and improvements that were classified as assets held for sale in the consolidated balance sheets. Accordingly, the debt collateralized by this property was repaid.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at April 1 and March 31, are as follows:

                                                         2000          1999
                                                    --------------------------
  Deferred tax assets
    Allowance for bad debt.........................    $     50      $     194
    Inventory reserve..............................           5             77
    Property and equipment.........................         (17)           505
    Equity method investment.......................         116            116
    Write off of Patents & Other Assets............         348            221
    Accrued liabilities............................         237            164
    Stock option compensation......................       1,440            294
    Net operating loss carryforwards...............      15,451          4,156
    Tax credit carryforwards.......................         378            217
    Other..........................................          31              -
                                                    --------------------------
             Total deferred tax asset..............      18,039          5,944

  Valuation allowance for deferred tax asset.......     (18,039)        (5,944)
                                                    --------------------------
             Net deferred tax asset................    $      -      $       -
                                                    ==========================

Significant components of the income tax expense at April 1 and March 31 are as follows:

                                                       2000         1999
                                                     -------------------------
    Current:
       Federal...................................    $      -        $    -
       State.....................................          11             -
                                                     -------------------------
           Total current.........................    $      -        $    -
                                                     -------------------------
    Deferred:
       Federal...................................    $      -        $    -
       State.....................................           -             -
                                                     -------------------------
           Total deferred........................           -             -
                                                     -------------------------
    Total current and deferred...................    $     11        $    -
                                                     =========================

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


7. Income taxes (continued)

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to earnings (loss) before taxes as follows:

                                                     2000           1999
                                                   ------------- ----------
    Tax expense (benefit) at U.S. statutory rates..$(7,995)       $(4,001)
    State income taxes (benefit), net of Federal
     benefit.......................................  (1,411)         (706)
    Non-deductible items...........................  (2,995)            -
    Loss carryforward limitation...................       -         2,892
    Change in valuation allowance..................  12,095         2,248
    Other, net.....................................     317           433
                                                   ------------------------
                                                   $     11       $    88
                                                   ========================

The Company has approximately $378 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring March 31, 2005 if not utilized. The Company also has approximately $45,819 of federal and state net operating loss carryforwards that begin to expire March 31, 2010 for federal income tax purposes and March 31, 2002 for state income tax purposes. As a result of limitations imposed by the Internal Revenue Code and certain state income tax regulations, approximately $7,192 of these net operating losses are expected to expire unutilized. The utilization of the remaining $38,627 balance is principally dependent upon levels of future taxable income. The net change in the valuation allowance for fiscal 2000 was $12,095.

8. Shareholder' Equity

In June 1999 the Company completed a private placement of 1,355,555 shares of its common stock for $15,000. 1,004,043 shares were sold to private investors, and the remaining 351,512 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants.

On October 29, 1999, LCO Investments Limited ("LCO"), the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5,280 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares (the "New Shares") of its Common Stock, par value $.001 per share, for aggregate proceeds of $20,000 (the "Private Placement"). The purchase price of the New Shares was $6.00 per share. The New Shares represent 14.2% of the Company's total shares of Common Stock issued and outstanding, after giving effect to the Private Placement.

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


8. Shareholders' Equity (continued)

The New Shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

Effective February 1, 2000, the Company issued an aggregate 30,927 shares of restricted common stock to three affiliated purchasers (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $186.

Effective February 1, 2000, the Company issued an aggregate 77,318 shares of restricted common stock to Andrew J. McKelvey, an affiliated purchaser, in a private placement for cash proceeds to the Company of $464.

During 1990, the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990 (the "1990 Plan"). In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"), which was subsequently amended by the Board of Directors of the Company in January 1999 to increase the total number of shares available for issuance under the plan from 2 million to 5 million (the "Revised 1997 Plan"). Substantially all of the employee stock options outstanding at March 31, 1999 have been issued pursuant to the Revised 1997 Plan. Only 30,000 of all stock options outstanding at March 31, 1999 were granted under the 1990 Plan. No additional options will be granted under the 1990 Plan. Under the Revised 1997 Plan, the Company's stock to be offered shall be common stock and the aggregate number of shares of stock to be delivered upon the exercise of all options granted shall not exceed four million shares. Previously, the shareholders of the Company approved the issuance of up to two million shares of common stock under the Company's 1997 Plan as originally adopted in 1997. Selected option grants to consultants pursuant to consulting agreements have been issued outside the Revised 1997 Plan. The option price per share is determined by the board of directors, but shall be no less than the fair market value on the date of the grant. Options granted under the Revised 1997 Plan generally vest at various intervals up to five years and expire after ten years.

A summary of the Company's stock option activity and related information for the 52-weeks ended April 1, 2000 and March 31, 1999 as follows:


                                                      2000                           1999 (Restated)
                                       ----------------------------------- ------------------------------------
                                                        Weighted-Average                     Weighted-Average
                                                         Exercise Price                       Exercise Price
                                            Options        Per Share           Options          Per Share
                                       ----------------------------------- ------------------------------------

     Outstanding at beginning of year       5,423,267        $  2.90              1,781,667      $  4.63
     Granted                                2,186,500        $  8.25              3,657,600      $  1.98
     Exercised                             (1,925,334)       $  3.44                (16,000)     $  1.25
     Forfeited/expired                       (252,250)       $  4.77                      -      $     -
                                       ------------------                  -------------------
     Outstanding at end of year             5,432,183        $  4.78              5,423,267      $  2.90
                                       ==================                  ===================

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)

8. Shareholders' Equity (continued)

Exercise prices for outstanding options as of year end ranged from $1.00 to $13.75 and the weighted-average remaining contractual life of those options is
7.87 years. The weighted average fair market value of options granted in fiscal years 2000 and 1999 were $8.25 and $1.48, respectively.

A summary of the status of options outstanding at April 1, 2000 follows:

                              Outstanding Option                                  Exercisable Options
     ---------------------------------------------------------------------  ---------------------------------
                                        Weighted
                                        Average
                                       Remaining      Weighted Average                       Weighted Average
      Exercise Price                  Contractual      Exercise Price                         Exercise Price
      Range Per Share     Number     Life in Years          Per Share              Number        Per Share
     ---------------------------------------------------------------------  ---------------------------------
       $ 1.00 - $1.50       628,000       6.04              $ 1.24                258,000         $ 1.36

         1.69 -  2.50     2,136,350       6.70                2.09              1,114,498           2.06

         2.63 -  2.94       397,000       8.84                2.74                114,000           2.74

         4.25 -  6.38       752,500       9.28                5.97                112,500           6.02

         6.63 -  9.69       748,333       8.04                8.58                473,333           8.61

        10.00 - 13.75       770,000       8.15               11.35                385,000          11.15

The Company's pro forma compensation expense under the fair value method, utilizing the Black-Scholes option valuation model for employee stock options in 2000 and 1999, was $2,473 and $1,129, respectively. The pro forma net loss would have been $25,989 and $12,896 in 2000 and 1999, respectively and the pro forma basic and diluted loss per share would have been $1.30 for 2000 and $1.24 per share for 1999. No compensation costs for employee's options has been recognized in 2000 or 1999.

The fair value for these options was estimated at the date of grant assuming no dividend yield and an average expected volatility of 128% and 99% for options granted during fiscal 2000 and 1999, respectively. Other assumptions for 2000 and 1999 are as follows: an average risk-free interest rate of 5.35% and 5.30%, respectively, and an average option life of five years.

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

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


8. Shareholders' Equity (continued)

As of April 1, 2000, options granted to employees and directors for 1,420,998 shares of common stock are exercisable.

During 2000, the Company recognizes expense of $1,765 related to stock options granted to non-employees. These options generally vested upon meeting certain performance goals and have contractual terms up to ten years. As of April 1, 2000, options granted to non-employees for 1,036,333 shares of common stock are exercisable.

9. Warrants

On June 2, 1999, the company issued warrants for 300,000 shares of the Company's common stock to Orthodontic Centers of America, Inc. ("OCA") in consideration for OCA entering into an agreement to install BS 3000 machines in OCA Centers. The warrants are exercisable at $11.0625 per share and expire on June 2, 2000. The fair market valve of these warrants utilizing the Black-Scholes valuation model is $1,632 and is being amortized over the life of the agreement, which is ten years. The remaining fair market value is reflected in other assets on the balance sheet. The compensation expense for the warrants issued to OCA is taken against Associated Center Revenue.

10. Commitments and Contingencies

Litigation

In April 2000, Natural White, Inc. and its affiliated corporations filed suit against the Company in the Supreme Court of the State of New York, Erie County. Also named as a defendant in the action was R. Eric Montgomery, a director of the Company and the principal owner of IDEX Dental Sciences. BriteSmile has removed the case to the United States District Court for the Western District of New York. Based upon counsel's opinion, BriteSmile rejects all claims alleged by the plaintiff.

IDEX had licensed certain dental products and technology to Natural White for use outside the professional field. Through Montgomery, BriteSmile was granted seaprate license to use tooth whitening products and technology in the professional field. The complaint filed by Natural White alleges that the defendants misappropriated proprietary rights and trade secrets of Natural White, that they interfered with the contract between IDEX and Natural White, and that they have been unjustly enriched as a result of this conduct. The Complaint asserts compensatory damages in excess of $6 million, and also seeks punitive damages and a permanent injunction enjoining the Company from using the IDEX technology licensed to Natural White.

Based upon the opinion of counsel, the Company believes that the suit will be dismissed against BriteSmile. The Company maintains that its Light Activated Tooth Whitening Gel is proprietary and unique to the Company, and that it is formulated to be used in conjunction with the Company's proprietary BriteSmile BS-2000 and BS-3000 Gas Plasma Light Activated Systems.

The Company is party to other litigation and claims arising in the normal course of business. Management believes that such matters will not have a material impact on the Company's financial position or results of operations. (See note
12)

11. Related Party Transactions

In August 1999 Harry Thompson, a director of the Company, agreed to provide marketing consulting services to the Company. In consideration for Mr. Thompson's services to the Company, and pursuant to a letter agreement dated August 17, 1999, the Company's principal shareholder, LCO granted Mr. Thompson the right to purchase from LCO up to 100,000 shares of Common Stock of the Company at a price of $1.50 per share. The option to purchase from LCO expires on August 31, 2004.

Effective June 4, 1999, the Company sold 1,355,555 shares of Common Stock in a private placement for of $15,000. 1,004,043 of the shares were sold to nine private investors for $11,120 including LCO Investments Limited ("LCO"), the Company's largest shareholder. The remaining 351,512 shares were sold to a group of up to 18 members of senior management of the Company, including directors and executive officers, for $3,880. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers Limited, an entity affiliated with LCO, provided financing for the management purchasers. All purchasers acquired certain registration rights. See the Company's Current Report on Form 8-K filed June 21, 1999.

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)


11. Related Party Transactions (continued)

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health, Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo which are vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained.

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited. The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $401,500 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO and its lessor.

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS") Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $22,500 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schecter, a director of the Company, is a one-third co-owner and Secretary of CLS.

On December 7, 1998, the Company sold 9,302,326 shares of Common Stock to LCO in a private placement for $10,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

On May 17, 1998, the Company entered into a Consulting Agreement with Oraceutical, LLC. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. The Company and Oraceutical are currently negotiating an extension of their agreement beyond its original term. In consideration for its services, Oraceutical has been paid $35 a month, plus options to purchase 200,000 shares of Common Stock, subject to vesting provisions, exercisable at $1.75 per share.

On May 5, 1998, the Company sold 1,860,465 shares of its Common Stock to its major shareholder, LCO, for $5,000 pursuant to a Stock Purchase Agreement dated as of May 4, 1998.

Effective January 12, 2000, the Company sold in a private placement 77,318 shares of Common Stock to Andrew J. McKelvey for cash proceeds of $464, or $6.00 per share. Mr. McKelvey also acquired certain registration rights with respect to the shares. Brad Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares.

                                BriteSmile, Inc.
             Notes to Consolidated Financial Statements (continued)
                        (In thousands, except share data)

12. Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management, and will commence on May 1, 2000.

13. Subsequent Events

On May 26, 2000, the Company entered into a Revolving Credit Line Agreement (the "Credit Facility") with Bank of Hawaii. Under the Credit Facility, the Company may borrow from time to time through May 25, 2001 up to $2 million outstanding at any one time. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank facilitated by an entity affiliated with the Company. The Credit Facility requires monthly payments to the Bank of interest only, with all principal and accrued interest due May 25, 2001. To date, the Company has no borrowings under the Credit Facility.

On June 27, 2000, the Company signed a Securities Purchase Agreement with thirteen investors (the "Investors"), pursuant to which the Company sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $12,083,332 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which is 120% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company will also issue to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 977,616 shares of Common Stock, which have a term of five years and an exercise price of $7.21. The number of shares underlying the Notes and the exercise price of the Warrants are subject to a reset and penalty provision as set forth in the transaction documents.

The investors are presently affiliates of the Company and include LCO (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the Investors and the Company, the Company agreed to register with the Securities and Exchange Commission ("SEC"), within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for offer and sale under the Securities Act of 1933, as amended.

The Company is actively negotiating to sell up to an additional $13 million of the Notes to third parties on substantially similar terms. In addition, the Company has received a commitment from 4 directors and shareholders to purchase an additional $9.09 million of the Notes on or before July 31, 2000 if the Company does not sell such amount of Notes to third parties.