Form 10-Q
period 2000-07-01
BRITESMILE INC
filed 2000-08-14
CIK 866734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:     July 1, 2000

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

            UTAH                                           87-0410364
------------------------------------             -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
  incorporation  or organization)


        490 North Wiget Lane
      Walnut Creek, California                                 94598
-------------------------------------            -------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (925) 941-6260
                                 ---------------
                (Issuer's telephone number, including area code)



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

 X  yes        no
---      -----

The Company had 23,975,885 shares of common stock outstanding at August 3, 2000.

                        BRITESMILE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of July 1, 2000 and
         April 1, 2000 ........................................................3

         Condensed Consolidated Statements of Operations for the 13 weeks ended
         July 1, 2000 and June 30, 1999, respectively..........................5

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
         July 1, 2000 and June 30, 1999, respectively..........................6

         Notes to Condensed Consolidated Financial Statements..................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................12



PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings..............................................17

Item 2.        Changes in Securities..........................................18

Item 6.        Exhibits and Reports on Form 8-K...............................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        BRITESMILE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                              July 1,2000          April 1, 2000
                                                                           -----------------     -----------------
CURRENT ASSETS:                                                               (unaudited)           (Note 1)

    Cash and cash equivalents........................................       $    12,286,376       $    10,969,400
    Cash, restricted as to use.......................................               843,000               843,000
    Trade accounts receivable, net of allowance for doubtful accounts of
       $94,120 and $83,328, respectively.............................             1,807,449             1,180,506
    Subscription receivable..........................................             2,999,998                     -
    Inventories .....................................................             2,262,421             1,191,144
    Prepaid expenses and other.......................................             1,004,696               833,778
                                                                           -----------------     -----------------

                Total current assets.................................            21,203,940            15,017,828
                                                                           -----------------     -----------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost:
    Furniture, fixtures and equipment................................             9,782,150             7,153,319
    Leasehold improvements...........................................             8,358,330             7,604,464
                                                                           -----------------     -----------------

                                                                                 18,140,480            14,757,783
    Less accumulated depreciation and amortization...................            (2,710,265)           (1,699,949)
                                                                           -----------------     -----------------

                                                                                 15,430,215            13,057,834
    Construction in progress.........................................             1,770,689             2,844,644
                                                                           -----------------     -----------------

                Net property, equipment and  improvements, at cost...            17,200,904            15,902,478
                                                                           -----------------     -----------------

OTHER LONG-TERM ASSETS:
      Other long-term assets.........................................             1,428,000             1,468,800
                                                                           -----------------     -----------------

                                                                           $     39,832,844      $     32,389,106
                                                                           =================     =================














           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                        BRITESMILE, INC. AND SUBSIDIARIES

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             July 1, 2000         April 1, 2000
                                                                           ----------------     -----------------
                                                                             (unaudited)           (Note 1)
CURRENT LIABILITIES:
    Accounts payable.................................................      $     2,582,989      $      1,864,358
    Accrued expenses ................................................            1,357,077             2,284,563
                                                                           ----------------     -----------------

              Total current liabilities..............................            3,940,066             4,148,921
                                                                           ----------------     -----------------

Long-term debt.......................................................           15,583,332                     -
Discount to long-term debt...........................................           (1,809,466)                    -
Other long-term liabilities..........................................              155,073               121,024
                                                                           ----------------     -----------------

                    Total long-term liabilities......................           13,928,939               121,024
                                                                           ----------------     -----------------

              Total liabilities......................................           17,869,005             4,269,945
                                                                           ----------------     -----------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized; and
       23,930,683 and 23,905,683 shares issued and outstanding,
       respectively..................................................               23,931                23,905
    Additional paid-in capital.......................................           75,470,041            73,389,439
    Accumulated deficit..............................................          (53,530,133)          (45,294,183)
                                                                           ----------------     -----------------

              Total shareholders' equity ............................           21,963,839            28,119,161
                                                                           ----------------     -----------------

                                                                           $    39,832,844      $     32,389,106
                                                                           ================     =================






















           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                        BRITESMILE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            13 Weeks Ended       13 Weeks Ended
                                                                             July 1, 2000         June 30, 1999
                                                                          ------------------    ------------------
   REVENUES:

       Center whitening fees, net...................................      $       2,210,513     $         731,500
       Associated Center whitening fees, net........................              1,885,368               142,525
       Product sales................................................                229,537                     -
                                                                          ------------------    ------------------

          Total revenues, net.......................................              4,325,418               874,025
                                                                          ------------------    ------------------

   OPERATING COSTS AND EXPENSES:
       Center selling and occupancy costs...........................              4,508,716             1,825,215
       Selling, general and administrative expenses.................              6,700,553             2,217,102
       Research and development expenses............................                385,956               275,587
       Depreciation and amortization................................              1,010,317               154,605
                                                                          ------------------    ------------------

          Total operating costs and expenses........................             12,605,542             4,472,509
                                                                          ------------------    ------------------

             Loss from operations...................................             (8,280,124)           (3,598,484)
                                                                          ------------------    ------------------

   OTHER INCOME (EXPENSE), net:
       Interest expense.............................................                 (3,712)              (19,167)
       Interest income..............................................                 71,248                90,680
                                                                          ------------------    ------------------

          Total other income, net...................................                 67,536                71,513
                                                                          ------------------    ------------------

             Loss before income tax provision.......................             (8,212,588)           (3,526,971)

   INCOME TAX PROVISION.............................................                 23,362
                                                                                                                -
                                                                          ------------------    ------------------

             Net loss ..............................................      $      (8,235,950)    $      (3,526,971)
                                                                          ==================    ==================

   BASIC AND DILUTED NET LOSS PER SHARE.............................      $           (0.34)    $           (0.20)


                                                                          ==================    ==================

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED......................             23,920,694            17,537,234
                                                                          ==================    ==================
















           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        BRITESMILE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             13 Weeks Ended      13 Weeks Ended
                                                                              July 1, 2000        June 30, 1999
                                                                           -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................    $     (8,235,950)    $      (3,526,971)

   Adjustments to reconcile net loss to net cash used in operating activities:

         Depreciation and amortization................................            1,010,317               154,605
         Cost recognized for issuance of stock and stock options.......             235,041                54,987
         Non-cash warrant expense......................................              30,669                     -
         Changes in assets and liabilities:
               Trade accounts receivable...............................            (626,943)              (42,794)
               Subscription receivable.................................          (2,999,998)
               Inventories.............................................          (1,071,277)              (47,294)
               Prepaid expenses and other..............................            (170,918)              988,577
               Trade accounts payable..................................             718,631            (1,418,462)
               Accrued expenses & other current liabilities............            (927,486)              120,304
               Other long term liabilities.............................              34,049                20,331
                                                                           -----------------    ------------------

                  Net cash used in operating activities................         (12,003,865)           (3,746,607)
                                                                           -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from assets held for sale, net..............................                   -             1,250,000
  Purchase of property and equipment...................................          (2,308,742)           (2,090,000)
                                                                           -----------------    ------------------

                  Net cash used in investing activities................          (2,308,742)             (840,000)
                                                                           -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principle payments on borrowing......................................                   -              (801,042)
  Proceeds from convertible debenture offering.........................          15,583,332                     -
  Proceeds from common stock offering..................................                   -            15,078,751
  Proceeds from exercise of stock options .............................              46,251                     -
                                                                           -----------------    ------------------

                  Net cash provided by financing activities............          15,629,583            14,277,709
                                                                           -----------------    ------------------

NET  INCREASE IN CASH AND CASH EQUIVALENTS.............................           1,316,976             9,691,102

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................          10,969,400             6,199,701
                                                                           -----------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................    $     12,286,376     $      15,890,803
                                                                           =================    ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest.............................................    $          3,712     $          19,167
                                                                           =================    ==================

    Cash paid for income taxes.........................................    $         23,362     $               -

                                                                           =================    ==================




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile") and its affiliates develop, produce, license and sell advanced teeth whitening products, services and technologies. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through licensing arrangements with existing dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

BriteSmile offers consumers a new, simple and safe way to return their teeth to their optimal natural whiteness in a one and one-half hour visit to a Center or Associated Center.

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office.

The Company developed its current tooth whitening technology (the "BriteSmile 2000 Light Activated Teeth Whitening System," "BS2000" or "LATW") and began distribution in 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides the flexibility and mobility required in dental offices.

The BS2000 and BS3000 teeth whitening devices utilize a gas plasma light technology. The unique fiberoptic delivery arm of the BS2000 and BS3000 permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength specific gel during three consecutive twenty-minute sessions.

In February 1999, the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of July 1, 2000, the Company had 14 Centers and 532 Associated Centers in operation.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended July 1, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

The balance sheet at April 1, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on form 10-KSB for the year ended April 1, 2000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of dental supplies and component parts for the manufacturing of teeth whitening systems as of July 1, 2000 and April 1, 2000, respectively, and are summarized as follows:

                                             July 1, 2000       April 1, 2000
                                             -------------      -------------

      Dental Supplies & Merchandise........  $     343,110      $      184,828
      Finished Goods.......................        300,843             105,181
      Work in Progress.....................      1,618,468             901,135
                                             -------------      --------------

            Total Inventory................  $   2,262,421      $    1,191,144
                                             =============      ==============

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

The Company recognized no tax benefit for the net operating losses incurred during the thirteen weeks ended July 1, 2000 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.

In calculating net loss per share for the thirteen weeks ended July 1, 2000, warrants and options to purchase 6,255,683 potential common shares were not included in the computation as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications

Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)      ACCRUED LIABILITIES

     Accrued liabilities consists of the following at July 1, 2000

                                                 July 1, 2000
                                             ------------------

    Accrued salaries and benefits..........      $   578,248
    Accrued incentive......................          104,273
    Accrued professional services..........          303,783
    Other accrued expenses.................          370,773
                                             ------------------
            Total .........................      $ 1,357,077
                                             ==================


(4)      LONG TERM DEBT

On June 27, 2000, the Company signed a Securities Purchase Agreement with nine investors (the "Initial Investors"), pursuant to which the Company sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $15,583,332 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which was 140% of the average closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Initial Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,260,787 shares of Common Stock. The Warrants have a term of five years and an exercise price of $7.21 per share. The number of shares underlying the Notes and the exercise price of the Warrants are subject to certain reset and penalty provisions as set forth in the transaction documents. The fair market value of these warrants utilizing the Black-Scholes valuation model is $1,840,135 and is being amortized over five years. The remaining fair market value is reflected in discount to long-term debt on the balance sheet. The compensation expense for the warrants issued is taken as an expense in selling, general and administrative expense.

Certain Initial Investors are presently affiliates of the Company and include LCO Investments Limited ("LCO") (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (the "Pequot Entities") (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the Initial Investors and the Company, the Company agreed to register with the Securities and Exchange Commission ("SEC"), within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for resale under the Securities Act of 1933, as amended.

The Company has sold $4,416,667 principal amount of additional Notes since the end of the quarter for which this report is filed. See Note 8, Subsequent Events.

(5)  STOCKHOLDERS' EQUITY

In June 1999 the Company completed a private placement of 1,355,555 shares of its Common Stock for $15,000,000. 1,004,043 shares were sold to private investors, and the remaining 351,512 shares were sold to members of senior management, the Company's Board of Directors and key consultants.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  STOCKHOLDERS' EQUITY - (CONTINUED)

In October 1999 LCO, the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of Common Stock, resulting in proceeds of $5,280,000 to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of Common Stock.

In January 2000, the Company issued and sold to the Pequot Entities in a private placement 3,333,333 shares (the "Pequot Shares") of its Common Stock for aggregate proceeds of $20,000,000. The purchase price of the Pequot Shares was $6.00 per share. The Pequot Shares represented 14.2% of the Company's total shares of Common Stock then issued and outstanding after giving effect to the issuance of the Pequot Shares.

In February 2000 the Company issued an aggregate 30,927 shares of restricted Common Stock to three existing shareholders (Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber) in a private placement for cash proceeds to the Company of $186,000. Also, in February 2000, the Company issued 77,318 shares of restricted Common Stock to Andrew J. McKelvey in a private placement for cash proceeds to the Company of $464,000.

(6)  STOCK OPTIONS

During 1990 the Company adopted an employee stock option plan, which was approved by the shareholders on September 5, 1990 (the "1990 Plan"). In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan. The Plan was amended by the Board of Directors of the Company in May 1998, and ratified by the shareholders of the Company, to increase the total number of shares available for issuance under the plan from 2 million to 4 million. Subsequently, on June 9, 2000, the Board of Directors further amended the Plan to increase the total number of shares available for issuance under the Plan from 4 million to 5 million (the "Revised 1997 Plan"). Substantially all of the employee stock options outstanding at July 1, 2000 have been issued pursuant to the Revised 1997 Plan. Only 182,000 of all stock options outstanding at July 1, 2000 were granted under the 1990 Plan.

Under the Revised 1997 Plan, the Company is authorized to issue up to five million shares of Common Stock pursuant to stock awards or upon the exercise of options granted under the plan. The option price per share is determined by the Board of Directors, but is no less than the fair market value of the underlying shares on the date of the grant. Options granted under the Revised 1997 Plan generally vest at various intervals up to five years and expire after ten years.

(7)  WARRANTS

 In June 1999, the Company issued warrants for 300,000 shares (the "OCA Shares") of Common Stock to Orthodontic Centers of America, Inc. ("OCA") in consideration for OCA entering into an agreement to install BS 3000 systems in OCA facilities. The Warrants were exercisable at $11.0625 per share and expired on June 2, 2000. The fair value of the OCA Warrants utilizing the Black-Scholes valuation model was $1,632,000 and is being amortized over the life of the agreement between the Company and OCA, which is ten years. The remaining fair market value is reflected in other assets on the balance sheet. The compensation expense for the OCA Warrants is taken against Associated Center Revenue.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)......SUBSEQUENT EVENTS

Effective August 3, 2000, the Company completed a subsequent sale (the "Subsequent Closing") of an additional $4,416,667 principal amount of the Notes, together with Warrants to purchase 357,334 shares of Common Stock, as part of the Note Offering described in Note 4 above. The Notes sold in the Subsequent Closing are due August 3, 2005, and the Warrants are exercisable for 5 years until August 3, 2005. In all other material respects, the Note and Warrants have the same terms and conditions as those sold in the initial closing of the Note Offering described in Note 4 above.

Purchasers in the Subsequent Closing included five of the seven Initial Investors affiliated with the Company (LCO, Andrew McKelvey, Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P.) for $3,616,668 principal amount of the Notes. Two new investors, VenCap Opportunities Fund, L.P. and Wendell Starke as Trustee UDT 10-2-1991, also purchased Notes and Warrants in the Subsequent closing for an aggregate principal investment of $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS."

 .........The  following  table sets forth  certain  information  relating to the growth in the number of BriteSmile Centers and Associated Centers for the 13 weeks ended July 1, 2000 compared to the fiscal year ended April 1, 2000:

                                          BriteSmile, Inc.                                               Fiscal Year
                                          Roll-out Status                                                   Ended
                                         as of July 1, 2000                                              April 1, 2000

-----------------------------------------------------------------------------------------------------    --------------

                              Number of Centers at the      Number of Centers       Number of Centers
        Centers                 beginning of Period       Opened During Period      At End of Period         Total
-----------------------       ------------------------   ----------------------    -------------------   --------------
                                     14                         -0-                       14                  14

                                                                                            Grand

    Associated Centers           AC's           OCA         Total U.S.        Int'l         Total           Total
---------------------------- -------------- -------------  -------------- -------------- ------------   ---------------

Total Developed............       516            80             596            115           711             490

Contracts Received.........       503            75             578            115           693             375

Active - In Business.......       389            44             433            99            532             235

In Process (1).............       114            31             145            16            161             140

(1)Represents Associated Centers for which a contract has been received but where the dentist who will operate the Associated Center is either awaiting training or shipment of the BS3000 device.

The following table sets forth, for the periods indicated, certain information relating to the operations of the Company. During the fourth quarter of Fiscal 2000, the Company adopted a 52/53-week (4 week - 4 week - 5 week) fiscal calendar. This change necessitated adding one day to the Fiscal 2000 year. Data in the table reflects the consolidated results of the Company for the 13 weeks ended July 1, 2000 and June 30, 1999, respectively. All amounts, except share data, in the following table and discussion are in thousands.



                                               For the 13 Weeks Ended
                                                     (Unaudited)
                                           -------------------------------------
                                                                        % OF
                                                                         CHG
                                                                        FROM
                                              JULY        JUNE         1999 TO
                                             1, 2000    30, 1999        2000
                                           -----------  ----------   -----------
        Statement of Operations Data:
               Center whitening fees, net..$    2,210  $      731       202.3%
               Associated Center whitening
               fees, net...................     1,885         143     1,218.2
               Product sales...............       230           -       100.0
                                              --------    --------
                    Total revenues, net.        4,325         874       394.8
                                              --------    --------
        Operating Costs and Expenses:
               Center selling and
                occupancy costs............     4,509       1,825       147.1
               Selling, general and
                administrative.............     6,700       2,217       202.2
               Research and development
                expenses...................       386         276        39.9
               Depreciation and
                amortization.....               1,010         155       551.6
                                              --------    --------

                  Total operating costs and
                    Expenses...............    12,605       4,473       181.8
                                              --------    --------

        Other Income (Expense), net:
               Interest expense............         (4)       (19)      (78.9)
                                              ---------   --------
               Interest income.............         71         91       (22.0)
                                              ---------   --------
               Income tax expense..........        (23)         -       100.0
                                              ---------   --------
                Net income (loss)..........    $(8,236)   $(3,527)      133.5%
                                               ========   ========

The following are explanations of significant period-to-period changes for the 13 weeks ended July 1, 2000 and June 30, 1999:

Revenues

Total Revenues, net. Total revenues, net increased by $3,451, or 394.8% to $4,325 for the 13 weeks ended July 1, 2000 from $874 for the 13 weeks ended June 30, 1999.

Center Whitening Fees, net. Center whitening fees, net increased by $1,479, or 202.3%, to $2,210 for the 13 weeks ended July 1, 2000 from $731 for the 13 weeks ended June 30, 1999. This increase was primarily due to the operation of 14 Centers during the 13 weeks ended July 1, 2000 compared to 4 Centers that were in operation during the 13 weeks ended June 30, 1999. No new Centers were opened during the 13 weeks ended July 1, 2000. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of 6 additional Centers and full year operating results for existing Centers.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $1,742, or 1,218.2% to $1,885 for the 13 weeks ended July 1, 2000 from $143 for the 13 weeks ended June 30, 1999. This increase was primarily due to the operation of 532 Associated Centers during the 13 weeks ended July 1, 2000 compared to 14 Associated Centers that were in operation during the 13 weeks ended June 30, 1999. Of the 532 Associated Centers in operation at July 1, 2000, 99 were international locations.

During the 13 weeks ended July 1, 2000, the Company opened 297 new Associated Centers, of which 75 were international locations. At July 1, 2000, there were 161 Associated Centers in the process of being placed into operation, of which 16 were international locations. Due to training and shipping requirements, there is approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

The Company is aggressively executing its strategic plan of expanding distribution into the professional dental practice channel through its
Associated Centers. This plan includes the expansion of strategic partnerships like the OCA relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 1,500 additional Associated Centers in domestic and international locations over the next nine months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales for the 13 weeks ended July 1, 2000 totaled $230. Product sales for the 13 weeks ended July 1, 2000 represent the Company's toothpaste and Sonicare toothbrush products sold at Centers. There were no product sales during the 13 weeks ended June 30, 1999. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through an E-Commerce website (to be introduced in fiscal year
2001).

During the 13 weeks ended July 1, 2000, the Company introduced a new program called "Smile Assurance". The Smile Assurance program is available to any customer who has completed the BriteSmile procedure and purchased two tubes of maintenance toothpaste at retail value. The customer then receives two Smile Assurance certificates good for 2 BriteSmile procedures at one half of the suggested retail price during the subsequent three years. Prior to implementing this program, the Company was selling approximately 1.3 tubes of its maintenance toothpaste to every customer who had the whitening procedure. Since introduction of the program, toothpaste sales have averaged approximately 2 tubes for every customer. Smile Assurance is currently offered at all BriteSmile Center locations and will be introduced to participating Associated Centers in Fall 2000. There can no assurance that this trend will continue.

Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased by $2,684, or 147.1%, to $4,509 for the 13 weeks ended July 1, 2000 from $1,825 for the 13 weeks ended June 30, 1999. This increase is primarily due to the operation of 14 Centers during the 13 weeks ended July 1, 2000 compared to 4 Centers that were in operation during the 13 weeks ended June 30, 1999. Of this increase, $584 was advertising and promotional costs directed to increase consumer awareness, $863 related to Center salaries and benefits, and $559 related to rent at the 14 existing Centers. Center selling and occupancy costs, as a percentage of Center whitening fees, decreased to 204.0% for the 13 weeks ended July 1, 2000 from 249.7% for the 13 weeks ended June 30, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers. Center selling and occupancy costs are expected to increase during the next twelve months as a result of the planned opening of 6 additional Centers as well as full year operating results over the next twelve months at existing Centers. However, Center selling and occupancy costs as a percentage of

Center whitening fees are expected to continue to decrease as marketing expenditures in each market is leveraged more effectively across a greater number of locations. Product cost of sales as a percentage of product sales was 40.1% for the 13 weeks ended July 1, 2000. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4,483, or 202.2%, to $6,700 for the 13 weeks ended July 1, 2000 from $2,217 for the 13 weeks ended June 30, 1999. During the 13 weeks ended July 1, 2000, the Company added 11 additional executive, selling and administrative personnel to effectively execute the Company's business strategy, including the introduction of 14 new Centers, the addition of 711 Associated Centers, and costs incurred to open future Centers and Associated Centers.

Included in the selling, general and administrative expenses for the 13 weeks ended July 1, 2000 were $2,510 of advertising, promotional, and call center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists. The Company also incurred $1,442 of professional service costs during the 13 weeks ended July 1, 2000, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. The Company also incurred $405 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland, Italy, Holland, France, Singapore, Germany, Netherlands and Belgium.

Management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses increased by $110, or 39.9%, to $386 for the 13 weeks ended July 1, 2000 from $276 for the 13 weeks ended June 30, 1999. This increase was primarily attributable to the development of the Company's next generation LATW system. Research and development costs incurred during the 13 weeks ended June 30, 1999 represent the development of the BS3000 system and keycard which was introduced into Associated Centers during November 1999. The Company also incurred additional expenses related to clinical and efficacy studies and costs incurred in connection with the Company's efforts to obtain ADA approval.

Depreciation and Amortization. Depreciation and amortization increased by $855, or 551.6%, to $1,010 for the 13 weeks ended July 1, 2000 from $155 for the 13 weeks ended June 30, 1999. This increase was primarily attributable to the operation of 14 existing Centers and the operation of 532 BS3000 systems in Associated Centers.

Stock Option and Warrant Issuance Expense. During the 13 weeks ended July 1, 2000, the Company recognized non-cash charges totaling $188 for the fair value of stock options granted to various consultants to the Company. These expenses have been allocated to the appropriate expense category on the income statement. On June 27, 2000, the Company issued Warrants for 1,260,787 shares of the Company's common stock to nine investors in connection with a private placement of a Notes. The Warrants are exercisable at $7.21 per share and expire on June 29, 2005. The fair value of the Warrants utilizing the Black-Scholes valuation model is $1,840 and is being amortized over five years. The remaining unamortized balance is reflected as a discount to long-term debt on the balance sheet.

Total Operating Costs and Expenses. Total operating costs and expenses increased by $8,132, or 181.8%, to $12,605 for the 13 weeks ended July 1, 2000 from $4,473 for the 13 weeks ended June 30, 1999, for the reasons discussed above.

Interest Expense. Interest expense decreased $15, or 78.9%, to $4 for the 13 weeks ended July 1, 2000 from $19 for the 13 weeks ended June 30, 1999. Interest expense for the 13 weeks ended July 1, 2000 represents a pro-rata amount of the 5% interest to be accrued and paid on a semi-annual basis on the outstanding amount of the Notes. Interest expense for the 13 weeks ended June 30, 1999 consisted primarily of mortgage interest paid on the Company's former headquarters facility.

Interest Income. Interest income decreased $20, or 22.0%, to $71 for the 13 weeks ended July 1, 2000 from $91 for the 13 weeks ended June 30, 1999. This decrease was primarily related to decreased average available cash on-hand to invest.

Net Loss. The net loss increased by $4,709, or 133.5%, to $8,236 for the 13 weeks ended July 1, 2000 from $3,527 for the 13 weeks ended June 30, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

         General

The Company's principal sources of liquidity have been issuances of common stock and common stock equivalents. At July 1, 2000, the Company had $12,286 of cash and cash equivalents. The Company expects to open additional Centers and sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources, ability to secure leases for its Centers and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through the transition fiscal year ending December 30, 2000 and that it's principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy, to build out 6 additional BriteSmile Centers and to fund the production of additional BS3000 devices for Associated Centers as a result of the Company's planned expansion of its business platform.

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with nine investors (the "Initial Investors") pursuant to which the Company sold $15,583 of 5% Subordinated Convertible Notes (the "Notes") due June 29, 2005 (the "Initial Closing"). As described in Part II, Item 2 below, effective August 3, 2000, the Company completed a subsequent sale (the "Subsequent Closing") of an additional $4,416,667 principal amount of the Notes, together with Warrants to purchase 357,334 shares of Common Stock, as part of the same private placement. The Notes sold in the Subsequent Closing are due August 3, 2005, and the Warrants are exercise for 5 years until August 3, 2005. In all other material respects, the Note and Warrants have the same terms and conditions as the those sold in the Initial Closing. Accordingly, in the opinion of management, the Company will have adequate debt and equity capital resources to pursue its goals in the next twelve months. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans.

The Notes are convertible into shares of the Company's Common Stock at a per share conversion price of $6.18, which is 140% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents with the Initial Investors were signed. The Company also issued to the Initial Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,260,787 shares of Common Stock, which have a term of five years and an exercise price of $7.21. The number of shares underlying the Notes and the exercise price of the Warrants are subject to certain reset and penalty provisions as set forth in the transaction documents.

The investors in the Initial and Subsequent Closings which are presently affiliated with the Company and include LCO Investments Limited (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper Lazzara, Jr. (director), Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. (shareholders and affiliated with director Gerald Poch), and Andrew McKelvey (shareholder and affiliated with director Bradford Peters).

Pursuant to a Registration Rights Agreement between the investors and the Company, the Company agreed to register with the SEC, within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for offer and sale under the Securities Act of 1933, as amended.

On May 26, 2000, the Company entered into a Revolving Credit Line Agreement (the "Credit Facility") with Bank of Hawaii. Under the Credit Facility, the Company may borrow from time to time through May 25, 2001 up to $2 million outstanding at any one time. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank. The Credit Facility requires monthly payments to the Bank of interest only, with all principal and accrued interest due May 25, 2001. To date, the Company has no borrowings under the Credit Facility.

July 1, 2000 Compared to April 1, 2000

As of July 1, 2000, the Company had liquid assets (cash and cash equivalents and trade accounts receivable) of $14,094, an increase of 16.0%, or $1,944, from April 1, 2000 when liquid assets were $12,150. Cash increased $1,317, or 12.0%, to $12,286 at July 1, 2000 from $10,969 at April 1, 2000. This increase in cash was primarily the result of the $12,083 of proceeds from the Notes received in June 2000. Trade accounts receivable increased $626, or 53.1%, to $1,807 at July 1, 2000 from $1,181 at April 1, 2000. This increase was primarily the result of the increased number of Associated Centers in operation during the 13 weeks ended July 1, 2000 and the increased key card re-orders received during the period.

Current assets increased by $6,186, or 41.2%, to $21,204 at July 1, 2000 from $15,018 at April 1, 2000. This increase was primarily the result of an increase in cash of $1,317 and accounts receivable of $626, described above, as well as an increase in inventory of $1,071 resulting from increased production of the BS3000 device being shipped to Associated Center locations. This increase was offset in part by a decrease in prepaid expenses of $114.

Long-term assets increased $1,258, or 7.2%, to $18,629 at July 1, 2000 from $17,371 at April 1, 2000. This increase was primarily the result of leasehold improvements at additional Centers under construction, the shipment of 235 additional BS3000 devices, and deferred warrant expense during the 13 weeks ended July 1, 2000.

Current liabilities decreased by $209, or 5.0%, to $3,940 at July 1, 2000 from $4,149 at April 1, 2000. This decrease was primarily the result of a decrease in accrued expenses of $928, offset in part by increases in trade accounts payable of $719 and accrued gift certificate liability of $25.

The Company's working capital increased by $6,395, or 58.8% to $17,264 at July 1, 2000 from $10,869 at April 1, 2000, for the reasons described above.

The Company used net cash of $12,004 in operating activities during the 13 weeks ended July 1, 2000, primarily as a result of the net loss incurred during the period.

The Company used net cash of $2,309 in investing activities during the 13 weeks ended July 1, 2000, primarily for capital expenditures relating to the Company's expansion efforts in Centers and Associated Centers.

The Company provided net cash of $15,630 from financing activities during the 13 weeks ended July 1, 2000, primarily due to the private placements of $15,583 of Notes. Additionally, the Company received $46 in proceeds from the exercise of stock options.

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

Forward Looking Statements

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's filings with the Securities and Exchange Commission are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

o Ongoing operating losses associated with the development, marketing and implementation of new, light-activated teeth whitening technologies;

o Failure of the Company to secure additional financing to complete its aggressive plan for the rollout of a broad base of teeth whitening centers nationwide;

o Unproven market for the Company's new whitening products, whitening process, "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

o        Lack of product diversity.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In April 2000, Natural White, Inc. and its affiliated corporations filed suit against the Company in the Supreme Court of the State of New York, Erie County. Also named as a defendant in the action was R. Eric Montgomery, a director of the Company and the principal owner of IDEX Dental Sciences ("IDEX"). BriteSmile has removed the case to the United States District Court for the Western District of New York and filed a motion to dismiss the complaint.

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

Based upon the opinion of counsel, the Company believes that the suit is without merit and will be dismissed against BriteSmile. The Company maintains that its Light Activated Tooth Whitening Gel is proprietary and unique to the Company, and that it is formulated to be used in conjunction with the Company's proprietary BriteSmile BS-2000 and BS-3000 Gas Plasma LATW systems.

The Company is actively negotiating settlement of the litigation. The Company presently anticipates that terms of settlement will involve an acknowledgement by Natural White that the Company's Centers and Associated Centers are outside Natural White's licensed field of use and will not infringe Natural White's license. Although the parties are actively pursuing settlement, to date no definitive settlement agreement has been executed, and there can be no assurance that settlement upon the terms described above, or upon any other terms, will occur.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES.

Initial Note Purchases June 29, 2000

On June 29, 2000 the Company closed a Securities Purchase Agreement with nine investors (the "Initial Investors"), pursuant to which the Company sold in a private placement (the "Initial Closing") its 5% Subordinated Convertible Notes due June 29, 2005 (the "Notes") in the aggregate principal amount of $15,583,332.

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"), at a per share conversion price of $6.18, which is 120% of the average of the closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,260,787 shares of Common Stock, which have a term of five years and an exercise price of $7.21 per share. The conversion price of the Notes and the exercise price of the Warrants are subject to certain reset and/or penalty provisions as set forth in the transaction documents.

Two of the Initial Investors, who purchased a total of $3,500,000 principal amount of the Notes, are unaffiliated with the Company. These unaffiliated investors are CapEx, L.P. and Pacific Mezzanine Fund.

Seven of the Initial Investors, who purchased an aggregate amount of $12,083,332 of the Notes, are presently affiliates of the Company. The affiliated Initial Investors include LCO Investments Limited (shareholder and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Gasper
Lazzara, Jr. (director), Andrew McKelvey (shareholder and affiliated with director Bradford Peters), and Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P. (shareholders and affiliated with director Gerald Poch).

Pursuant to a Registration Rights Agreement between the Initial Investors and the Company, the Company agreed to register with the Securities and Exchange Commission, within 120 days from the closing date, the shares of Common Stock underlying the Notes and Warrants for resale under the Securities Act of 1933, as amended.

Subsequent Note Purchases August 3, 2000

Effective August 3, 2000, the Company completed a subsequent sale (the "Subsequent Closing") of an additional $4,416,667 principal amount of the Notes, together with Warrants to purchase 357,334 shares of Common Stock, as part of the same private placement. The Notes sold in the Subsequent Closing are due August 3, 2005, and the Warrants are exercise for 5 years until August 3, 2005. In all other material respects, the Note and Warrants have the same terms and conditions as the those sold in the Initial Closing.

Purchasers in the Subsequent Closing included five of the seven Initial Investors affiliated with the Company (LCO, Andrew McKelvey, Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P.) for $3,616,668 principal amount of the Notes. Two new investors, VenCap Opportunities Fund, L.P. and Wendell Starke as Tustee UDT dated 10-2-1991, also purchased Notes and Warrants in the Subsequent closing for an aggregate principal investment of $800,000.

All sales of the Notes and Warrants in the Initial Closing and the Subsequent Closing were made in private transactions, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. Each person acquired the Notes and related warrants for investment purposes only, with no intent to distribute the securities. The Notes and Warrants are subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No.                                  Description
-----------                                  -----------


10.A Employment Letter dated March 17, 2000 between the Company and Michael Whan filed herewith.

(B)  REPORTS ON FORM 8-K

The Company filed two Current Reports on Form 8-K during the quarter for which this report is filed. On April 6, 2000 the Company filed a Current Report on Form 8-K to report under Item 5 thereof that Mr. Gerald Poch and Mr. Gasper Lazzara, Jr. had been appointed directors of the Company. On June 28, 2000, the Company filed a Current Report on Form 8-K to report under Item 8 thereof that effective March 31, 2000, the Company has changed its fiscal year-end from March 31 of each year to the last Saturday closest to December 31 of each year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John L. Reed                                     August 14, 2000
------------------------                             ---------------------
John L. Reed                                         Date
Chief Executive Officer

/s/ Paul A. Boyer                                    August 14, 2000
------------------------                             ---------------------
Paul A. Boyer                                        Date
Chief Financial Officer