Form 10-Q
period 2000-09-30
BRITESMILE INC
filed 2000-10-31
CIK 866734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended:September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to                .
                               -----------    ---------------
Commission File Number:        1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

           UTAH                                                87-0410364
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS employer identification no.)
of incorporationor organization)


490 North Wiget Lane
Walnut Creek, California                                         94598
--------------------------------               ---------------------------------
(Address of principal                                         (Zip Code)
 executive offices)

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

 X  yes        no

The Company had 24,054,276 shares of common stock outstanding at October 24, 2000.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2000
and April 1, 2000..............................................................3

Condensed Consolidated Statements of Operations for the 13 weeks ended
September 30, 2000 and September 30, 1999, respectively........................5

Condensed Consolidated Statements of Operations for the 26 weeks ended
September 30, 2000 and September 30, 1999, respectively........................6

Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
September 30, 2000 and September 30, 1999, respectively........................7

Notes to Condensed Consolidated Financial Statements...........................8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13



PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................21

Item 2.   Changes in Securities...............................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                BRITESMILE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                 September 30, 2000          April 1, 2000
                                                                                ----------------------    ------------------------
                                                                                        (Unaudited)           (Note 2)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $      4,948,684          $     10,969,400
    Cash, restricted as to use                                                           843,000                   843,000
    Trade accounts receivable, net of allowance for doubtful
        accounts of $110,402 and $110,828, respectively                                2,005,157                 1,180,506
    Current portion, note receivable                                                     307,263
    Inventories                                                                        3,453,545                 1,191,144
    Prepaid expenses and other                                                           707,655                   833,778
                                                                                ----------------------    ------------------------

                  Total current assets                                                12,265,304                15,017,828
                                                                                ----------------------    ------------------------

PROPERTY, EQUIPMENT AND IMPROVEMENTS, at cost:
    Furniture, fixtures and equipment                                                 13,136,801                 7,153,319
    Leasehold improvements                                                            11,248,925                 7,604,464
                                                                                ----------------------    ------------------------
                                                                                      24,385,726                14,757,783
    Less accumulated depreciation and amortization                                    (3,952,993)               (1,699,949)
                                                                                ----------------------    ------------------------

                                                                                      20,432,733                13,057,834
    Construction in progress                                                             769,094                 2,844,644
                                                                                ----------------------    ------------------------

                  Net property, equipment and  improvements, at cost                  21,201,827                15,902,478
                                                                                ----------------------    ------------------------

NOTE RECEIVABLE                                                                          502,794                         -

                                                                                ----------------------    ------------------------
OTHER ASSETS                                                                           1,387,200                 1,468,800
                                                                                ----------------------    ------------------------

                                                                                $     35,357,124          $     32,389,106
                                                                                ======================    ========================



                     The accompanying notes to consolidated
                    financial statements are an integral part
                      of these consolidated balance sheets.

                                BRITESMILE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 September 30, 2000            April 1, 2000
                                                                                ----------------------     ------------------------
                                                                                       (Unaudited)              (Note 2)
CURRENT LIABILITIES:
    Accounts payable                                                            $       2,536,100          $       1,864,358
    Accrued expenses                                                                    1,854,882                  2,161,749
    Gift certificate liability                                                            234,464                    122,814
                                                                                ----------------------     ------------------------

                Total current liabilities                                               4,625,446                  4,148,921

Long-term debt, net                                                                    17,216,158                          -
Other long-term liabilities                                                               465,405                    121,024
                                                                                ----------------------     ------------------------

                    Total long-term liabilities                                        17,681,563                    121,024

                Total liabilities                                                      22,307,009                  4,269,945
                                                                                ----------------------     ------------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized; and
        23,938,680 and 23,905,635 shares issued and outstanding,
        respectively                                                                       23,939                     23,905
    Additional paid-in capital                                                         76,609,564                 73,389,439
    Accumulated deficit                                                               (63,583,388)               (45,294,183)
                                                                                ----------------------     ------------------------

                Total shareholders' equity                                             13,050,115                 28,119,161
                                                                                ----------------------     ------------------------

                                                                                $      35,357,124          $      32,389,106
                                                                                ======================     ========================


                     The accompanying notes to consolidated
                    financial statements are an integral part
                      of these consolidated balance sheets.

                                BRITESMILE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                                                   13 Weeks Ended                  13 Weeks Ended
                                                                                 September 30, 2000              September 30, 1999
                                                                                ---------------------------     --------------------
   REVENUES:
       Center whitening fees, net                                               $        3,252,876              $        1,213,629
       Associated Center whitening fees, net                                             1,515,169                         230,205
       Product sales                                                                       410,774                          27,085
                                                                                ---------------------------     --------------------

           Total revenues, net                                                           5,178,819                       1,470,919
                                                                                ---------------------------     --------------------

   OPERATING COSTS AND EXPENSES:
       Center selling and occupancy costs                                                7,656,236                       3,521,013
       Selling, general and administrative expenses                                      5,467,717                       3,761,717
       Research and development expenses                                                   557,312                         654,964
       Depreciation and amortization                                                     1,242,728                         247,452
       Termination benefits, impairment charges and write down of assets                         -                         300,000
                                                                                ---------------------------     --------------------

           Total operating costs and expenses                                           14,923,993                       8,485,146
                                                                                ---------------------------     --------------------

               Loss from operations                                                     (9,745,174)                     (7,014,227)
                                                                                ---------------------------     --------------------

   OTHER INCOME (EXPENSE), net:
       Interest expense                                                                   (387,923)                       (112,123)
       Interest income                                                                      79,840                         231,284
                                                                                ---------------------------     --------------------

           Total other income (expense), net                                              (273,370)                        119,161
                                                                                ---------------------------     --------------------

               Loss before income tax provision                                        (10,053,257)                     (6,895,066)

   INCOME TAX PROVISION                                                                          -                                -
                                                                                ---------------------------     --------------------

               Net loss                                                         $      (10,053,257)             $       (6,895,066)
                                                                                ===========================     ====================

   BASIC AND DILUTED NET LOSS PER SHARE                                         $            (0.42)             $            (0.37)
                                                                                ===========================     ====================

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                          23,931,977                      18,627,000
                                                                                ===========================     ====================


                     The accompanying notes to consolidated
                      financial statements are an integral
                     part of these consolidated statements.

                                BRITESMILE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                   26 Weeks Ended            26 Weeks Ended
                                                                                 September 30, 2000        September 30, 1999
                                                                                ---------------------     ---------------------
   REVENUES:
       Center whitening fees, net                                               $        5,463,390        $        1,945,130
       Associated Center whitening fees, net                                             3,400,536                   372,730
       Product sales                                                                       640,312                    27,085
                                                                                ---------------------     ---------------------

           Total revenues, net                                                           9,504,238                 2,344,945
                                                                                ---------------------     ---------------------

   OPERATING COSTS AND EXPENSES:
       Center selling and occupancy costs                                               12,164,953                 4,845,229
       Selling, general and administrative expenses                                     12,168,239                 6,464,580
       Research and development expenses                                                   943,298                   945,552
       Depreciation and amortization                                                     2,253,044                   402,057
       Termination benefits, impairment charges and write down of assets                         -                   300,000
                                                                                ---------------------     ---------------------

           Total operating costs and expenses                                           27,529,534                12,957,418
                                                                                ---------------------     ---------------------

               Loss from operations                                                    (18,025,296)              (10,612,473)
                                                                                ---------------------     ---------------------

   OTHER INCOME (EXPENSE), net:
       Interest expense                                                                   (391,635)                 (165,039)
       Interest income                                                                     151,088                   355,477
                                                                                ---------------------     ---------------------

           Total other income (expense), net                                              (240,547)                  190,438
                                                                                ---------------------     ---------------------

               Loss before income tax provision                                        (18,265,842)              (10,422,035)

   INCOME TAX PROVISION                                                                     23,362                         -
                                                                                ---------------------     ---------------------

               Net loss                                                         $      (18,289,204)       $      (10,422,035)
                                                                                =====================     =====================

   BASIC AND DILUTED NET LOSS PER SHARE                                         $            (0.76)       $            (0.58)
                                                                                =====================     =====================

   WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                                          23,926,334                18,032,000
                                                                                =====================     =====================


                     The accompanying notes to consolidated
                      financial statements are an integral
                     part of these consolidated statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                   26 Weeks Ended                  26 Weeks Ended
                                                                                 September 30, 2000               September 30, 1999
                                                                                ----------------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $      (18,289,204)             $      (10,422,035)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                 2,253,044                         402,057
           Termination benefits, impairment charges and write-down of assets                     -                         300,000
           Cost recognized for issuance of long-term debt                                  128,779                               -
           Cost recognized for issuance of stock and stock options                         328,177                       1,063,465
           Changes in assets and liabilities:
                 Trade accounts receivable                                                (824,651)                        (42,148)
                 Note receivable                                                          (810,057)                              -
                 Inventories                                                            (2,262,401)                        (46,068)
                 Prepaid expenses and other                                                126,123                        (222,037)
                 Accounts payable                                                          671,743                        (256,324)
                 Accrued expenses & other current liabilities                             (195,217)                      1,687,255
                 Other long term liabilities                                               344,381                         157,250
                                                                                ----------------------------    --------------------

                     Net cash used in operating activities                             (18,529,283)                     (7,378,585)
                                                                                ----------------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from assets held for sale, net                                                       -                       1,250,000
   Purchase of property and equipment                                                   (7,552,393)                     (5,561,056)
                                                                                ----------------------------    --------------------

                     Net cash used in investing activities                              (7,552,393)                     (4,311,056)
                                                                                ----------------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principle payments on borrowing                                                               -                        (806,000)
   Proceeds from convertible debenture offering (Note 4)                                20,000,000                               -
   Proceeds from common stock offering                                                           -                      15,356,000
   Proceeds from exercise of stock options                                                  60,960                               -
                                                                                ----------------------------    --------------------

                     Net cash provided by financing activities                          20,060,960                      14,550,000
                                                                                ----------------------------    --------------------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (6,020,716)                      2,860,359

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                       10,969,400                       6,199,701
                                                                                ----------------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                  $        4,948,684              $        9,060,060
                                                                                ============================    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                      $            3,712              $           19,167
                                                                                ============================    ====================

    Cash paid for income taxes                                                  $           23,362              $                -

    Warrants issued with long-term debt, the fair market value of which was
        capitalized as a discount to long-term debt                             $        2,912,621              $                -
                                                                                ============================    ====================


                      Theaccompanying notes to consolidated
                      financial statements are an integral
                     part of these consolidated statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000

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

In February 1999, the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of September 30, 2000, the Company had 17 Centers and 884 Associated Centers in operation.

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

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)


Operating results for the 13 and 26 weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2000. The balance sheet at April 1, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on form 10-KSB for the year ended April 1, 2000.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of dental supplies and component parts for the manufacturing of teeth whitening systems as of September 30, 2000 and April 1, 2000, respectively, and are summarized as follows:

                                                                 September 30, 2000           April 1, 2000
                                                             ---------------------------  ----------------------

       Dental Supplies & Merchandise                         $         845,906            $        184,828
       Finished Goods                                                1,450,559                     105,181
       Work in Progress                                              1,157,080                     901,135
                                                             ---------------------------  ----------------------

             Total Inventory                                 $       3,453,545            $      1,191,144
                                                             ===========================  ======================

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company recognized no tax benefit for the net operating losses incurred during the 26 weeks ended September 30, 2000 due to uncertainties about the Company's ability to generate future earnings to offset such losses.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented.

In calculating net loss per share for the 26 weeks ended September 30, 2000, warrants and options to purchase 7,688,806 potential common shares were not included in the computation as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

Reclassifications
Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.

(3)        ACCRUED LIABILITIES

      Accrued liabilities consists of the following at September 30, 2000

                                                       September 30, 2000
                                                    -------------------------

    Accrued salaries and benefits                   $           607,114
    Accrued incentive                                           268,841
    Accrued professional services                               298,510
    Accrued interest                                            231,564
    Other accrued expenses                                      448,853
                                                    =========================
            Total                                   $         1,854,882
                                                    =========================


(4)        LONG TERM DEBT

On June 27, 2000, the Company signed a Securities Purchase Agreement with nine investors (the "Initial Investors"), pursuant to which the Company sold in a private placement (the "Note Offering") its 5% Subordinated Convertible Notes due June 29, 2005 in the aggregate principal amount of $15,583,333 (the "Notes").

The Notes are convertible into shares of the Company's Common Stock, par value $.001 per share ("Common Stock"), at a per share conversion price of $6.18, which was 120% of the average closing bid price of the Common Stock during the ten-trading day period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Initial Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,260,787 shares of Common Stock. The Warrants have a term of five years and an exercise price of $7.21 per share. The number of shares underlying the Notes and the exercise price of the Warrants are subject to certain reset and penalty provisions as set forth in the transaction documents.

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

Purchasers in the Subsequent Closing included five of the seven Initial Investors affiliated with the Company (LCO, Andrew McKelvey, Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P.) for $3,616,668 principal amount of the Notes. Two new investors, VenCap Opportunities Fund, L.P. and Wendell Starke, also purchased Notes and Warrants in the Subsequent closing for an aggregate principal investment of $800,000.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(4)  LONG TERM DEBT - (continued)

The fair market value of all of the warrants utilizing the Black-Scholes valuation model is $2,912,621 and is being amortized over five years. The remaining fair market value is reflected in discount to long-term debt on the balance sheet. The compensation expense for the warrants issued is taken as an expense in interest expense.

Pursuant to a Registration Rights Agreement the Company filed a registration statement with the SEC covering the shares of Common Stock underlying the Notes and Warrants, which was declared effective on August 25, 2000.

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

(7)  WARRANTS

In June 1999, the Company issued warrants for 300,000 shares (the "OCA Shares") of Common Stock to Orthodontic Centers of America, Inc. ("OCA") in consideration for OCA entering into an agreement to install BS 3000 systems in OCA facilities. The Warrants were exercisable at $11.0625 per share and expired on June 2, 2000. The fair value of the OCA Warrants utilizing the Black-Scholes valuation model was $1,632,000 and is being

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 (7)  WARRANTS - (continued)

 amortized over the life of the agreement between the Company and OCA, which is ten years. The remaining fair market value is reflected in other assets on the balance sheet. The compensation expense for the OCA Warrants is taken against Associated Center Revenue.

(8)        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect the initial adoption of SFAS 133 to have a material effect on the Company's operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.


(9)       LITIGATION

Effective August 22, 2000 the Company entered into a Settlement Agreement in connection with the full settlement and termination of the lawsuit first filed by Natural White, Inc. and its affiliated corporations against the Company in the Supreme Court of the State of New York, Erie County in April 2000. Also named as a defendant in the original action was R. Eric Montgomery, a director of the Company and the principal owner of IDEX Dental Sciences ("IDEX"). BriteSmile removed the case to the United States District Court for the Western District of New York and filed a motion to dismiss the complaint.

IDEX licensed certain dental products and technology to Natural White for use outside the professional field. Through Montgomery, BriteSmile was granted a separate license to use tooth whitening products and technology in the professional field. The complaint filed by Natural White alleged that the defendants misappropriated proprietary rights and trade secrets of Natural White, that they interfered with the contract between IDEX and Natural White, and that they have been unjustly enriched as a result of this conduct. The Complaint asserted compensatory damages in excess of $6 million, and also sought punitive damages and a permanent injunction enjoining the Company from using the IDEX technology licensed to Natural White.

Pursuant to the Settlement Agreement, Natural White dismissed with prejudice all claims alleged in the lawsuit. Under the Settlement Agreement, Natural White purchased from IDEX for the sum of $950,000 a worldwide, royalty free, fully paid-up, exclusive license covering the tooth whitening products and technology it is currently using to manufacture and sell its products outside the professional field. In order to facilitate Natural White's purchase of its license from IDEX, the Company made a secured loan to Natural White in the principal amount of $838,000 to cover a portion of the purchase price. The loan bears interest in the amount of $62,000. Natural White is obligated to repay the loan at the rate of 30,000 per month for 60 months. Natural White specifically acknowledged in the Settlement Agreement that the Company's Teeth Whitening Centers and Associated Centers are in the professional field and do not infringe Natural White's license, and that Natural White is prohibited from selling the licensed products in the professional field.

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

           The following table sets forth certain information relating to the growth in the number of BriteSmile Centers and Associated Centers for the 26 weeks ended September 30, 2000 compared to the fiscal year ended April 1, 2000:

                                              BriteSmile, Inc.                                                        Fiscal Year
                                               Roll-out Status                                                           Ended
                                          as of September 30, 2000                                                   April 1, 2000
------------------------------------------------------------------------------------------------------------------  ----------------

                               Number of Centers at the        Number of Centers Opened         Number of Centers
           Centers                beginning of Period                During Period              At End of Period          Total
  ------------------------    ----------------------------     --------------------------     ----------------------  --------------
                                        14                              3                           17                   14

                                                                                                        Grand
      Associated Centers           AC's              OCA           Total U.S.           Int'l           Total           Total
----------------------------  ----------------  ---------------  ----------------  ----------------  -------------  ----------------

Total Developed                     789               96               885               128            1,013            490

Contracts Received                  761               93               854               128              982            375

Active - In Business                684               82               766               118              884            235

In Process (1)                       77               11                88                10               98            140

(1) Represents Associated Centers for which a contract has been received but where the dentist who will operate the Associated Center is either awaiting training or shipment of the BS3000 device.

The following table sets forth, for the periods indicated, certain information relating to the operations of the Company. During the fourth quarter of Fiscal 2000, the Company adopted a 52/53-week (4 week - 4 week - 5 week) fiscal calendar. This change necessitated adding one day to the Fiscal 2000 year. Data in the table reflects the consolidated results of the Company for the 13 and 26 weeks ended September 30, 2000 and September 30, 1999, respectively. All amounts, except share data, in the following table and discussion are in thousands.

                                                   For the 13 Weeks Ended                    For the 26 Weeks Ended
                                                        (Unaudited)                                (Unaudited)
                                          ----------------------------------------- -----------------------------------------------
                                                                             % OF                                       % OF
                                                                              CHG                                        CHG
                                                                              FROM                                       FROM
                                              SEPTEMBER      SEPTEMBER       1999 TO     SEPTEMBER      SEPTEMBER       1999 TO
                                              30, 2000       30, 1999         2000       30, 2000      30, 1999        2000
                                          --------------  -------------- ----------- --------------- -------------- ----------------

Statement of Operations Data:
       Center whitening fees, net            $ 3,253,000   $ 1,214,000     168.0%      $ 5,463,000    $ 1,945,000      180.9%
       Associated Center whitening fees,
          net                                  1,515,000       230,000     558.7         3,401,000        373,000      811.8
       Product sales                             411,000        27,000   1,422.2           640,000         27,000    2,270.3
                                          --------------  --------------             --------------- --------------
               Total revenues, net             5,179,000     1,471,000     252.1         9,504,000      2,345,000      305.3
                                          --------------  --------------             --------------- --------------

Operating Costs and Expenses:
       Selling and occupancy costs             7,656,000     3,020,000     153.5        12,165,000      4,845,000      151.1
       Selling, general and administrative     5,468,000     4,263,000      28.3        12,168,000      6,465,000       88.2
       Research and development expenses         557,000       655,000     (15.0)          943,000        945,000          -
       Depreciation and amortization           1,243,000       247,000     403.2         2,253,000        402,000      460.4
       Termination benefits, impairment
        charges and write-down of assets               -       300,000         -                 -        300,000          -
                                          --------------  --------------             --------------- --------------
           Total operating costs and
             Expenses                         14,924,000     8,485,000      75.9        27,529,000     12,957,000       112.5
                                          --------------  --------------             --------------- --------------

Other Income (Expense), net:
       Interest expense                         (388,000)     (112,000)    246.4          (392,000)      (165,000)      137.5
                                          --------------  --------------             --------------- --------------
       Interest income                            80,000       231,000     (65.3)          151,000        355,000        57.4
                                          --------------  --------------             --------------- --------------
       Income tax expense                              -             -         -            23,000              -           -
                                          --------------  --------------             --------------- --------------
         Net income (loss)                $  (10,053,000) $ (6,895,000)      45.8%   $ (18,289,000)  $(10,422,000)       75.4%
                                          ==============  ==============             =============== ==============

The following are explanations of significant period-to-period changes for the 13 weeks ended September 30, 2000 and September 30, 1999:

Revenues

Total Revenues, net. Total revenues, net increased by $3,708, or 252.1% to $5,179 for the 13 weeks ended September 30, 2000 from $1,471 for the 13 weeks ended September 30, 1999.

Center Whitening Fees, net. Center whitening fees, net increased by $2,039, or 168.0%, to $3,253 for the 13 weeks ended September 30, 2000 from $1,214 for the 13 weeks ended September 30, 1999. This increase was primarily due to the operation of 17 Centers during the 13 weeks ended September 30, 2000 compared to 6 Centers that were in operation during the 13 weeks ended September 30, 1999.
The Company opened 3 new Centers during the 13 weeks ended September 30, 2000. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of 3 additional Centers and full year operating results for existing Centers.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $1,285, or 558.7% to $1,515 for the 13 weeks ended September 30, 2000 from $373 for the 13 weeks ended September 30, 1999. This increase was primarily due to the operation of 884 Associated Centers at the end of the 13 weeks ended September 30, 2000 compared to 29 Associated Centers that were in operation at the end of the 13 weeks ended September 30, 1999. Of the 884 Associated Centers in operation at September 30, 2000, 118 were international locations.

During the 13 weeks ended September 30, 2000, the Company opened 352 new Associated Centers, of which 19 were international locations. At September 30, 2000, there were 98 Associated Centers in the process of being placed into operation, of which 10 were international locations. Due to training and shipping requirements, there is approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

Although the Company does not believe that its business follows seasonal trends, it has recognized that during the months of July and August and again during December and January, that a substantial number of Associated Center locations (both Domestic and International) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well. In addition, during the 13 weeks ended September 30, 2000, the Company changed the number of procedures on the key card that is sold to Associated Centers, from 20 procedures to 5 procedures. The Company also modified the payment terms on the first key card only that is sold to a new Associated Center location, from Net 30 to Net 60. These changes allow an Associated Center to have the necessary time to receive both training and the BS3000 device and begin performing paid procedures. The Company effectuated these changes at the request of the Associated Center dentists.

The Company is aggressively executing its strategic plan of expanding distribution into the professional dental practice channel through its
Associated Centers. This plan includes the expansion of strategic partnerships like the OCA relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 1,500 additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $384, or 1,422.2% to $411 for the 13 weeks ended September 30, 2000 from $27 for the 13 weeks ended September 30, 1999. Product sales represent the Company's toothpaste and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through an E-Commerce website (to be introduced in late calendar year 2000).


Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased by $4,636, or 153.5%, to $7,656 for the 13 weeks ended September 30, 2000 from $3,020 for the 13 weeks ended September 30, 1999. This increase is primarily due to the operation of 17 Centers during the 13 weeks ended September 30, 2000 compared to 6 Centers that were in operation during the 13 weeks ended September 30, 1999. Of this increase, $2,138 was advertising and promotional costs directed to increase consumer awareness, $988 related to Center salaries and benefits, and $865 related to rent at the 17 existing Centers. Center selling and occupancy costs, as a percentage of Center whitening fees, decreased to 235.4% for the 13 weeks ended September 30, 2000 from 248.8% for the 13 weeks ended September 30, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers.

Center selling and occupancy costs are expected to increase during the next twelve months as a result of the planned opening of 3 additional Centers as well as full year operating results over the next twelve months at existing Centers. However, Center selling and occupancy costs as a percentage of Center whitening fees are expected to continue to decrease as marketing expenditures in each market is leveraged more effectively across a greater number of locations. In addition, during September 2000, the Company reduced the number of operating days at 13 of its 17 Centers, from 6 days to 5 days, eliminating Mondays. This change has not effected the number of paid procedures performed at its Centers in relationship to historical trends.

Product cost of sales as a percentage of product sales increased to 35.7% for the 13 weeks ended September 30, 2000 from 30.0% for the 13 weeks ended September 30, 1999. This increase is primarily due to the introduction of the Sonicare toothbrush product during the period which has lower margins. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,205, or 28.3%, to $5,468 for the 13 weeks ended September 30, 2000 from $4,263 for the 13 weeks ended September 30, 1999. During the 13 weeks ended September 30, 2000, the Company added 15 additional market managers, executive, selling and administrative personnel to effectively execute the Company's business strategy, including the introduction of 17 new Centers, the addition of 1,013 Associated Centers, and costs incurred to open future Centers and Associated Centers.

Included in the selling, general and administrative expenses for the 13 weeks ended September 30, 2000 were $770 of advertising, promotional, and call center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists. The Company also incurred $1,855 of professional service costs during the 13 weeks ended September 30, 2000, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. The Company also incurred $670 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland, Italy, Holland, France, Singapore, Germany, Netherlands and Belgium.

Additionally, management has and is implementing several cost saving initiatives totaling over $3.8 million over the next twelve months. These cost savings will be achieved in the areas of Center operations, procedure kit production, legal and consulting fees and management leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses decreased by $98, or 15.0%, to $557 for the 13 weeks ended September 30, 2000 from $655 for the 13 weeks ended September 30, 1999. Research and development costs incurred during the 13 weeks ended September 30, 2000 was primarily attributable to the development of the Company's next generation LATW system. Research and development costs incurred during the 13 weeks ended September 30, 1999 represent the development of the BS3000 system and keycard which was introduced into Associated Centers during November 1999. The Company also incurred additional expenses related to clinical and efficacy studies and costs incurred in connection with the Company's efforts to obtain ADA approval.

Depreciation and Amortization. Depreciation and amortization increased by $996, or 403.2%, to $1,243 for the 13 weeks ended September 30, 2000 from $247 for the 13 weeks ended September 30, 1999. This increase was primarily attributable to the operation of 17 existing Centers and the operation of 884 BS3000 systems in Associated Centers.

Stock Option and Warrant Issuance Expense. During the 13 weeks ended September 30, 2000, the Company recognized non-cash charges totaling $92 for the fair value of stock options granted to various consultants to the Company. These expenses have been allocated to the appropriate expense category on the income statement. On June 27, 2000, the Company issued Warrants for 1,618,123 shares of the Company's common stock to nine investors in connection with a private placement of a Notes. The Warrants are exercisable at $7.21 per share and expire on June 29, 2005. The fair value of the Warrants utilizing the Black-Scholes valuation model is $2,913 and is being amortized over five years. The remaining unamortized balance is reflected as a discount to long-term debt on the balance sheet.

Total Operating Costs and Expenses. Total operating costs and expenses increased by $6,439, or 75.9%, to $14,924 for the 13 weeks ended September 30, 2000 from $8,485 for the 13 weeks ended September 30, 1999, for the reasons discussed above.

Interest Expense. Interest expense increased $276, or 246.4%, to $388 for the 13 weeks ended September 30, 2000 from $112 for the 13 weeks ended September 30, 1999. Interest expense for the 13 weeks ended September 30, 2000 represents a pro-rata amount of the 5% interest to be accrued and paid on a semi-annual basis on the outstanding amount of the Notes, as well as the amortization of the fair market value of the warrants issued with the debt. Interest expense for the 13 weeks ended September 30, 1999 consisted primarily of mortgage interest paid on the Company's former headquarters facility.

Interest Income. Interest income decreased $151, or 65.3%, to $80 for the 13 weeks ended September 30, 2000 from $231 for the 13 weeks ended September 30, 1999. This decrease was primarily related to decreased average available cash on-hand to invest.

Net Loss. The net loss increased by $3,158, or 45.8%, to $10,053 for the 13 weeks ended September 30, 2000 from $6,895 for the 13 weeks ended September 30, 1999 due to a combination of the factors described above.


The following are explanations of significant period-to-period changes for the 26 weeks ended September 30, 2000 and September 30, 1999:

Revenues

Total Revenues, net. Total revenues, net increased by $7,159, or 305.3% to $9,504 for the 26 weeks ended September 30, 2000 from $2,345 for the 26 weeks ended September 30, 1999.

Center Whitening Fees, net. Center whitening fees, net increased by $3,518, or 180.9%, to $5,463 for the 26 weeks ended September 30, 2000 from $1,945 for the 26 weeks ended September 30, 1999. This increase was primarily due to the operation of 17 Centers during the 26 weeks ended September 30, 2000 compared to 6 Centers that were in operation during the 26 weeks ended September 30, 1999.
The Company opened 3 new Centers during the 26 weeks ended September 30, 2000. Teeth whitening fees are expected to increase during the next twelve months as a result of the planned opening of 6 additional Centers and full year operating results for existing Centers.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $3,028, or 811.8% to $3,401 for the 26 weeks ended September 30, 2000 from $373 for the 26 weeks ended September 30, 1999. This increase was primarily due to the operation of 884 Associated Centers at the end of the 26 weeks ended September 30, 2000 compared to 29 Associated Centers that were in operation at the end of the 26 weeks ended September 30, 1999. Of the 884 Associated Centers in operation at September 30, 2000, 118 were international locations.

During the 26 weeks ended September 30, 2000, the Company opened 649 new Associated Centers, of which 94 were international locations. At September 30, 2000, there were 98 Associated Centers in the process of being placed into operation, of which 10 were international locations. Due to training and shipping requirements, there is approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

Although the Company does not believe that its business follows seasonal trends, it has recognized that during the months of July and August and again during December and January, that a substantial number of Associated Center locations (both Domestic and International) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well. In addition, during the 26 weeks ended September 30, 2000, the Company changed the number of procedures on the key card that is sold to Associated Centers, from 20 procedures to 5 procedures. The Company also modified the payment terms on the first key card only that is sold to a new Associated Center location, from Net 30 to Net 60. These changes allow an Associated Center to have the necessary time to receive both training and the BS3000 device and begin performing paid procedures. The Company effectuated these changes at the request of the Associated Center dentists.

The Company is aggressively executing its strategic plan of expanding distribution into the professional dental practice channel through its
Associated Centers. This plan includes the expansion of strategic partnerships like the OCA relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 1,500 additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $613, or 2,270.3% to $640 for the 26 weeks ended September 30, 2000 from $27 for the 26 weeks ended September 30, 1999. Product sales represent the Company's toothpaste and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through an E-Commerce website (to be introduced in late calendar year 2000).

Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased by $7,320, or 151.1%, to $12,165 for the 26 weeks ended September 30, 2000 from $4,845 for the 26 weeks ended September 30, 1999. This increase is primarily due to the operation of 17 Centers at the end of the 26 weeks ended September 30, 2000 compared to 6 Centers that were in operation at the end of the 26 weeks ended September 30, 1999. Of this increase, $2,723 was advertising and promotional costs directed to increase consumer awareness, $1,851 related to Center salaries and benefits, and $1,424 related to rent at the 17 existing Centers. Center selling and occupancy costs, as a percentage of Center whitening fees, decreased to 222.7% for the 26 weeks ended September 30, 2000 from 249.1% for the 26 weeks ended September 30, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers.

Center selling and occupancy costs are expected to increase during the next twelve months as a result of the planned opening of 3 additional Centers as well as full year operating results over the next twelve months at existing Centers. However, Center selling and occupancy costs as a percentage of Center whitening fees are expected to continue to decrease as marketing expenditures in each market is leveraged more effectively across a greater number of locations. In addition, during September 2000, the Company reduced the number of operating days at 13 of its 17 Centers, from 6 days to 5 days, eliminating Mondays. This change has not effected the number of paid procedures performed at its Centers in relationship to historical trends.

Product cost of sales as a percentage of product sales increased to 37.5% for the 26 weeks ended September 30, 2000 from 30.0% for the 26 weeks ended September 30, 1999. This increase is primarily due to the introduction of the Sonicare toothbrush product during the period which has lower margins. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5,703, or 88.2%, to $12,168 for the 26 weeks ended September 30, 2000 from $6,465 for the 26 weeks ended September 30, 1999. During the 26 weeks ended September 30, 2000, the Company added 26 additional market managers, executive, selling and administrative personnel to effectively execute the Company's business strategy, including the introduction of 17 new Centers, the addition of 1,013 Associated Centers, and costs incurred to open future Centers and Associated Centers.

Included in the selling, general and administrative expenses for the 26 weeks ended September 30, 2000 were $3,079 of advertising, promotional, and call center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists. The Company also incurred $3,223 of professional service costs during the 26 weeks ended September 30, 2000, related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. The Company also incurred $1,074 related to the development and expansion of international Associated Centers in Japan, Argentina, Switzerland, Italy, Holland, France, Singapore, Germany, Netherlands and Belgium.

Additionally, management has and is implementing several cost saving initiatives totaling over $3.8 million over the next twelve months. These cost savings will be achieved in the areas of Center operations, procedure kit production, legal and consulting fees and management leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses decreased by $2, to $943 for the 26 weeks ended September 30, 2000 from $945 for the 26 weeks ended September 30, 1999. Research and development costs incurred during the 26 weeks ended September 30, 2000 was primarily attributable to the development of the Company's next generation LATW system. Research and development costs incurred during the 26 weeks ended September 30, 1999 represent the development of the BS3000 system and keycard which was introduced into Associated Centers during November 1999. The Company also incurred additional expenses related to clinical and efficacy studies and costs incurred in connection with the Company's efforts to obtain ADA approval.

Depreciation and Amortization. Depreciation and amortization increased by $1,851, or 460.4%, to $2,253 for the 26 weeks ended September 30, 2000 from $402 for the 26 weeks ended September 30, 1999. This increase was primarily attributable to the operation of 17 existing Centers and the operation of 884 BS3000 systems in Associated Centers.

Stock Option and Warrant Issuance  Expense.  During the 26 weeks ended September
30, 2000, the Company recognized non-cash charges totaling $402 for the fair value of stock options granted to various consultants to the Company. These expenses have been allocated to the appropriate expense category on the income statement. On June 27, 2000, the Company issued Warrants for 1,618,123 shares of the Company's common stock to nine investors in connection with a private placement of a Notes. The Warrants are exercisable at $7.21 per share and expire on June 29, 2005. The fair value of the Warrants utilizing the Black-Scholes valuation model is $2,913 and is being amortized over five years. The remaining unamortized balance is reflected as a discount to long-term debt on the balance sheet.

Total Operating Costs and Expenses. Total operating costs and expenses increased by $14,572, or 112.5%, to $27,529 for the 26 weeks ended September 30, 2000 from $12,957 for the 26 weeks ended September 30, 1999, for the reasons discussed above.

Interest Expense. Interest expense increased $227, or 137.5%, to $392 for the 26 weeks ended September 30, 2000 from $165 for the 26 weeks ended September 30, 1999. Interest expense for the 26 weeks ended September 30, 2000 represents a pro-rata amount of the 5% interest to be accrued and paid on a semi-annual basis on the outstanding amount of the Notes, as well as the amortization of the fair market value of the warrants issued with the debt. Interest expense for the 26 weeks ended September 30, 1999 consisted primarily of mortgage interest paid on the Company's former headquarters facility.

Interest Income. Interest income decreased $204, or 57.4%, to $151 for the 26 weeks ended September 30, 2000 from $355 for the 26 weeks ended September 30, 1999. This decrease was primarily related to decreased average available cash on-hand to invest.

Net Loss. The net loss increased by $7,867, or 75.4%, to $18,289 for the 26 weeks ended September 30, 2000 from $10,422 for the 26 weeks ended September 30, 1999 due to a combination of the factors described above.


Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of common stock and common stock equivalents. At September 30, 2000, the Company had $5,792 of cash and cash equivalents. The Company expects to open additional Centers and sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources, ability to secure leases for its Centers and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through the transition fiscal year ending December 30, 2000 and that it's principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy, to build out 3 additional BriteSmile Centers and to fund the production of additional BS3000 devices for Associated Centers as a result of the Company's planned expansion of its business platform.

Effective June 27, 2000, the Company signed a Securities Purchase Agreement with nine investors (the "Initial Investors") pursuant to which the Company sold $15,583 of 5% Subordinated Convertible Notes (the "Notes") due June 29, 2005 (the "Initial Closing"). Effective August 3, 2000, the Company completed a subsequent sale (the "Subsequent Closing") of an additional $4,417 principal amount of the Notes, together with Warrants to purchase 357,334 shares of Common Stock, as part of the same private placement. The Notes sold in the Subsequent Closing are due August 3, 2005, and the Warrants are exercise for 5 years until August 3, 2005. In all other material respects, the Note and Warrants have the same terms and conditions as the those sold in the Initial Closing. Pursuant to a Registration Rights Agreement the Company filed a registration statement with the SEC covering the shares of Common Stock underlying the Notes and Warrants, which was declared effective on August 25, 2000.

In the opinion of management, the Company must increase its debt and equity capital resources to pursue its goals in the next twelve months. While management believes that the Company can continue its current operating strategy without additional funding, cash flows are difficult to forecast accurately. Therefore, there can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans. On May 26, 2000, the Company entered into a Revolving Credit Line Agreement (the "Credit Facility") with Bank of Hawaii. Under the Credit Facility, the Company may borrow from time to time through May 25, 2001 up to $2 million outstanding at any one time. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank. The Credit Facility requires monthly payments to the Bank of interest only, with all principal and accrued interest due May 25, 2001. To date, the Company has no borrowings under the Credit Facility.

September 30, 2000 Compared to April 1, 2000

As of September 30, 2000, the Company had liquid assets (cash and cash equivalents and trade accounts receivable and notes receivable) of $7,261, a decrease of 40.2%, or $4,889, from April 1, 2000 when liquid assets were $12,150. Cash and cash equivalents decreased $6,020, or 54.9%, to $4,949 at September 30, 2000 from $10,969 at April 1, 2000. This decrease in cash was primarily the result of $18,254 of net loss and $7,837 in capital expenditures, offset in part by the $20,000 of proceeds from the Notes received in June and August 2000. Trade accounts receivable increased $824, or 69.7%, to $2,005 at September 30, 2000 from $1,181 at April 1, 2000. This increase was primarily the result of the increased number of Associated Centers in operation during the 26 weeks ended September 30, 2000. Although accounts receivable has increased significantly as a result of new Associated Centers placed into operation, DSO (" Days Sales Outstanding", or the amount of time required to collect on an outstanding invoice) has decreased to 59.74 days at September 30, 2000, from
122.48 days at April 1, 2000. The Company will continue to aggressively manage its accounts receivable.

Current assets decreased by $2,753, or 18.3%, to $12,265 at September 30, 2000 from $15,018 at April 1, 2000. This decrease was primarily the result of an increase in accounts receivable of $822, described above, as well as an increase in inventory of $2,262 resulting from increased production of the BS3000 device being shipped to Associated Center locations. This increase was offset in part by a decrease in cash of $6,020 described above.

Long-term assets increased $5,721, or 32.9%, to $23,092 at September 30, 2000 from $17,371 at April 1, 2000. This increase was primarily the result of leasehold improvements at the 3 Centers opened during the period, the shipment of 649 additional BS3000 devices, and deferred warrant expense during the 26 weeks ended September 30, 2000.

Current liabilities increased by $476, or 11.5%, to $4,625 at September 30, 2000 from $4,149 at April 1, 2000. This increase was primarily the result of an increase in trade payables of $672 and accrued gift certificate liability of $112, offset in part by a decreases in accrued liabilities of $307.

The Company's working capital decreased by $3,229, or 29.7% to $7,640 at September 30, 2000 from $10,869 at April 1, 2000, for the reasons described above. Current ratio (current assets divided by current liabilities) was 2.65:1 at September 30, 2000 compared to 3.62:1 at April 1, 2000.

The Company used net cash of $18,529 in operating activities during the 26 weeks ended September 30, 2000, primarily as a result of the net loss incurred during the period.

The Company used net cash of $7,552 in investing activities during the 26 weeks ended September 30, 2000, primarily for capital expenditures relating to the Company's expansion efforts in Centers and Associated Centers.

The Company provided net cash of $20,061 from financing activities during the 26 weeks ended September 30, 2000, primarily due to the private placements of $20,000 of Notes. Additionally, the Company received $61 in proceeds from the exercise of stock options.

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

     o    Lack of product diversity.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Effective August 22, 2000 the Company entered into a Settlement Agreement in connection with the full settlement and termination of the lawsuit first filed by Natural White, Inc. and its affiliated corporations filed suit against the Company in the Supreme Court of the State of New York, Erie County in April 2000. Also named as a defendant in the original action was R. Eric Montgomery, a director of the Company and the principal owner of IDEX Dental Sciences ("IDEX"). BriteSmile removed the case to the United States District Court for the Western District of New York and filed a motion to dismiss the complaint.

IDEX licensed certain dental products and technology to Natural White for use outside the professional field. Through Montgomery, BriteSmile was granted a separate license to use tooth whitening products and technology in the professional field. The complaint filed by Natural White alleged that the defendants misappropriated proprietary rights and trade secrets of Natural White, that they interfered with the contract between IDEX and Natural White, and that they have been unjustly enriched as a result of this conduct. The Complaint asserted compensatory damages in excess of $6 million, and also sought punitive damages and a permanent injunction enjoining the Company from using the IDEX technology licensed to Natural White.

Pursuant to the Settlement Agreement, Natural White dismissed with prejudice all claims alleged in the lawsuit. Under the Settlement Agreement, Natural White purchased from IDEX for the sum of $950,000 a worldwide, royalty free, fully paid-up, exclusive license covering the tooth whitening products and technology it is currently using to manufacture and sell its products outside the professional field. In order to facilitate Natural White's purchase of its license from IDEX, the Company made a secured loan to Natural White in the principal amount of $838,000 to cover a portion of the purchase price. The loan bears interest in the amount of $62,000. Natural White is obligated to repay the loan at the rate of 30,000 per month for 60 months. Natural White specifically acknowledged in the Settlement Agreement that the Company's Teeth Whitening Centers and Associated Centers are in the professional field and do not infringe Natural White's license, and that Natural White is prohibited from selling the licensed products in the professional field.

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

Subsequent Note Purchases August 3, 2000

Effective August 3, 2000, the Company completed a subsequent sale (the "Subsequent Closing") of an additional $4,416,667 principal amount of the Notes, together with Warrants to purchase 357,334 shares of Common Stock, as part of the same private placement. The Notes sold in the Subsequent Closing are due August 3, 2005, and the Warrants are exercise for 5 years until August 3, 2005. In all other material respects, the Note and Warrants have the same terms and conditions as those sold in the Initial Closing.

Purchasers in the Subsequent Closing included five of the seven Initial Investors affiliated with the Company (LCO, Andrew McKelvey, Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P.) for $3,616,668 principal amount of the Notes. Two new investors, VenCap Opportunities Fund, L.P. and Wendell Starke, also purchased Notes and Warrants in the Subsequent closing for an aggregate principal investment of $800,000.

Pursuant to a Registration Rights Agreement between the Initial Investors, the investors in the Subsequent Closing, and the Company, the Company has registered with the Securities and Exchange Commission, effective August 25, 2000, the shares of Common Stock underlying the Notes and Warrants for resale under the Securities Act of 1933, as amended.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on September 12, 2000, the shareholders of the Company voted on the following three proposals:

          Proposal 1 - To elect the following nine directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Anthony M. Pilaro, John L. Reed, Gerald Poch, Dr. Gasper Lazzara, Jr., Brad Peters, Harry Thompson, Peter Schechter, Linda S. Oubre, and R. Eric Montgomery.

          Proposal 2 - To ratify and approve an amendment to the Company's Revised 1997 Stock Option and Incentive Plan. The amendment increases the aggregate number of shares of common stock of the Company available for issuance under the Plan from 4,000,000 shares to 5,000,000 shares.

          Proposal 3 -- To ratify and approve a series of transactions pursuant to which the Company (i) has issued its 5% convertible subordinated notes in the aggregate principal amount of $20,000,000 to eleven investors, including seven investors presently affiliated with the Company, which notes are convertible into 3,236,245 shares of common stock, and (ii) has issued warrants to the investors to purchase a total of 1,618,122 shares of common stock. The net effect of the forgoing transactions, if the notes are converted and the warrants are exercised, will be the issuance of more than 20% of the total number of shares of the Company's common stock issued and outstanding prior to the commencement of such transactions.

          Proposal 4 - To approve the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors.

Voting results were as follows:

                            For                      Withheld
Proposal 1:                ------------          --------------
   Mr. Pilaro               22,463,878               394,319
   Mr. Reed                 22,470,578               387,619
   Mr. Poch                 22,469,578               388,619
   Mr. Thompson             22,470,678               387,519
   Mr. Schechter            22,469,978               388,219
   Mr. Lazzara, Jr.         22,469,678               388,519
   Ms. Oubre                22,465,978               392,219
   Mr. Montgomery           22,470,678               387,519
   Mr. Peters               22,470,478               387,719

                            For           Against   Abstain
Proposal 2                  22,364,012    482,533    11,652

                            For           Against   Abstain    Not Voted
Proposal 3                  18,440,938    400,820    14,959    4,001,480

                            For           Against   Abstain
Proposal 4                  22,847,081      8,706     2,410


ITEM 5.    OTHER INFORMATION.

Effective August 14, 2000, the Company named Robert Berg as its new Vice President, Associated Center Sales. Prior to joining the Company, Mr. Berg most recently served as Regional Sales Manager for Baxter International, Inc. From 1991 to 1999, Mr. Berg held several posts at Baxter, including National Sales Training Manager and IV Therapy Territory Manager. Mr. Berg is a graduate of California Polytechnic State University, San Luis Obispo.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No.                             Description

27                  Financial Data Schedule for September 30, 2000 Form 10-Q.



(B)  REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRITESMILE, INC.



/s/ John L. Reed                                              October 31, 2000
-----------------------------                               --------------------
John L. Reed                                                  Date
Chief Executive Officer



/s/ Paul A. Boyer                                             October 31, 2000
-----------------------------                               --------------------
Paul A. Boyer                                                 Date
Chief Financial Officer