Form 10-K
period 2000-12-30
BRITESMILE INC
filed 2001-03-30
CIK 866734

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[_]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the Fiscal Year Ended:

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from April 2, 2000 to December 30, 2000

Commission File Number: 1-11064

                               BRITESMILE, INC.
                               ----------------
       (Exact name of small business issuer as specified in its charter)


               UTAH                                        87-0410364
--------------------------------------          -----------------------------
   (State or other jurisdiction                           (IRS employer
 of incorporation or organization)                     identification no.)


       490 North Wiget Lane
     Walnut Creek, California                                94598
                                                -----------------------------
(Address of principal executive offices)                   (Zip Code)



                                (925) 941-6260
                                --------------
               (Issuer's telephone number, including area code)


Securities registered pursuant to                      Name of each exchange
    Section 12(b) of the Act:                          on which registered:
-------------------------------------             ----------------------------
              None                                        Not Applicable

  Securities registered pursuant to Section 12(g) of the Act:
  -----------------------------------------------------------
                 Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No ___
     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 15, 2001 was approximately $38,289,651 based on the closing sale price of the issuer's stock as reported by the NASDAQ NMS on such date.

The number of shares of common stock of the Registrant outstanding as of March 26, 2001 was 28,816,515. DOCUMENTS INCORPORATED BY REFERENCE: None.

                       BRITESMILE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.
-------
Item 1.  Business.............................................................................................   3

Item 2.  Properties...........................................................................................  11

Item 3.  Legal Proceedings....................................................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders..................................................  12


PART II.
--------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................  12

Item 6.  Selected Financial Data..............................................................................  15

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................................  16

Item 8.  Financial Statements and Supplementary Data..........................................................  32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................................................  32

PART III.
---------
Item 10. Directors and Executive Officers of the Registrant...................................................  32

Item 11. Executive Compensation...............................................................................  36

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................  37

Item 13. Certain Relationships and Related Transactions.......................................................  42

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................  45

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

During the fourth quarter of the Company's fiscal year ended April 1, 2000 ("Fiscal April 2000"), the Company adopted a 52/53-week (4 week - 4 week - 5 week quarter) fiscal calendar. This change necessitated adding one day to the Fiscal April 2000 year. In addition, the Company changed its year end from March to December. Data in this Report reflects the consolidated results of the Company for the 39 week transition period ended December 30, 2000 (The "Transition Period"), and the 39 week period ended December 30, 1999, and for the 52 weeks ended April 1, 2000 and March 31, 1999, respectively.

ALL DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, THROUGHOUT THIS REPORT ARE EXPRESSED IN THOUSANDS.

Introduction

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile"), and its affiliates develop, produce, sell and lease advanced teeth whitening products, services and technology. BriteSmile's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon-like settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"), and in existing dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

BriteSmile offers consumers a new, simple and safe way to return teeth to their optimal natural whiteness in just one visit to a BriteSmile Center or BriteSmile Associated Center. The BriteSmile teeth whitening system utilizes a combination of its proprietary gas plasma light technology and wavelength specific gel. The power level is well below that used in other bleaching systems, resulting in greater comfort to consumers without sacrificing the speed of the whitening process. BriteSmile's unique fiberoptic delivery arm permits blue-green light to reach all 16 front teeth simultaneously, whitening the teeth by activating the wavelength specific gel, which is applied to the teeth during three consecutive twenty-minute sessions. Including the time necessary for initial customer evaluation and consultation, prep work and clean up, the customer can complete an entire teeth whitening visit in approximately 90 minutes. The result is immediate superior teeth whitening - a clinically proven average of 8-9 shades whiter - and a patient satisfaction rate of over 98%.

BriteSmile developed its light-activated teeth whitening ("LATW") technology in the fiscal year ended March 31, 1999 ("Fiscal 1999"), and in February 1999 began placement of its BS2000 LATW System (the "BS2000") in both Centers and Associated Centers. Currently, the BS2000 is used exclusively in Centers to perform the LATW procedure. In November 1999, BriteSmile introduced its BS3000 LATW keycard system (the "BS3000") into Associated Centers. The BS3000, a compact and mobile version of the BS2000, can be installed more quickly and provides the flexibility and mobility required in dental offices. The BS3000 incorporates a keycard system, which enables the dentists to pay for their use of the machine on a per procedure basis. The Company is continuing its research and development efforts to improve its current LATW systems in order to maintain and strengthen its competitive advantage.

Centers are located in major metropolitan areas nationwide. Centers offer customers a salon-like environment dedicated solely to the business of teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist supervises the BriteSmile procedure in his or her dental office.

On February 15, 1999, BriteSmile introduced the BS2000 at its Walnut Creek Center. As of March 1, 2001, BriteSmile had 14 Centers operating in the following locations: Beverly Hills, Irvine, Walnut Creek, Palo Alto and La Jolla, CA; Chicago, IL; Phoenix, AZ; Boca Raton, FL; Honolulu, HI; Atlanta, GA; Houston, TX; Denver, CO; Boston, MA; and New York, NY. The Centers serve as the anchor in 12 major U.S. markets, with the geographically contiguous Associated Centers providing consumers with multiple location options. This "cluster" of Associated Centers surrounding a BriteSmile Center allows the Company to have maximum impact in a market, while at the same time leveraging marketing and advertising dollars, and optimizing consumer exposure to the BriteSmile brand.

As of March 1, 2001, BriteSmile has contracted with dentists to operate approximately 1,800 Associated Centers, of which 1,383 are in operation throughout the United States and around the world in countries including Argentina, Belgium, France, Italy, Japan, the Netherlands, Singapore and Switzerland. BriteSmile plans to open additional Associated Centers in the United States and in select foreign locations in the future.

The Company also sells BriteSmile brand post-whitening maintenance products, including toothpaste and electric toothbrushes, to consumers in Centers, Associated Centers, and on its e-Commerce Internet site. The Company is currently developing other BriteSmile brand post-whitening products, including mouthwash, toothbrushes, chewing gum, travel kits and breath mints.

The Company operates in one reportable segment. The Company's chief operating decision-maker has determined the operating segment based upon how the business is managed and operated. Geographical segments are not material as of December 30, 2000.

Recent Business Developments

Expansion and Revenue Growth
----------------------------

During the 39-week transition period ended December 30, 2000 (the "Transition Period") and through the date of this Report, the Company opened new Centers in New York, NY, Chicago, IL and Phoenix, AZ. In addition, BriteSmile continues to aggressively identify and recruit dentists practicing in both Center and non-Center Markets to establish complementary BriteSmile Associated Centers in their respective markets.

To date, BriteSmile has contracted with dentists to operate over 1800 Associated Centers, of which 1,383 were in operation as of March 1, 2001. This compares to only 203 Associated Centers in operation at the same time last year. During the quarter ended December 30, 2000, the Company placed into operation 268 new Associated Centers, of which 30 were in international locations.

In addition, the Company is aggressively expanding distribution of its services and products through its strategic relationships with Orthodontic Centers of America ("OCA"), the leading provider of orthodontic practice management services in the United States, and Blatchford Solutions, one of the largest dental practice management organizations in the United States, and continues to pursue other strategic partnerships. The Company is also expanding its domestic direct selling teams to expand its network of Associated Centers. Overall, the Company has planned openings (combined domestic and international) of approximately 1,500 additional Associated Centers over the next 12 months. There can be no guarantee that the Company will be successful in executing its business plan, including opening the total additional Associated Centers described above.

Revenues for the Transition Period increased by approximately $12,100, or 258%, to approximately $16,800, from approximately $4,700 in the 39 weeks ended December 30, 1999. Of the total Transition Period revenues, approximately $10,300 was attributable to Center operations, and approximately $6,500 was attributable to the

Associated Centers.

Strategic Partnerships and Alliances
------------------------------------

On June 3, 1999, the Company and OCA announced an agreement to provide BriteSmile LATW in certain OCA facilities. During February 2000, BriteSmile and OCA expanded this relationship resulting in contracts to place BS3000 systems in approximately 99 OCA locations in the United States. As of March 1, 2001, OCA had 387 affiliated orthodontists and 566 orthodontic centers in 43 states, Japan, Mexico and Puerto Rico. The strategic relationship between OCA and BriteSmile provides BriteSmile with access to a large existing customer base and provides OCA with the best in teeth whitening technology to complement its orthodontic services.

The Company recently formed an alliance with Blatchford Solutions to offer BriteSmile's LATW systems to Blatchford's consulting network of approximately 1,000 dental clients in the United States and Canada. In addition to placing the proprietary BriteSmile teeth whitening technology with dentists, Blatchford Solutions is also working with dentists to develop marketing strategies that will maximize the number of procedures performed.

International Expansion
-----------------------

In May 1999, the Company established BriteSmile International, a Dublin, Ireland-based subsidiary, to facilitate international distribution of the BS3000. BriteSmile International has since introduced the BS3000 to markets in Argentina, Belgium, France, Germany, Italy, Japan, the Netherlands, Singapore and Switzerland. BriteSmile International is continuing to explore additional international opportunities for distribution of the Company's technology in Europe, Latin America and Asia.

Internal Infrastructure
-----------------------

In addition to external expansion, the Company is actively building its internal infrastructure to provide the finest consumer experience in teeth whitening. In February 1999, BriteSmile established a national Call Center in order to efficiently handle incoming consumer inquiries and to book appointments via the Company's proprietary web-based scheduling system (the "Scheduler"). The Call Center, located at the Company's corporate headquarters in Walnut Creek, California, is equipped with advanced telephone and computer equipment to service consumers calling BriteSmile's toll free telephone numbers. The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed and payments. The Scheduler provides the Call Center, each BriteSmile Center and BriteSmile Associated Centers with the capability of viewing and interacting on a real-time basis with dentists' schedules while enabling management to closely monitor performance of advertising campaigns, sales agents, and the operational and financial results of Centers and Associated Centers.

Year 2000 Note Purchase Financings
----------------------------------

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20,000.

Initially, the August 2000 Notes were convertible into shares of the Company's Common Stock at a per share conversion price of $6.18, which was 120% of the average of the closing bid price of the Common Stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,618,121 shares of Common Stock, which have a term of five years and initially had an exercise price of $7.21 per share.

Pursuant to Registration Rights Agreements between the Investors and the Company, the Company has registered Commission, effective August 25, 2000, the shares of Common Stock underlying the August 2000 Notes and Warrants for resale under the Securities Act.

Seven of the Investors, who purchased an aggregate amount of $15,700 of the August 2000 Notes, are affiliates of the Company. The affiliated Investors include LCO Investments Limited ("LCO," the principal shareholder of the Company and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Dr. Gasper Lazzara, Jr. (director), Andrew McKelvey (shareholder and affiliated with director Bradford Peters), and Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P. (shareholders and affiliated with director Gerald Poch).

Four of the Investors, who purchased a total of $4,300 principal amount of the August 2000 Notes, are unaffiliated with the Company. These unaffiliated investors are CapEx, L.P., Pacific Mezzanine Fund, VenCap Opportunities Fund, L.P., and Wendell Starke.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000. This December 2000 Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the date of this Report, has not been converted. In conjunction with the placement of the December 2000 Note, LCO was granted warrants for 250,000 shares at $5.00 per share.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of Common Stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the original Investors other than LCO and Mr. Reed, agreed with the Company to convert an aggregate of $13,642 in principal amount of their August 2000 Notes, together with accrued interest, into 3,568,560 shares of Common Stock at an amended conversion price of $3.8625 per share.

Of the original principal amount of $20,000 of August 2000 Notes, as of the date of this Report, $800 in principal amount has not been converted and remains outstanding. The current conversion price of such outstanding August 2000 Notes is $5.00 per share.

Of the original Warrants issued in the August 2000 Note offering, all 1,618,121 Warrants remain outstanding and unexercised, at an exercise price of $5.00 per share.

The conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants, continues to be subject to additional adjustments from time to time upon the occurrence of certain other events described in the August 2000 Notes and Warrants, including future issuances of Common Stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers.

At any time after the third anniversary of the issuance date of the August 2000 Notes, the Note holder has the right, but not the obligation, to elect to cause the Company to redeem all or a portion of its August 2000 Notes.

EVL Lease Agreement
-------------------

On December 29, 2000, as amended in February 2001, the Company secured a lease line of credit of up to $15,000 from Excimer Vision Leasing L.P. ("EVL"). EVL leases laser vision correction equipment to ophthalmologists.

In addition to providing working capital to the Company, the lease line of credit will enable the Company to place up to 1,755 new BriteSmile teeth whitening devices in Associated Centers in the US, enhancing the Company's ability to meet its strategic objective of establishing approximately 3,700 Associated Centers by year end 2001. Pursuant to the lease line agreement, EVL purchased from the Company 1,245 BriteSmile 3000 teeth-whitening devices currently used in various BriteSmile Associated Centers in the United States for $5,000. The agreement also provides that EVL will subsequently spend up to an additional $10,000 towards the purchase of 1,755 BriteSmile 3000 systems. If the purchase price of the additional 1,755 devices exceeds $10,000, the Company will pay the difference. EVL will lease all devices to the Company for a term of five years. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars), plus one hundred twenty-five dollars for each key card which enables Associated Center dentists to perform 5 teeth whitening procedures.

EVL Loan Agreement
------------------

Effective March 1, 2001, the Company borrowed $2,500 from EVL for general working capital. The loan matures on May 10, 2006, and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal, and a "final payment" of principal. An initial fixed payment of $10 is due on April 1, 2001, followed by monthly fixed payments of $13 during the term of the loan. Variable payments are $25.00 for each BriteSmile teeth whitening procedure performed at the Company's 14 current whitening Centers. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2,500 principal amount of the loan.

Management
----------

Effective March 6, 2000, the Company appointed Dennis F. Hightower, a former senior executive with Walt Disney and professor at Harvard Business School, to the Company's Board of Directors. Most recently Mr. Hightower served as the Chief Executive Officer of Europe Online, a privately-held broadband company based in Luxemborg. He has also served as a senior executive with the Walt Disney Company. He was President of Walt Disney Television and Telecommunications, which at the time was the largest division in terms of revenues and operating income. Previously he was based in Paris as President of Disney Consumer Products for Europe, the Middle East, and Africa.

On March 6, 2000 the Company also announced the appointment of Peter Hausback as the Company's new CFO. Mr. Hausback will assume his responsibilities as CFO effective April 2, 2001. Mr. Hausback replaces Paul Boyer, who recently left the Company to pursue other opportunities. Mr. Hausback served as the CFO, VP-Finance and Secretary for Il Fornaio, a $125 million, multi-state fine dining and commercial bakery company. While at Il Fornaio, Mr. Hausback was responsible for planning, directing and managing human resources, MIS and all financial functions, including budget and analysis, SEC reporting, accounting, cost, treasury, cash, credit and tax functions. Mr. Hausback also previously served as a manager at Price Waterhouse LLP in San Francisco, and as a senior auditor with Security Pacific Corporation in Los Angeles.

Market for Products and Services

The Company estimates, based upon a study conducted by Dental Products Report, that approximately $1,300,000 was spent in the United States during 2000 for professionally prescribed bleaching products and services, up from approximately $150,000 spent in 1990, as estimated by the American Dental Association. In addition, the consumer market for retail whitening toothpaste is substantial, with an estimated $380,000 spent in the United States in 1998, an increase of 185% from 1995. The Company believes that the concept of teeth whitening is becoming increasingly accepted in developed nations around the world. Accordingly, the Company believes that the market for the Company's services includes consumers in the United States and abroad that are inclined to whiten their teeth and have sufficient disposable income to pay the suggested retail price of five hundred dollars for the LATW process.

Marketing and Distribution

BriteSmile's services are marketed primarily via consumer advertising. The Company uses radio, newsprint, magazines, the Internet and television to market its LATW procedure. On October 20, 2000 the Company began airing 30-minute infomercials regarding its products and services in all Center markets. The Company tailors its marketing and advertising programs to each of its respective markets. All forms of Company advertising include a toll free telephone number, which routes incoming calls to BriteSmile's Call Center where the LATW procedure is further described, and a consultation appointment can be scheduled. The Company has retained the services of various advertising agencies to produce and place its advertising, and to evaluate its effectiveness. The Company has also retained a nationally recognized public relations firm to assist in the implementation of its public relations strategy, which consists principally of building public awareness and establishing brand recognition in areas where Centers and Associated Centers are located.

The Company's LATW services are distributed through retail locations known as "BriteSmile Professional Tooth Whitening Centers" and "BriteSmile Professional Tooth Whitening Associated Centers." Licensed dentists and trained dental assistants provide the LATW service directly to consumers at Centers. Other staff members at Centers are responsible for sales and administrative functions. Associated Centers are located within existing dental offices. The dentist who operates the Associated Center and his staff provide the BriteSmile LATW services at that location. No customer accounted for more than 10% of net sales of the Company during the transition period ended December 30, 2000 or the fiscal years ended April 1, 2000 and March 31, 1999.

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

Competition

The Company's LATW process competes with all teeth whitening products and services. Generally, competing products consist of bleaching treatments performed within dental offices, take-home bleaching systems offered by dentists, and over-the-counter bleaching products, including pastes and gels. These traditional whitening products and procedures involve inconvenient and time consuming methods and generally yield mediocre results. Standard tray systems, which make up approximately 80% of the market, offered through dentists and over-the-counter, require a high level of consumer compliance over a period of several weeks. The BriteSmile LATW procedure, however, safely produces superior whitening results in approximately 90 minutes.

Clinical studies conducted at the University of Medicine and Dentistry of New Jersey, and confirmed by researchers at New York University, indicate that the Company's LATW procedure, which incorporates a neutral pH and lower levels of hydrogen peroxide in the Company's proprietary whitening gel, will not soften tooth enamel or damage existing fillings, and is neither caustic nor corrosive. Further independent clinical studies, recently released by the Boston-based Forsyth Institute, found that the Company's LATW procedure resulted in an average whitening effect of 8.34 shades of improvement. The Forsyth study found that the combination of the proprietary BriteSmile light and gel resulted in a significant improvement in teeth whitening not achieved by either peroxide or light alone.

The Company has established a selling price within the range of most professionally administered whitening processes. The Company`s Centers offer whitening service in uniform and attractive salon-type settings intended to differentiate and brand the Company's whitening service as well as create a more enjoyable experience for the consumer. Additionally, the Company is continuing research and development efforts to improve and expand its current LATW system in order to maintain and improve competitive advantages.

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

Sources of Supply

The Company has subcontracted the manufacturing of the LATW system with a single manufacturer, Boyd Industries, Tampa Florida. Effective April, 2001, all manufacturing of the Company's BriteSmile 3000 system will be pursuant to a new manufacturing contract between the Company and Peak Industries located in Frederick, Colorado. The Company leases all LATW systems used in Associated Centers from EVL pursuant to the $15,000 lease line of credit entered into on December 29, 2000. See Item 1--"Business, Recent Business Developments, EVL Lease Agreement," above. The Company anticipates that there may be an approximate two to three weeks delay in April 2001 between the date of final shipments of LATW systems produced by our current manufacturer, and shipments of LATW devices manufactured by Peak. Any such delays could delay receipt of revenues from Associated Centers who receive systems from the new manufacturer. The Company also produces or assembles its own proprietary disposable goods used in the whitening process. Goods purchased to produce the LATW system and equip the Centers and Associated Centers are in some cases unique and purchased from a single vendor. In those cases the Company believes it could purchase items meeting its design specifications from other vendors within the industry. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Organizational Structure of Centers

A licensed dentist and licensed dental assistants administer the Company's LATW process at Centers. Generally, the dentist creates a professional corporation (the "PC"), which enters into various agreements with the Company relating to the Center. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administering of the LATW. A Deficit Funding Agreement between the Company and the PC obligates the Company to fund any Center losses by lending necessary funds to the PC which are repayable solely from the assets of the PC, and without recourse against any officer, director, or shareholder of the PC. Under a Security Agreement between the Company and the PC, the PC grants to the Company a security interest in all of the PC's accounts, general intangibles, equipment, and fixtures to secure the PC's obligations under the Deficit Funding Agreement. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers

Associated Centers are located within existing dental offices pursuant to a BriteSmile Systems Agreement (the "Systems Agreement") between the Company and a dentist (the "Associated Center Dentist"). The Systems Agreement specifies the number of systems to be located at the Associated Center, the compensation to be paid to the Company by the Associated Center Dentist, the marketing and promotional activities of the parties, and the obligations of both parties with respect to use and maintenance of the LATW equipment.

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

Since, December 30, 2000, patents have been issued to the Company related to a method for light-activated tooth whitening, and a design for a device that provides light to teeth for whitening procedures.

Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate. Management generally believes that the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis, than on any legal protection that patents may provide. The Company relies, and will continue to rely, on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees of the Company are required to enter into confidentiality and non-competition agreements to protect the confidential information of the Company. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damage that may be caused by such a breach. The Company incurred $1,811, $1,748 and $3,201 of research and development expenses during the Transition Period and the Fiscal Years ended April 1, 2000 and March 31, 1999, respectively.

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

Product Liability

The Company may become subject from time to time, to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms that are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business. Product liability insurance for the nine-month Transition Period ended December 30, 2000, and the Fiscal Year ended April 1, 2000, cost the Company approximately $30 and $16, respectively.

Employees

As of March 1, 2001, the Company had 125 full-time employees and 25 part-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

In November 1999 the Company relocated its corporate offices from Lester, Pennsylvania to Walnut Creek, California. As of September 27, 1999, the Company entered into a lease agreement through April 2007 for its 13,746 square foot corporate office facility in Walnut Creek, California. Approximately 11,246 square feet of the building are used for administration, Call Center and office space, and 2,500 square feet are used for product assembly and warehousing. Aggregate lease payments under the Walnut Creek lease through 2007 are $1,654.

The Company's facilities in Walnut Creek, California are in good repair.

As of the date of this Report, the Company has fourteen 14 Centers operating under lease agreements in the following locations:

     Lease Site                   Lease Term          Aggregate Lease Payments
     ----------                   ----------          ------------------------

     Atlanta, GA                       5                      $   687
     Beverly Hills, CA                10                        1,500
     Boca Raton, FL                    5                          926
     Boston, MA                        5                        1,075
     Chicago, IL                      10                        2,017
     Denver, CO                       10                        1,551
     Honolulu, HI                      5                          482
     Houston, TX                       6                          552
     Irvine, CA                       10                          870
     LaJolla, CA                      10                        1,018
     New York, NY                     10                        4,754
     Palo Alto, CA                     5                          468
     Phoenix, AZ                       6                          900
     Walnut Creek, CA                  5                        1,580

Each Center lease covers prime street level, retail spaces, approximately 3,000-7,000 square feet each, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment, all in excellent condition.

Recently the Company has closed three of its less productive Centers which operated under the following lease agreements. At present, the Company remains obligated under these leases, and plans to sub-lease and/or negotiate termination of the leases.

     Lease Site                   Lease Term          Aggregate Lease Payments
     ----------                   ----------          ------------------------

     Coral Gables, FL                 5                          277
     Ft. Lauderdale, FL               7                          592
     Pasadena, CA                     5                          393


ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the

Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the Transition Period covered by this Report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 7, 2000, the Common Stock of the Company commenced trading on the NASDAQ National Market System under the Symbol "BSML". Prior to its listing on NASDAQ, from 1995 to April 2000, the Company's Common Stock was listed for trading on the American Stock Exchange (AMEX: BWT). The following table sets forth, for each full quarterly period during the past two fiscal years, and the Transition Period covered by this Report, high and low sales price information as reported by Nasdaq, AMEX, or other electronic services, as the case may be.

                                                         High         Low
                                                         ----         ---

     Fiscal Year Ended March 31, 1999
     --------------------------------
     June 30, 1998                                     $  3.000      $1.0000
     September 30, 1998                                $  3.375      $0.6875
     December 31, 1998                                 $  3.000      $0.8750
     March 31, 1999                                    $  7.375      $2.0625

     Fiscal Year Ended April 1, 2000
     -------------------------------
     June 30, 1999                                     $ 17.250      $ 4.125
     September 30, 1999                                $ 12.000      $ 8.625
     December 31, 1999                                 $11.1875      $ 5.625
     April 1, 2000                                     $ 13.625      $ 7.125

     Transition Period Ended December 30, 2000
     -----------------------------------------
     July 1, 2000                                      $10.875      $ 3.281
     September 30, 2000                                $ 9.812      $ 3.250
     December 30, 2000                                 $ 8.281      $ 2.187

As of March 26, 2001, there were 291 holders of record of the Company's stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

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

Fiscal Year Ending March 31, 1999

On May 5, 1998, the Company sold 1,860,465 shares of restricted Common Stock to LCO Investments Limited ("LCO") for $5,000. In connection with the sale, the Company also agreed to reprice options to purchase up to 1,173,334 shares of Common Stock previously granted to LCO, such that the purchase price of the shares underlying the then-existing options was changed from $9.00 per share to $4.50 per share. 773,334 of said options are exercisable through March 31, 2006. 400,000 of said options are exercisable through May 1, 2007.

On December 7, 1998, the Company sold 9,302,326 shares of restricted Common Stock to LCO in a private placement for $10,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

Fiscal Year Ending April 1, 2000

Effective June 4, 1999, the Company sold 1,355,555 shares of restricted Common Stock in a private placement for $15,000. 1,004,043 of the shares were sold to nine private investors, including LCO, for $11,120. The remaining 351,512 shares were sold to a group of 18 individuals, including members of senior management, the Company's Board of Directors, and key consultants ("Management Purchasers") for $3,880. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers Limited, an entity affiliated with LCO, provided financing for the Management Purchasers. All purchasers acquired certain registration rights.

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

Effective January 12, 2000, the Company sold in a private placement a total of 30,927 shares of Common Stock to Quota Rabbicco II, Ltd., Argonaut Partnership, L.P., and David E. Gerstenhaber for $186, or $6.00 per share. The three purchasers also acquired certain registration rights with respect to the shares.

On January 18, 2000, the Company sold in a private placement 3,333,333 shares of its Common Stock, representing 14.2 percent of the Company's total shares then outstanding, for aggregate proceeds of $20,000. The purchase price was $6.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares)(collectively, the "Pequot Investors"). Pursuant to a Registration Rights Agreement entered into with the Company, the Pequot Investors acquired both demand and piggyback registration rights to cause the Company to register their new shares for offer and sale under the 1933 Act. Pursuant to a Voting and Co-Sale Agreement entered into between the Company, the Pequot Investors, and LCO, the Company granted to the Pequot Investors the right to designate one person to be appointed to the Board of Directors of the Company, and to be nominated for election as a director in any shareholders meeting at which directors are elected. The Pequot Investors appointed Mr. Gerald Poch to serve as their designee on the Company's Board of Directors.

Transition Period Ended December 30, 2000

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20,000.

Initially, the August 2000 Notes were convertible into shares of the Company's Common Stock at a per share conversion price of $6.18, which was 120% of the average of the closing bid price of the Common Stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") for the purchase a total of 1,618,121 shares of Common Stock, which have a term of five years and initially had an exercise price of $7.21 per share.

Pursuant to Registration Rights Agreements between the Investors and the Company, the Company has registered with the Securities and Exchange Commission, effective August 25, 2000, the shares of Common Stock underlying the August 2000 Notes and Warrants for resale under the Securities Act.

Seven of the Investors, who purchased an aggregate amount of $15,700 of the August 2000 Notes, are affiliates of the Company. The affiliated Investors include LCO (the principal shareholder of the Company and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Dr. Gasper Lazzara, Jr. (director), Andrew McKelvey (shareholder and affiliated with director Bradford Peters), and Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P. (shareholders and affiliated with director Gerald Poch).

Four of the Investors, who purchased a total of $4,300 principal amount of the August 2000 Notes, are unaffiliated with the Company. These unaffiliated investors are CapEx, L.P., Pacific Mezzanine Fund, VenCap Opportunities Fund, L.P., and Wendell Starke.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000. This December 2000 Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the date of this Report, has not been converted. In conjunction with the placement of the December 2000 Note, LCO was granted warrants for 250,000 shares at $5.00 per share.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of Common Stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the original Investors other than LCO and Mr. Reed, agreed with the Company to convert an aggregate of $13,642 in principal amount of their August 2000 Notes, together with interest, into 3,568,560 shares of Common Stock at an amended conversion price of $3.8625 per share.

Of the original principal amount of $20,000 of August 2000 Notes, as of the date of this Report, $800 in principal amount has not been converted and remains outstanding. The current conversion price of such outstanding August 2000 Notes is $5.00 per share.

Of the original Warrants issued in the August 2000 Note offering, all 1,618,121 Warrants remain outstanding and unexercised, at an exercise price of $5.00 per share.

The conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants, continues to be subject to additional adjustments from time to time upon the occurrence of certain other events described in the August 2000 Notes and Warrants, including future issuances of Common Stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers.

At any time after the third anniversary of the issuance date of the August 2000 Notes, the Note holder has the right, but not the obligation, to elect to cause the Company to redeem all or a portion of its August 2000 Notes.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance was not made by any means of general solicitation; the securities were acquired by the investors without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

Stock Options

Since March 31, 1998, the Company has granted options to purchase shares of common stock to approximately 100 employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan"). Of the 6,032,600 options granted, as of March 15, 2001, 466,000 have been forfeited and 150,000 have been exercised. Additional options for approximately 1,627,333 shares have been granted to certain vendors and consultants outside the 1997 Plan of which 303,000 options have been forfeited and 373,000 options have been exercised. The exercise price of the options granted during that period ranges from $1.00 to $13.75 per share. Most of the options vest and become exercisable in increments over time.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of earnings and consolidated balance sheets for the periods indicated are derived from the consolidated financial statements of the Company. The data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes thereto.

                                                                        Year Ended                           9-Month
                                                                                                            Transition
                                                                                                           Period Ended
                                                 ----------------------------------------------------------------------
                                                  March 31,     March 31,       March 31,     April 1,       Dec 30,
                                                    1997          1998            1999         2000           2000
                                                    ----          ----            ----         ----           ----
                                                                 (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Net sales .................................      $    7,083     $   4,609     $      547     $    8,044    $   16,808
Center selling and occupancy costs.........           4,205         5,813            946         13,849         9,462
Operating expenses:........................
   Selling, general and administrative.....           3,199         4,508          4,627         14,498        30,556
   Research and Development................             233           906          3,201          1,748         1,811
   Depreciation and amortization...........             255           422            123          1,457         3,830
   Restructuring expense...................               -         2,017          1,030            472           778
   Impairment Charges......................               -             -          2,525              -         1,254
   Loss on sale/leaseback transaction......               -             -              -              -         7,138
                                                 ----------     ---------     ----------     ----------    ----------
     Total operating expenses..............           3,687         7,853         11,506         18,175        45,367
                                                 ----------     ---------     ----------     ----------    ----------
Loss from operations.......................            (809)       (9,057)       (11,905)       (23,980)      (38,021)
Other income (expense), net................              41           (56)           138            475        (5,961)
                                                 ----------     ---------     ----------     ----------    ----------
Earnings before income taxes...............            (768)       (9,113)       (11,767)       (23,505)      (43,982)
Income taxes ..............................              11             -              -             11            26
                                                 ----------     ---------     ----------     ----------    ----------
Net earnings...............................      $     (779)    $  (9,113)    $  (11,767)    $  (23,516)   $  (44,088)
                                                 ==========     =========     ==========     ==========    ==========

Earnings per share - diluted.....................  $     (.15)    $   (1.62)    $    (1.13)    $    (1.18)   $    (1.80)
                                                   ==========     =========     ==========     ==========    ==========

Weighted average shares outstanding - diluted....   5,195,000     5,630,000     10,409,212     19,995,796    24,493,676
                                                   ==========     =========     ==========     ==========    ==========

                                                    March 31,     March 31,     March 31,     April 1,       Dec 30,
                                                      1997          1998          1999         2000           2000
                                                      ----          ----          ----         ----           ----
                                                                   (in thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents .......................    $   55       $  503        $ 6,200      $ 10,969      $ 5,701
Working capital..................................     3,564        1,198          3,498        10,869       (4,723)
Current assets...................................     4,587        3,082          7,780        15,018        13,257
Total assets.....................................     9,718        4,662         10,432        32,390        32,169
Long-term obligations, less current maturities...       846            -              -           122         3,894
Stockholders' equity.............................     7,849        1,847          6,060        28,119        10,295

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTANTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

ALL DOLLAR AMOUNTS THROUGHOUT THIS REPORT ARE EXPRESSED IN THOUSANDS.

Results of Operations:

The following table sets forth certain information relating to the growth in the number of BriteSmile Centers and Associated Centers for the 39 weeks ended December 30, 2000 compared to the fiscal year ended April 1, 2000:

                                          BriteSmile, Inc.                                                Fiscal Year
Roll-out Status                   Transition Period April 2, 2000                                            Ended
                                     through December 30, 2000                                            April 1, 2000
-----------------------------------------------------------------------------------------------------     --------------
                              Number of Centers at
                                       the                 Number of Centers        Number of Centers
         Centers               beginning of Period       Opened During Period       At End of Period           Total
  -----------------------    ------------------------    ----------------------     ------------------    --------------
                                     14                          3                     17 (1)                  14

                                                                                            Grand
    Associated Centers           AC's           OCA         Total U.S.        Int'l         Total              Total
------------------------------------------------------------------------- -------------- ------------     --------------
Total Developed............      1,311           99            1,410           175          1,585              490

Contracts Received.........      1,310           98            1,408           175          1,586              375

Active - In Business (2)...        887           93              980           175          1,155              235

In Process (3).............        423            5              428             0            428             140

     (1) Since December 30, 2000, the Company has closed three of its less-productive Centers. See "Operating Costs and Expenses - Store Closure Recovery" below.

     (2) The Company deems an Associated Center to be "active-in-business" 45 days after the Company ships the initial keycard to the Associated Center.

     (3) Represents Associated Centers for which a contract has been received but where the dentist who will operate the Associated Center is either awaiting training or shipment of the BS3000 device.

The following table sets forth, for the periods indicated, certain information relating to the operations of the Company. During the fourth quarter of the Company's fiscal year ended April 1, 2000 ("Fiscal April 2000"), the Company adopted a 52/53-week (4 week - 4 week - 5 week quarter) fiscal calendar. In addition, the Company changed its year end from March to December. This change necessitated adding one day to the Fiscal April 2000 year. Data in the table reflects the consolidated results of the Company for the 39 week Transition Period ended December 30, 2000, and the 39 week period ended December 30, 1999, and for the 52 weeks ended April 1, 2000 and March 31, 1999, respectively. All amounts, except share data, in the following table and discussion are in thousands.

                                                                For the 39 Weeks Ended              For the 52 Weeks Ended
                                                         ------------------------------------- ----------------------------------
                                                                                    % of                                  % of
                                                                                    from                                  from
                                                           December    December    1999 to       April      March        1999 to
                                                           30, 2000    30, 1999     2000        1, 2000    31, 1999       2000
                                                           --------    --------     ----        -------    --------       ----
                                                                     (Unaudited)
Statement of Operations Data:

       Center whitening fees, net.......................   $  9,315    $  3,858         141.4%  $  5,838    $     46      12,591.3%
       Associated Center whitening fees, net............      6,270         742         745.0      1,970           -
       Product sales....................................      1,223          97       1,160.8        236         501         (52.9)
                                                           --------    --------                 --------    --------
               Total revenues, net......................     16,808       4,697         257.8      8,044         547       1,370.6
                                                           --------    --------                 --------    --------
Operating Costs and Expenses:
       Selling and occupancy costs......................      9,462       6,731          40.5     13,849         946       1,364.0
       Selling, general and administrative..............     30,556      12,301         148.4     14,498       4,627         213.3
       Research and development expenses................      1,811       1,279          41.6      1,748       3,201         (45.4)
       Depreciation and amortization....................      3,830         774         394.8      1,457         123       1,084.6
       Restructuring Expense............................        778         300         159.3        472       3,555         (86.7)
       Impairment charges...............................      1,254           -             -          -           -             -
       Loss on sale/leaseback transaction...............      7,138           -             -          -           -             -
                                                           --------    --------                 --------    --------
          Total operating costs and Expenses............     54,829      21,385         156.0     32,024      12,452         157.2
                                                           --------    --------                 --------    --------
Other Income (Expense), net:
       Interest expense.................................     (6,153)        (24)     25,537.5        (26)       (102)        (74.5)
                                                           --------    --------                 --------    --------
       Interest income..................................        192         304         (36.8)       501         240         108.8
                                                           --------    --------                 --------    --------
       Income tax expense...............................         26           -             -         11           -             -
                                                           --------    --------                 --------    --------
        Net loss........................................   $(44,008)   $(16,408)        168.2%  $(23,516)   $(11,767)         99.8%
                                                           ========    ========                 ========    ========

In its quarterly earnings press release dated March 15, 2001, the Company included the following table setting forth, for the periods indicated, certain unaudited information prepared by the Company relating to the operations of the Company for the 52-week (full calendar) periods ended December 30, 2000 and December 30, 1999. Although the Company has changed its fiscal reporting to a new 52 week calendar year-end, the first such 52 week calendar period to be audited will end in December 2001. The audited financial information in this Annual Report on Form 10-K includes only the Transition Period (the 39 weeks ended December 30, 2000), and the 52 weeks ended April 1, 2000, and March 31, 1999. The 52 week calendar year end figures in the following table were prepared by the Company for the reader's information only, and are not covered by the auditor's report contained herein.

                                                                 52 Weeks Ended           52 Weeks Ended
                                                                December 30, 2000      December 30, 1999
                                                                   (unaudited)             (unaudited)
                                                                   -----------             -----------
REVENUES:
    Center whitening fees, net.................................  $     11,295          $      4,047
    Associated Center whitening fees, net......................         7,498                   972
    Product sales..............................................         1,362                    97
                                                                 ------------          ------------
       Total revenues, net.....................................        20,155                 5,116
                                                                 ------------          ------------
OPERATING COSTS AND EXPENSES
    Center selling and occupancy costs.........................        16,580                 7,352
    Selling, General and administrative expenses...............        32,753                14,863
    Research and development expenses..........................         2,280                 1,697
    Depreciation and amortization..............................         4,513                   879
    Restructuring expense......................................           778                    --
    Impairment charges.........................................         1,254                    --
    Loss on sale/leaseback transaction.........................         7,138                   351
                                                                 ------------          ------------
       Total operating costs and expenses......................        65,296                25,142
                                                                 ------------          ------------
          Loss from operations.................................       (45,141)              (20,026)
                                                                 ------------          ------------
       OTHER INCOME (EXPENSE), net
            including debt conversion costs of $5,552 and $0:..        (5,766)                  389
                                                                 ------------          ------------
          Loss before income tax provision.....................       (50,907)              (19,637)

INCOME TAX PROVISION...........................................            26                   --
                                                                 ------------          ------------
          Net loss.............................................  $    (50,933)         $    (19,637)
                                                                 ============          ============
BASIC AND DILUTED NET LOSS PER SHARE...........................  $      (2.10)         $      (1.07)
                                                                 ============          ============
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED....................    24,281,863            18,349,297
                                                                 ============          ============

The following are explanations of significant period-to-period changes for the 39 weeks ended December 30, 2000 and December 30, 1999:

Revenues

Total Revenues, net. Total revenues, net increased by $12,111, or 257.8% to $16,808 for the 39 weeks ended December 30, 2000 from $4,697 for the 39 weeks ended December 30, 1999.

Center Whitening Fees, net. Center whitening fees, net increased by $5,457, or 141.4%, to $9,315 for the 39 weeks ended December 30, 2000 from $3,858 for the 39 weeks ended December 30, 1999. This increase was primarily due to the operation of 17 Centers during the 39 weeks ended December 30, 2000 compared to 8 Centers that were in operation during the 39 weeks ended December 30, 1999. The Company opened 3 new Centers during the 39 weeks ended December 30, 2000. Since December 30, 2000, the Company has closed three of its less-productive Centers. See "Operating Costs and Expenses - Store Closure Recovery" below.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $5,528, or 745.0% to $6,270 for the 39 weeks ended December 30, 2000 from $742 for the 39 weeks ended December 30, 1999. This increase was primarily due to the operation of 1,155 Associated Centers at the end of the 39 weeks ended December 30, 2000 compared to 29 Associated Centers that were in operation at the end of the 39 weeks ended December 30, 1999. Of the 1,155 Associated Centers in operation at December 30, 2000, 175 were international locations.

During the 39 weeks ended December 30, 2000, the Company opened 1,126 new Associated Centers, of which 175 were international locations. At December 30, 2000, there were 428 Associated Centers in the process of being placed into operation, of which none were international locations. Due to training and shipping requirements, there is approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

Although the Company does not believe that its business follows seasonal trends, it has recognized that during the months of July and August and again during December and January, a substantial number of Associated Center locations (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well. In addition, during the 39 weeks ended December 30, 2000, the Company changed the number of procedures on the key cards sold to Associated Centers, from 20 procedures to 5 procedures. The Company also modified the payment terms on the first key card only that is sold to a new Associated Center location, from Net 30 to Net 60. These changes allow an Associated Center to have the necessary time to receive both training and the BS3000 device and begin performing paid procedures. The Company implemented these changes in response to requests from the Associated Center dentists.

The Company is aggressively executing its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. This plan includes the expansion of strategic partnerships such as the OCA relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 1,500 additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $1,126, or 1,160.8% to $1,223 for the 39 weeks ended December 30, 2000 from $97 for the 39 weeks ended December 30, 1999. Product sales represent the Company's toothpaste and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the company's E-Commerce website.

Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased by $2,731, or 40.5%, to $9,462 for the 39 weeks ended December 30, 2000 from $6,731 for the 39 weeks ended December 30, 1999. This increase is primarily due to the operation of 17 Centers at the end of the 39 weeks ended December 30, 2000 compared to 8 Centers that were in operation at the end of the 39 weeks ended December 30, 1999. Of this increase, $2,326 related to Center salaries and benefits, $2,357 related to rent, utilities, repairs and telephone at the 17 existing Centers, and $529 related to product cost of sales and procedure supplies as a result of increased sales.

Center selling and occupancy costs, as a percentage of Center whitening fees, increased to 101.6% for the 39 weeks ended December 30, 2000 from 98.3% for the 39 weeks ended December 30, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers.

Product cost of sales as a percentage of product sales increased to 34.5% for the 39 weeks ended December 30, 2000 from 30.0% for the 39 weeks ended December 30, 1999. This increase is primarily due to the introduction of the

Sonicare toothbrush product during the period which has lower margins. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products.

During September 2000, the Company reduced the number of operating days at 12 of its 17 Centers, from 6 days to 5 days, eliminating Mondays. This change has not affected the number of paid procedures performed at its Centers in relationship to historical trends.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18,255, or 148.4%, to $30,557 for the 39 weeks ended December 30, 2000 from $12,301 for the 39 weeks ended December 30, 1999. During the 39 weeks ended December 30, 2000, the Company added 26 additional market managers, executive, selling and administrative personnel to effectively execute the Company's business strategy, including the introduction of 17 new Centers, the addition of 1,126 Associated Centers, and costs incurred to open future Centers and Associated Centers.

Of this increase, $10,297 related to advertising, promotional and call center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists, $1,923 to increased salaries and benefits, $400 to postage, $396 to travel and entertainment and $932 of professional service costs related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. In addition, the Company also incurred an incremental $1,566 related to the development and expansion of international Associated Centers in Japan, Argentina, Venezuela, Switzerland, Italy, Holland, France, Singapore, Germany, Netherlands and Belgium. Additionally, management has and is implementing several cost saving initiatives totaling over $8,400 over the next twelve months. These cost savings will be achieved in the areas of Center operations, procedure kit production, legal and consulting fees and management leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses increased by $532, to $1,811 for the 39 weeks ended December 30, 2000 from $1,279 for the 39 weeks ended December 30, 1999. Research and development costs incurred during the 39 weeks ended December 30, 2000 were primarily attributable to the development of the Company's next generation LATW system. Research and development costs incurred during the 39 weeks ended December 30, 1999 represent the development of the BS3000 system and keycard which was introduced into Associated Centers during November 1999. The Company also incurred additional expenses related to clinical and efficacy studies and costs incurred in connection with the Company's efforts to obtain ADA approval.

Depreciation and Amortization. Depreciation and amortization increased by $3,056, or 394.8%, to $3,830 for the 39 weeks ended December 30, 2000 from $774 for the 39 weeks ended December 30, 1999. This increase was primarily attributable to the operation of 17 existing Centers and the operation of 1,155 BS3000 systems in Associated Centers.

Stock Option Expense. During the 39 weeks ended December 30, 2000, the Company recognized non-cash charges totaling $313 for the fair value of stock options granted to various consultants to the Company. These expenses have been allocated to the appropriate expense category on the income statement.

Restructuring Expense. Restructuring expense increased by $478, to $778 for the 39 weeks ended December 30, 2000 from $300 for the 39 weeks ended December 30, 1999. During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its wholly-owned Teeth Whitening Centers. These Centers are located in Pasadena, CA., Ft. Lauderdale, FL., and Coral Gables, FL. The Company's decision to close the three was due to the underperformance of the Centers. In addition, the Company believed that there was an over saturation of wholly-owned Centers in those markets. As a result of the Company's decision to close these Centers, it is anticipated that the remaining wholly-owned Teeth Whitening Centers as well as the Associated Centers in those areas will pick up the procedures that were being performed in the closed Centers. These costs consisted primarily of lease termination accruals, the write-down of leasehold improvements and employee severance. On February 21, 2001 the Pasadena, CA. Center was closed and on February 28, 2001 both the Ft. Lauderdale and Coral Gables, FL. Centers were closed.

Impairment Charges and Loss on Sale/Leaseback Transaction. Impairment charges and loss on sale/leaseback transaction increased by $8,392 to $8,392 for the 39 weeks ended December 30, 2000 from $-0- for the 39 weeks ended December 30, 1999. During the 39 weeks ended December 30, 2000, the Company recorded a $7,138 charge related to the write-down of 1,384 BS3000 devices as a result of entering into the equipment lease financing arrangement with Excimer Vision Leasing, L.P. ("EVL") on December 29, 2000. In addition, the Company recorded a $1,254 charge related to the impairment of assets with the closing of the three wholly owned Teeth Whitening Centers discussed above.

Interest Expense. Interest expense increased $6,129, or 25,537.5%, to $6,153 for the 39 weeks ended December 30, 2000 from $24 for the 39 weeks ended December 30, 1999. Interest expense for the 39 weeks ended December 30, 2000 represents a pro-rata amount of the 5% interest to be accrued and paid on a semi-annual basis on the outstanding amount of the August 2000 Notes, as well as the amortization of the fair market value of the warrants issued with the debt. In connection with Securities Purchase Agreements dated June 27, 2000, as amended August 3, 2000, the Company issued Warrants for 1,618,121 shares of the Company's common stock to eleven investors in connection with a private placement of Notes. The fair value of the Warrants was recorded as a discount of the notes and was being amortized over the life of the notes to interest expense. For the 39 weeks ended December 30, 2000, the Company recorded $191 of interest expense related to this amortization. Additionally, upon conversion of the notes, the related unamortized discount of $2,174 was immediately recorded as interest expense. The Company also recorded $3,377 of interest expense related to the beneficial conversion rate offered certain note holders. The beneficial conversion amount represents the difference between the stated conversion rates of the August 2000 Notes and the effective conversion rates considering the relative fair value attributed to the notes and the related warrants. Interest expense for the 39 weeks ended December 30, 1999 consisted primarily of mortgage interest paid on the Company's former headquarters facility. The Warrants are presently exercisable at $5.00 per share and expire on June 29, 2005.

Interest Income. Interest income decreased $112, or 36.8%, to $192 for the 39 weeks ended December 30, 2000 from $304 for the 39 weeks ended December 30, 1999. This decrease was primarily related to decreased average available cash on-hand to invest.

Net Loss. The net loss increased by $27,601, or 168.2%, to $44,008 for the 39 weeks ended December 30, 2000 from $16,408 for the 39 weeks ended December 30, 1999 due to a combination of the factors described above.

The following are explanations of significant period-to-period changes for the 52 weeks ended April 1, 2000 and March 31, 1999:

Revenues

Total Revenues, net. Total net revenues increased by $7,497, or 1,370.6%, to $8,044 for the 52 weeks ended April 1, 2000 from $547 for the 52 weeks ended March 31, 1999.

Center Whitening Fees, net. Center whitening fees, net, increased by $5,792 or 12,591.8% to $5,838 for the 52 weeks ended April 1, 2000 from $46 for the 52 weeks ended March 31, 1999. During the 52 weeks ended April 1, 2000, the Company opened a total of 13 Centers for a total of 14 compared to 1 Center opened during the fourth quarter of the 52 weeks ended March 31, 1999. Center whitening fees are expected to increase during the next twelve months as a result of a full year operating experience over the next twelve months at existing Centers. Additionally, the Company will continue to refine its marketing strategy to expand consumer awareness within each respective market for which a Center or Centers exist. As a result, management anticipates that the number of procedures performed at each Center will also increase. However, there can be no guarantee that the Company will be successful in executing its marketing strategy or that Center performance will be enhanced. During the 52 weeks ended March 31, 1999, the Company discontinued its laser-based teeth whitening device business. As a result, there were no sales of these devices during the 52 weeks ended March 31, 1999.

Associated Center Whitening Fees. Associated Center whitening fees for the 52 weeks ended April 1, 2000 totaled $1,970. During the 52 weeks ended April 1, 2000, the Company executed contracts with 490 Associated Center locations of which 235 were in operation at April 1, 2000. There are generally 45 days of lead-time between the signing of agreements with Associated Center Dentists and the performance of paid procedures by the Dentists, due to training and shipping requirements. The Company had no Associated Center locations sold or open during the 52 weeks ended March 31, 1999.

The Company is aggressively executing its strategic plan of expanding distribution utilizing its Associated Center model. See discussion above under Revenues - Associated Center Whitening Fees.

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

Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased $12,903, or 1,364.2% to $13,849 for the 52 weeks ended April 1, 2000 from $946 for the 52 weeks ended March 31, 1999. The increase was primarily the result of the Company's opening 13 Centers during the 52 weeks ended April 1, 2000, for a total of 14 Centers, compared to 1 Center opened during the fourth quarter of the 52 weeks ended March 31, 1999. Of this increase, $7,625 was advertising and promotional costs directed to increase consumer awareness, $3,251 related to Center salaries and benefits and $1,259 related to rent at the 14 existing Centers. Center selling and occupancy costs, as a percentage of Center whitening fees was 228.2% for the 52 weeks ended April 1, 2000 compared to 1,085.4% for the 52 weeks ended March 31, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers. Product cost of sales as a percentage of product sales was 33.8% for the 52 weeks ended April 1, 2000. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products. For the 52 weeks ended March 31, 1999, product cost of sales represents the chemical products related to the old laser-based teeth whitening devices that are no longer sold by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9,871, or 213.2%, to $14,498 for the 52 weeks ended April 2000 from $4,627 for the 52 weeks ended March 31, 1999. The Company added 53 additional executive, selling and administrative personnel during Fiscal April 1 2000 to effectively execute the Company's business strategy. Additionally, during that period the Company introduced 13 new Centers, 490 Associated Centers, and incurred costs related to the opening of future Centers and Associated Centers.

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

During the 52 weeks ended April 1, 2000, the Company consolidated its Call Center operations from Los Angeles and its general and administrative operations from Lester, Pennsylvania, to its headquarters facility in Walnut Creek., California.

Research and Development Expenses. Research and development expenses decreased by $1,453, or 45.4%, to

$1,748 for the 52 weeks ended April 1, 2000 from $3,201 for the 52 weeks ended March 31, 1999. This decrease was primarily attributable to the development of the BS3000 LATW system and keycard that was introduced into Associated Centers during the three months ended December 31, 1999. Research and development expenses incurred during the 52 weeks ended March 31, 1999 related to the development of the BS2000 system, which was introduced at the Company's first Center in Walnut Creek, California in February 1999. The Company also incurred expenses related to clinical and efficacy studies, and to develop the Company's next-generation light activated device.

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

Restructuring Expense. Restructuring expense decreased by $3,083, or 86.7% to $472 for the 52 weeks ended April 1, 2000 from $3,555 for the 52 weeks ended March 31, 1999. During the 52 weeks ended April 1, 2000, the Company recorded a $472 charge related to the relocation of its Lester, Pennsylvania office to California. These costs consisted primarily of lease termination accruals and employee severance.

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

Interest Income. Interest income increased $261, or 108.6%, to $501 for the 52 weeks ended April 1, 2000 from $240 for the 52 weeks ended March 31, 1999. This increase was primarily related to increased average available cash on-hand to invest.

Net Loss. The net loss increased by $11,749, or 99.7%, to $23,516 for the 52 weeks ended April 1, 2000 from $11,676 for the 52 weeks ended March 31, 1999, due to a combination of the factors described above.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At December 30, 2000, the Company had $5,701 of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through most of calendar year ending December 31, 2001, and that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20,000.

Initially, the August 2000 Notes were convertible into shares of the Company's Common Stock at a per share conversion price of $6.18, which was 120% of the average of the closing bid price of the Common Stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,618,121 shares of Common Stock, which have a term of five years and initially had an exercise price of $7.21 per share.

Pursuant to Registration Rights Agreements between the Investors and the Company, the Company has registered with the Securities and Exchange Commission, effective August 25, 2000, the shares of Common Stock underlying the August 2000 Notes and Warrants for resale under the Securities Act.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 5th Note") in the aggregate principal amount of $5,000. This December 5/th/ Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the date of this Report, has not been converted.

As a result of the issuance of the December 5/th/ Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of Common Stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the original Investors other than LCO and Mr. Reed, agreed with the Company to convert an aggregate of $13,642 in principal amount of their Notes into 3,568,560 shares of Common Stock at an amended conversion price of $3.8625 per share.

Of the original principal amount of $20,000 of August 2000 Notes, as of the date of this Report, $800 in principal amount have not been converted and remain outstanding. The current conversion price of such outstanding August 2000 Notes is $5.00 per share.

Of the original Warrants issued in the Note offering, all 1,618,121 Warrants remain outstanding and unexercised, at an exercise price of $5.00 per share.

On December 29, 2000, the Company secured a lease line of credit of up to $15,000 from Excimer Vision Leasing (EVL). EVL leases laser vision correction equipment to ophthalmologists.

In addition to providing working capital to the Company, the lease line of credit will enable the Company to place up to 1,755 new BriteSmile teeth whitening devices in Associated Centers in the US, enhancing the Company's ability to meet its strategic objective of establishing approximately 3,700 Associated Centers by year end 2001. Pursuant to the lease line agreement, EVL purchased from the Company 1,245 BriteSmile 3000 teeth-whitening devices currently used in various BriteSmile Associated Centers in the United States for $5,000. The agreement also provides that EVL will subsequently purchase 1,755 additional devices for up to $10,000. EVL will lease all devices to the Company for a term of five years. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty to thirty dollars), plus one hundred twenty-five dollars for each key card which enables Associated Center dentists to perform 5 teeth whitening procedures.

Effective March 1, 2001, the Company borrowed $2,500 from EVL for general working capital. The loan matures on May 10, 2006, and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal, and a "final payment" of principal. An initial fixed payment of $10 is due on April 1, 2001, followed by monthly fixed payments of $12.5 during the term of the loan. Variable payments are twenty-five dollars for each BriteSmile teeth whitening procedure performed at the Company's 14 current whitening Centers. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2,500 principal amount of the loan.

Management believes that the Company can continue its current operating strategy with additional funding through current private placements of its equity securities, new borrowings, and/or cash receipts in excess of current projections (collectively, "Additional Cash") of approximately $5,000 in 2001. In that connection, in March 2001 the Company received written commitments ("Commitment Letters") from certain existing shareholders and directors of the Company (the "Guarantors") to severally purchase on or before December 31, 2001, shares of Common Stock of the Company (or to otherwise make available funds to the Company) in an aggregate amount representing the difference between the Additional Cash realized in 2001, and $5,000. In consideration for the Guarantors' commitment to purchase Common Stock in the amount of the shortfall, the Company has agreed to issue to the Guarantors five-year warrants to purchase an aggregate of 100,000 shares of Common Stock of the Company at an exercise price of $5.00 per share. In addition, if the Guarantors are required to purchase shares, or otherwise fund, pursuant to their Commitment Letters, the Company will issue the Guarantors additional five-year warrants to purchase shares of Common Stock of the Company at $5.00 per share. The number of additional warrants issued would equal 50% of the aggregate purchase price paid by the Guarantors for the Common Stock, divided by five (5).

Cash flows are difficult to forecast accurately. There can be no assurance that additional capital, even beyond the $5 million referred to above, will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans.

On May 26, 2000, the Company entered into a Revolving Credit Line Agreement with Bank of Hawaii. Under the Credit Facility, the Company may borrow from time to time through May 25, 2001 up to $2,000. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank. The Credit Facility requires monthly payments to the Bank of interest only, with all principal and accrued interest due May 25, 2001. As of December 30, 2000, the line had not been used. As of the date of this Report, $700 had been drawn on the line of credit. In addition, the line expires May 25, 2001.

December 30, 2000 Compared to April 1, 2000

As of December 30, 2000, the Company had liquid assets (cash and cash equivalents and trade accounts receivable and notes receivable) of $9,166, a decrease of 24.6%, or $2,984, from April 1, 2000 when liquid assets were $12,150. Cash and cash equivalents decreased $5,268, or 48.0%, to $5,701 at December 30, 2000 from $10,969 at April 1, 2000. This decrease in cash was primarily the result of $44,008 of net loss and $14,968 in capital expenditures, offset in part by the $20,000 of proceeds from the Notes received in June and August 2000, the $5,000 of proceeds from the Bridge Loan received on December 7, 2000, and the first tranche of $5,000 proceeds received on December 29, 2000 in connection with the Company's equipment lease line facility with EVL. Trade accounts receivable increased $1,949, or 165.0%, to $3,130 at December 30, 2000 from $1,181 at April 1, 2000. This increase was primarily the result of the increased number of Associated Centers in operation during the 39 weeks ended December 30, 2000. Although accounts receivable has increased significantly as a result of new Associated Centers placed into operation, DSO ("Days Sales Outstanding", or the amount of time required to collect on an outstanding invoice) has decreased to 73.4 days at December 30, 2000, from 122.5 days at April 1, 2000. The Company will continue to aggressively manage its accounts receivable.

The Company's working capital decreased by $15,285, or 140.6% to a deficit of $4,416 at December 30, 2000 from $10,869 at April 1, 2000, for the reasons described above. Current ratio (current assets divided by current liabilities) was 0.75:1 at December 30, 2000 compared to 3.62:1 at April 1, 2000.

Current assets decreased by $1,761, or 11.7%, to $13,257 at December 30, 2000 from $15,018 at April 1, 2000. The decrease was primarily the result of a decrease in cash of $5,686 as described above. The decrease was offset by an increase in accounts receivable of $1,949, described above, as well as an increase in inventory of $1,174 primarily resulting from increased production of the BS3000 device being shipped to Associated Center locations.

Long-term assets decreased by $498, or 2.9%, to $16,874 at December 30, 2000 from $17,372 at April 1, 2000. This decrease was primarily the result of the sale of BS3000 device to EVL and offset by leasehold improvements at the 3 Centers opened during the period, and deferred warrant expense during the 39 weeks ended December 30, 2000.

Current liabilities increased by $13,524, or 326.0%, to $17,673 at December 30, 2000 from $4,149 at April 1, 2000. This increase was primarily the result of an increase in trade payables of $6,565, accrued expenses of $668, accrued gift certificate liability of $585, store closure reserve of $778 and notes payable of $4,747.

The Company used net cash of $20,527 in operating activities during the 39 weeks ended December 30, 2000, primarily as a result of the net loss incurred during the period.

The Company used net cash of $9,968 in investing activities during the 39 weeks ended December 30, 2000, primarily for capital expenditures relating to the Company's expansion efforts in Centers and Associated Centers.

The Company provided net cash of $25,227 from financing activities during the 39 weeks ended December 30, 2000, primarily due to the private placement of $20,000 of Notes, $5,000 bridge loan and $227 in proceeds from the exercise of stock options.

Factors that may affect our performance

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

Seasonality

The Company believes that its business follows seasonal trends due to the closing of some Associated Center dental offices in July and August, and again in November and December, for vacations. As a result, the Company's sales performance could potentially be affected.

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

We have a limited operating history upon which to evaluate our likelihood of success.

We have only manufactured and distributed our BS2000 since November 1998 and our BS3000 since November 1999. We opened our first BriteSmile Center in Walnut Creek, California in February 1999, and BriteSmile Associated Centers began performing teeth whitening procedures in April 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Investors must evaluate the likelihood of our success in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products. We cannot be certain that our business strategy will be successful or that we will successfully address these risks and difficulties. Our failure to address any of these risks or difficulties could have a material adverse effect on our business.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

For the Transition Period ended December 30, 2000 we had a net loss of approximately $44.0 million, and for the full fiscal year ended April 1, 2000 we had a net loss of approximately $23,500. As of December 30, 2000, our accumulated deficit was approximately $89,300. Our ability to reach and sustain profitability will depend, in part, upon the successful marketing of our existing services and products and the successful and timely introduction of new services and products. We anticipate that net losses will continue for the foreseeable future. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive substantially all of our revenues from our LATW procedures, a relatively new teeth whitening concept for consumers. We have also begun to market BriteSmile brand toothpaste, electric toothbrushes and post-whitening procedure touchup kits through our Centers and Associated Centers. We expect to add other oral care accessories under the BriteSmile brand name to our line of retail products, including mouthwash, toothbrushes, chewing gum, travel kits and breath mints. Our success will depend in large part on our ability to successfully encourage consumers, dentists and dental office employees to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company's LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

Our success will depend on our ability to update our technology to remain competitive.

The dental device and supply industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. While we are continuing our research and development efforts to improve our current LATW systems in order to strengthen our competitive advantage, we cannot assure that we will successfully implement design or technological improvements to our LATW systems on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We may have problems financing our future growth.

Our growth strategy includes investment in and expansion of Centers and Associated Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand and developing and marketing our brand name retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds are needed in the future for continued expansion. We cannot assure that additional financing will be available or that, if available, it will be on terms favorable to us or our stockholders. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers or Associated Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our Common Stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our Common Stock or securities convertible into shares of Common Stock may result in dilution to current stockholders.

We are subject to competition.

The market for teeth whitening products and services is highly competitive. Competition in the market for teeth whitening products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. Teeth whitening products and services offered by our competitors include traditional and often less expensive bleaching tray methods and other forms of heat or light activated curing methods. We may not be able to compete successfully against these competitors in developing, marketing and distributing our services and products, which could result in the loss of customers and could have a material adverse effect on our business. Competitive pressures may also force prices for teeth whitening services down and such price reductions may adversely affect our potential future revenue.

We are susceptible to product liability suits and if a lawsuit is brought against us it could result in us having to pay large legal expenses and/or judgments.

Although no lawsuits have been filed against the Company relating to our products or services, because of the nature of the dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products or services brought against us, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of $5,000 per occurrence and $5,000 per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, we cannot assure that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Future growth may place strains on our managerial, operational and financial resources and we may be unable to recruit and retain qualified personnel.

If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our Centers, Associated Centers, customers, advertisers and other business partners grows, we will be required to manage multiple relationships with various Associated Center dentists, customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships may strain our managerial, operational and financial resources, thereby inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business.

We may experience shortages of the supplies we need because we do not have long-term agreements with suppliers.

Our success depends to a large degree on our ability to provide our affiliated dentists with our LATW systems, and a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems, Boyd Industries in Tampa Florida. Effective April, 2001, the Company's LATW systems will be manufactured by Peak Industries, Frederick, Colorodo, pursuant to a new agreement between the Company and Peak. EVL will finance the Company's purchase of the LATW systems, and will then lease the LATW systems to the Company pursuant to the EVL Lease Line Agreement described above under Item 1--"Recent Business Developments, EVL Lease Agreement." We anticipate that there may be an approximate two to three weeks delay in April 2001 between the date of final shipments of LATW devices produced by our current manufacturer, and shipments of LATW devices manufactured by Peak. Any such delays could delay receipt of revenues from Associated Centers who receive systems from the new manufacturer. We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that we have good relationships with our suppliers and our manufacturer, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more key vendors on a timely basis and on acceptable commercial terms, our results of operations could be seriously harmed.

We need to successfully manage our growth in order for the addition of any new BriteSmile Centers and Associated Centers to be profitable.

Even though we have grown significantly in the past two years in terms of numbers of Centers and Associated Centers opened and in operation, we may not be able to achieve profitable operations at the Centers. We currently have 14 Centers in operation. We have no current plans to open additional Centers. Successful introduction of any new Centers is subject to, among other things, securing suitable sites on satisfactory terms, hiring, training and retaining qualified dentists, support staff and other personnel, having adequate capital resources and successfully integrating new Centers into existing operations. It is possible that any new Centers, if opened, will not achieve sales levels comparable to existing Centers.

Our future growth primarily depends upon expansion of the number of our Associated Centers. We cannot assure that we will be successful in expanding the number of Associated Centers, or that such Associated Centers will achieve sales levels satisfactory to us.

A large volume of sales of our common stock resulting from the conversion of notes and/or the exercise of warrants and subsequent resales of those shares, may result in downward pressure or increased volatility in the trading price of our common stock.

Because we have registered for resale the shares of Common Stock issued upon the conversion in December 2000 of $19,200 in principal amount of Notes originally granted in June and August 2000, and registered for resale the shares of Common Stock issuable upon the exercise of the Warrants granted in June and August 2000, the holders thereof who are not in positions of control or management with the Company may sell without regard to any volume restrictions, including the volume restrictions set forth in Rule 144 promulgated under the Securities Act. As a result, resales by the holders of the Notes and the Warrants could lead to an excess supply of shares of our Common Stock being sold which could, in turn, result in downward pressure or increased volatility in the trading price of our Common Stock.

BriteSmile has certain debt.

BriteSmile has $5,800 of debt outstanding as of December 30, 2000. The degree to which BriteSmile is leveraged could have important consequences to the shareholders, including the following:

 .    BriteSmile's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

 .    BriteSmile must pay interest on its debt, leaving less funds for other purposes;

 .    BriteSmile may be at a competitive disadvantage to its less leveraged competitors; and

 .    BriteSmile may be more vulnerable to a downturn in general economic conditions.

If BriteSmile were to default on its debt obligations for any reason, there can be no assurance that any assets will remain for BriteSmile's shareholders after payment of amounts owed to debt holders.

BriteSmile does not intend to pay dividends.

BriteSmile does not anticipate paying any cash dividends on its Common Stock to its shareholders for the foreseeable future. BriteSmile intends to retain future earnings, if any, for use in the operation and expansion of its business. In addition, it is possible that any debt financing agreements entered into by BriteSmile in the future may contain restrictions on BriteSmile's ability to declare dividends.

We cannot guarantee that the patents we have applied for will be granted, or that even if granted, they will not be infringed by competitors.

In addition to the Company's patent which was granted in January 2001, we have filed several patent applications related to the LATW systems which are currently pending, including applications related to the composition of our whitening gel, tissue isolation barriers useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. In addition, we have ongoing research and development efforts to improve and expand our current technology, and to develop new teeth whitening compositions and light devices. Although we intend to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate.

The rights we rely upon to protect our intellectual property underlying our products and services may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products and services. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products and services may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for additional patent, copyright or trademark protection outside of the United States or in foreign jurisdictions. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Our products or services could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products or services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products or services infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Notwithstanding the foregoing, we are not aware of any infringement or other intellectual property claims asserted or threatened against us by others.

We are subject to government regulation regarding the corporate practice of dentistry.

Our corporate structure, operation of Centers and contractual relationships with the licensed dentists at our Centers are subject to government regulation and may be reviewed by applicable state agencies governing the practice of dentistry (such as a Board of Dental Examiners). We believe that our present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local laws and regulations, and that favorable review of our corporate structure would be obtained from any state agency which chooses to review our operational structure. However, we cannot assure that such favorable review would be obtained in all instances. If we are unable to obtain favorable review, we may be subject to penalties. Further, if we are unable to comply with the applicable laws and regulations in any state, we may be limited in those states to offering our LATW procedure through Associated Centers. We continue to cooperate with state regulatory agencies to respond to any requests for information about our business structure and to obtain any necessary governmental approvals. We cannot assure that future enactments, amendments or interpretations of government regulations will not be more stringent, and will not require structural, organizational or operational modifications to our existing or future contractual relationships with the licensed dentists at our Centers who provide our services.

We may become subject to government regulation regarding our teeth whitening services and products.

The light used in the LATW systems is categorized as a Class I Medical Device as defined by the Food and Drug Administration ("FDA"). As long as the light is used specifically to perform cosmetic dental procedures (teeth whitening), it is not subject to pre-market notification requirements, although we are subject to FDA requirements regarding handling of complaints and other general FDA record keeping standards. There can be no assurance that some or all of the existing government regulations will not change significantly or adversely in the future, or that we will not become subject to compliance with additional and stricter government regulations which could, in the future, affect our potential future revenue.

Ownership of our Common Stock is concentrated in a limited number of shareholders.

Current directors and executive officers of the Company, or their affiliates, own and control approximately 80% of our Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of our Board of Directors, and any other matters requiring approval of the shareholders of the Company.

Our efforts to build strong brand identity and customer loyalty may not be successful.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers, dentists and other strategic partners. In order to attract and retain these groups, and respond to competitive pressures, we intend to continue substantial spending to create and maintain brand loyalty. We believe that advertising rates, and the cost of advertising campaigns in particular, could increase substantially in the future. If our branding efforts are not successful, our results of operations could be adversely affected.

Promotion and enhancement of the BriteSmile brand will also depend on our success in consistently providing a high-quality customer experience for our teeth whitening services and satisfaction with our products. If customers do not perceive our service and product offerings to be of high quality, or if we introduce new services and products that are not favorably received by these groups, the value of the BriteSmile brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of BriteSmile to one or more of these groups which could harm our reputation, reduce our net revenue and cause us to lose customers.

Failures in our information technology systems or the systems of third parties could adversely affect our business and result in a loss of customers.

Our Company's web site or our Internet-based Scheduler system may experience slow response times, decreased capacity to accommodate a large number of customers or a temporary disruption in service for a variety of reasons. Additionally, power outages and delays in such service may interrupt or prevent us from immediately coordinating with the schedules of Centers and Associated Centers, and may interrupt or prevent customers from arranging for our services or from ordering our products through our e-Commerce Internet site. Any of these potential problems could have an adverse effect on business.

Computer hardware and software components to our Scheduler system are located at our headquarters. In addition, a back-up file server and tape back-ups of the Scheduler database reside both at our headquarters and off-site. Delays in scheduling teeth whitening procedures would result if we were required to use our backup computer hardware and software systems. Nevertheless, natural disasters such as floods, fires, and power outages, telecommunications failures, physical or electronic break-ins or vandalism, viruses and other similar events could damage our hardware and software systems, lead to a loss of data, cause substantial disruption in our business operations, and have a material adverse effect on our business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

NAME                     AGE       CURRENT POSITION(S) /(1)/ /(2)/
----                     ---       ---------------------------

John Reed                59        Chief Executive Officer and Director
Paul Dawson              46        Chief Executive Officer of BriteSmile
                                   International Limited, a subsidiary of the
                                   Company
Linda S. Oubre           42        President, Chief Operating Officer and
                                   Director
Michael Whan             36        President Worldwide Marketing
Stephen Miller           54        Executive Vice-President, Manufacturing and
                                   Distribution
Anthony M. Pilaro        65        Chairman of the Board
R. Eric Montgomery       46        Director
Peter Schechter          41        Director
Bradford G. Peters       33        Director
Harry Thompson           71        Director
Gerald Poch              54        Director
Dr. Gasper Lazzara, Jr.  58        Director
Dennis F. Hightower      59        Director since March, 2001

________

(1) All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire Transition Period through the date of this Report. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

(2) Paul A. Boyer served as CFO during the Transition Period. Mr. Boyer's employment with the Company as Chief Financial Officer terminated effective March 2, 2001.

John Reed

Prior to joining the Company as its Chief Executive Officer in June 1999, Mr. Reed was Chairman of the Pacific Retailing Division of Duty Free Shoppers Group Limited ("DFS"), the world's leading specialty retailer catering to international travelers. At DFS he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1982 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Departments Stores and John Wanamaker.

Paul Dawson

Mr. Dawson, prior to joining the Company's subsidiary, BriteSmile International, as its Chief Executive Officer, was Chief Executive Officer of Camus International, a global marketer of luxury goods. During his nine-year tenure with Camus, he spearheaded an aggressive worldwide market expansion program of the company's premium cognac market. Prior to Camus, Mr. Dawson held the position of Engagement Manager at McKinsey & Company, an international consulting firm. While at McKinsey, he advised a broad range of multinational consumer companies on international expansion strategies. Mr. Dawson has lived and worked in the United States, Europe, Asia and the Middle East. He holds masters degrees from Cambridge University and UC Berkeley, and an MBA from Stanford University.

Linda S. Oubre

Linda S. Oubre commenced serving as a director of the Company in May 1998. In July 1998, she was named to the position of President, Center Division of the Company. In September 2000, she was named the Company's President, Chief Operating Officer. Prior to joining the Company, Ms. Oubre served for 3 years as President of Tri Com Ventures in Walnut Creek, California. Tri Com specialized in new venture planning and implementation consulting. At Tri Com, Ms. Oubre's clients included McGraw Hill's Business Week Magazine, Prodigy Online Service, and the United Nations Business Development Project in the Republic of Belarus. Prior to starting Tri Com Ventures in 1996, Ms. Oubre was General Manager, New Business Development, for the Los Angeles Times, and also served as Director of Operations for Walt Disney's Consumer Products Division and Manager of Financial Planning for the Times Mirror Company. She has also been a visiting instructor at the Wharton Business School. Ms. Oubre is a graduate of the University of California, Los Angeles and received her MBA from the Harvard Business School.

Stephen Miller

In October 2000, Stephen Miller was appointed Executive Vice President, Manufacturing and Distribution. Prior to joining BriteSmile in May 1999 as it Executive Vice President, Real Estate and Construction, Mr. Miller was for 11 years Vice President of Facility Development for DFS. While at DFS, Mr. Miller was responsible for the development of the flagship retail gallerias, high-end boutiques, duty free stores and entertainment complexes in the U.S., Oceania and the Pacific. Prior to DFS, Mr. Miller was Senior Vice President of Commercial and Industrial Development for Castle and Cooke, Inc. where for 17 years he was responsible for commercial, industrial and retail development for Hawaii's second largest private landowner.

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

Anthony M. Pilaro

Mr. Pilaro has been a director of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited, which maintains offices in Dublin, Ireland. He is also founder and Chairman of Excimer Vision Leasing L.P., a partnership engaged in the business of leasing Excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of DFS and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia `57, and the University of Virginia Law School `60, Mr. Pilaro practiced law in New York City through 1964.

Gerald Poch

Mr. Poch has served as a director of the Company since May 1999. Mr. Poch has served as managing director of Pequot Capital Management, Inc., a venture capital fund management company, since January 2000. From August 1998 through January 2000, he was a principal of Pequot Capital Management. From August 1996 to June 1998 he was the chairman, president and chief executive officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as co-chairman and co-president, of AmeriData Technologies, Inc., a value added reseller and systems integrator of hardware and software systems. Mr. Poch is co-chairman of MessageMedia, Inc., and a director of FutureLink Corp., BriteSmile, Inc., and Elastic Networks.

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

R. Eric Montgomery

Mr. Montgomery has been a director of the Company since May 1998. He is an experienced consultant, researcher and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Previously, from November 1997 until May 1998, he served as an independent consultant to the Company through Applied Dental Sciences, Inc. (Monterey, MA), the oral care products research and development firm of which he has been President since 1992. Mr. Montgomery is also the Founding Manager and President of Oraceutical LLC (Lee, MA), an organization dedicated to the development of innovative products and technologies for dentistry and consumer oral care. Oraceutical is currently negotiating with the Company to provide technology development services. Mr. Montgomery's organizations have provided consulting services to and developed products for companies including The Dial Corporation, Natural White, Virbac SA, Zila Pharmaceuticals, ProHealth Laboratories, OPI Products, American Dental Hygienics, Premiere Dental, and Boots PLC. Mr. Montgomery is also President of IDEX Dental Sciences, Inc. (Lee,
MA), an intellectual property-holding firm established by Mr. Montgomery in March 1996.

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

Peter Schechter

Mr. Schechter was appointed a director of the Company in July 1999. Mr. Schechter is a founder of Chlopak, Leonard, Schechter and Associates, an international communications consulting firm. Previously, Mr. Schechter was Managing Director in charge of international business at the Sawyer/Miller Group, specializing in the management of international financial issues, political campaigns and country image programs. A graduate of the School of Advanced International Studies at Johns Hopkins University, Mr. Schechter has lived in Europe and Latin America and has extensive experience in the area of governmental relations. He is fluent in six languages.

Dennis F. Hightower

Mr. Hightower was named a director of the Company in March 2001. Most recently, Mr. Hightower served as Chief Executive Officer of Europe Online. Previously, he was one of the highest-ranking executives at Walt Disney, having served as President of Walt Disney Television and Telecommunications, and President, Disney Consumer Products for Europe, Middle East and Africa. He was also Professor of Management at the Harvard Business School. His career includes positions with Xerox, McKinsey & Co., General Electric, Mattel and Russell Reynolds. In addition, he is a member of the Board of Directors of The Gillette Company, Northwest Airlines, Pan Am Sat Corporation, Phillips Van-Huessen and the TJX Companies. Mr. Hightower received his MBA from the Harvard Business School.

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

Based solely upon its review of the copies of such forms furnished to it during the Transition Period, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows (all such transactions have since been reported to the SEC on Form 5 reports filed in March 2001): Form 4 report of J. Reed for reporting transaction in December 2000; Form 4 report of G. Lazzara for reporting transaction in December 2000; Form 4 report of B. Peters for reporting transaction in December 2000; Form 4 report of R. Montgomery for reporting transactions in December 2000.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the Transition Period that has not been filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the nine-month Transition Period, and during the fiscal years ended March 31, 1999 and April 1, 2000, to John Reed, the Company's Chief Executive Officer and to the Company's four most highly compensated executive officers during the Transition Period other than the CEO. Paul Boyer's employment as CFO of the Company terminated in March 2001. Peter Hausback, the Company's new CFO, will commence employment in April 2001.

                          Summary Compensation Table



                                                                                           Long Term
                                                                                         Compensation
                                                                                     ----------------------
                                                                   Annual
                                                                Compensation                Awards
                                                             -------------------     ----------------------

                                                                                          Securities
                                                                                          Underlying
Name and                                                                                   Options/
Principal Position                     Period                    Salary ($)                SARs (#)
--------------------------     ------------------------      -------------------     ----------------------
John Reed, CEO                 Transition Period FY            $     187,500                          0
                               April 1, 2000 FY March                201,923                    250,000/(1)/
                               31, 1999                                    0/(2)/               750,000/(2)/


Paul Dawson                    Transition Period FY           $      150,000                          0
CEO, BriteSmile                April 1, 2000 FY March                167,723                    320,000/(3)/
International, Ltd.            31, 1999                                    0/(4)/                     0


Paul A. Boyer                  Transition Period FY           $      148,333                          0
Chief Financial                April 1, 2000 FY March                 67,692                    150,000/(5)/
Officer                        31, 1999                                    0                          0


Linda S. Oubre                 Transition Period FY            $     148,958                          0
President, Chief               April 1, 2000 FY March                176,058                     25,000/(6)/
Operating Officer              31, 1999                              117,883                    200,000/(7)/


Michael P. Whan                Transition Period FY            $     428,987/(8)/               200,000/(9)/
President, Worldwide           April 1, 2000 FY March                      0                          0
Marketing                      31, 1999                                    0                          0


(1)  Options vest 50,000 each year over 5 years beginning on March 24, 2001.

(2) Mr. Reed received no cash compensation from the Company in fiscal 1999. Prior to commencing full-time work for the Company at the Company's offices, Mr. Reed performed occasional services for the Company beginning January 1999. Mr. Reed's employment contract with the Company provides for an annual salary of $250,000, commencing June 1999, and options to purchase 750,000 shares granted January 22 1999, 250,000 of which vested immediately, and the remainder of which vest 100,000 per year beginning January 22, 2000.

(3) Mr. Dawson was granted options to purchase 20,000 shares on November 1, 1999, which options vested on November 20, 2000, and options to purchase 300,000 shares on April 19, 1999, of which 100,000 options vested immediately and the remainder vest 40,000 per year beginning on April 19, 2000.

(4) Mr. Dawson received no compensation from the Company in fiscal 1999. Mr. Dawson's employment commenced with the Company effective April 19, 1999.

(5) 50,000 vested on December 1, 1999, and the remainder vest 20,000 per year beginning on October 18, 2000.

(6)  Options vested on November 1, 2000.

(7) 50,000 of the options granted vested immediately, and the remainder vest 30,000 per year beginning on July 1, 1999.

(8) Mr. Whan received $200,000 for relocation expenses during the Transition Period.

(9) 100,000 of the options granted vested immediately and the remainder vest 20,000 per year beginning on April 23, 2001.


The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:


                    OPTION/SAR GRANTS IN TRANSITION PERIOD

                                                                                                           Potential Realizable
                                                                                                          Value at Assumed Annual
                                                                                                           Rates of Stock Price
                                                                                                          Appreciation for Option
                                                      Individual Grants                                            Term
                           ------------------------------------------------------------------------      --------------------------
                                               % of Total
                            Number of         Options/SARs
                            Securities         Granted to
                            Underlying        Employees in        Exercise or
                           Options/SARs        Transition          Base Price         Expiration
Name                       Granted (#)           Period            ($/Share)             Date             5%                10%
---------------------      -------------     ---------------     ---------------     --------------      --------------------------
John L. Reed                       0              N/A                   N/A                N/A               N/A           N/A
Paul Dawson                        0              N/A                   N/A                N/A               N/A           N/A
Linda S. Oubre                     0              N/A                   N/A                N/A               N/A           N/A
Michael P. Whan              200,000             15.1%                7.391            4-23-10          $929,632    $2,335,870
Paul A. Boyer                      0              N/A                   N/A                N/A               N/A           N/A


               AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
                      AND DECEMBER 30, 2000 OPTION VALUES


                                                          Number of Securities
                                                         Underlying Unexercised        Value of Unexercised
                            Shares                             Options at            In the Money Options at
                         Acquired on        Value         December 30, 2000 (1)       December 30, 2000 (1)
Name                     Exercise (#)   Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----                     ------------   ------------    -------------------------   -------------------------
John L. Reed                  0               0             350,000 / 650,000          $109,200 / $124,800

Paul Dawson                   0               0             160,000 / 160,000                 0 / 0

Linda S. Oubre                0               0             135,000 / 90,000            $143,370 / $95,580

Michael P. Whan               0               0             100,000 / 100,000                 0 / 0

Paul A. Boyer (2)             0               0              70,000 / 80,000                  0 / 0

1 Potential unrealized value is calculated as the fair market value at December 30, 2000 ($2.813 per share), less the option exercise price, times the number of shares.

2 Mr. Boyer's employment with the Company as Chief Financial Officer terminated effective March 2, 2001.

     Peter Hausback, Mr. Boyer's successor as Company CFO, will commence employment on April 1, 2001.

Compensation of Directors

Outside directors of the Company (non-employees, non-consultants) receive options to purchase 20,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed.

Certain directors of the Company have been granted Units of Company equity participation by LCO. As of May 11, 1998, LCO adopted an Incentive Compensation Plan (the "LCO Plan"). Under the LCO Plan, certain key employees, consultants or directors of the Company may be given the opportunity to benefit from the appreciation in the value of the LCO's present equity holdings in the Company. Such appreciation rights are granted by way of incentive compensation units ("Units"), whose value is determined by the increase in value of LCO's present holdings of Company Common Stock above a prescribed base value of $4.75 per share. Each Unit represents a percentage interest (determined by the total number of Units granted under the LCO Plan) in such increase in value of LCO's holdings. LCO has granted Units to the following directors or former directors of the Company as incentive compensation: John Reed, Brian Delaney, and Linda Oubre.

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

Linda Oubre

The Company entered into an employment agreement with Linda Oubre on January 22, 1999. Under the terms of the agreement, Ms. Oubre initially served as President, Center Division. The agreement expired on June 30, 2000. Her employment with the Company continues on an at-will basis. She currently serves as President, Chief Operating Officer of the Company. The Company paid Ms. Oubre $165,000 per annum from January 22, 1999 through June 30,1999 and $175,000 per annum from July 1, 1999 through June 30, 2000. On July 1, 2000, Ms. Oubre's salary increased to $200,000 per annum. Ms. Oubre is eligible to receive bonus compensation under such cash bonus plan as the Company may adopt for its key executives. If no such plan is adopted, Ms. Oubre will be eligible for bonus compensation based on the attainment of annual profitability and management objectives relating to the Company's Center Division as agreed upon by Ms. Oubre and the Company. Ms. Oubre was also granted options to purchase 200,000 shares of the Company's common stock at $1.75 per share. Options to purchase 110,000 of the 200,000 shares have vested and are currently exercisable; the right to purchase an additional 30,000 of such shares will vest each of July 1, 2001, July 1, 2002 and July 1, 2003 if Ms. Oubre has remained in the employ of the Company from the date of the agreement to such date.

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

Michael Whan

Pursuant to a letter agreement between the Company and Michael Whan dated March 17, 2000, Mr. Whan agreed to serve as President, Worldwide Marketing of the Company. The agreement provides that the Company will pay Mr. Whan a base salary of $350,000 a year for his services. Mr. Whan also received options to purchase 200,000 shares of the Company's common stock at the closing price on the date of the agreement. Options for 100,000 shares vested upon commencement of employment. The remaining 100,000 options vest 20,000 per year over five years. Mr. Whan is entitled to bonus plan payments based upon the average number of teeth whitening procedures performed per day per chair at both Centers and Associated Centers. He is entitled to 12 months severance pay in the event the Company is sold or otherwise acquired by a new buyer or shareholder group. Mr. Whan received one-time housing relocation benefits of $200,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2001 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and any other executive officer of the Company whose compensation is required to be reported in Item 11 of this Report, and
(iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                                                     Number of     Percent of
                                                                       Shares      Outstanding
                       Name and Address                             Beneficially   Shares (2)
                                                                      Owned (1)
                                        Executive Officers and Directors

                       Paul A. Boyer (former CFO, See Note 16)         92,831/(3)/      *
                       490 North Wiget Lane
                       Walnut Creek, California 94598

                       Paul Dawson                                    427,397/(4)/     1.5%
                       36 Fitzwilliam Place
                       Dublin 2, Ireland

                       Dr. Gasper Lazzara, Jr.                        533,754/(5)/     1.8%
                       Orthodontic Centers of America
                       500 Sawgrass Village Circle
                       Ponte Vedra Beach, Florida 32082

                       R. Eric Montgomery                             221,250           *
                       29 Fairview Road
                       P. O. Box 487
                       Monterey, Massachusetts 01245

                       Linda S. Oubre                                 180,331/(6)/      *
                       490 North Wiget Lane
                       Walnut Creek, California 94598

                       Bradford Peters                              2,086,639/(7)/     7.2%
                       Blackfin Capital, LLC
                       622 Third Avenue, 38/th/ Floor
                       New York, New York 10017

                       Anthony M. Pilaro                           15,446,294/(8)/    50.9%
                       36 Fitzwilliam Place
                       Dublin 2, Ireland

               Gerald Poch                                           4,780,426/(9)/     16.4%
               Pequot Capital Management, Inc.
               500 Nyala Farm Road
               Westport, Connecticut 06880

               John L. Reed                                          1,286,367/(10)/     4.3%
               490 North Wiget Lane
               Walnut Creek, California 94598

               Peter Schechter                                          32,000/(11)/      *
               Chlopak, Leonard, Schechter & Assoc.
               3021 O Street, N.W.
               Washington, D.C. 20007

               Harry Thompson                                          100,000/(12)/      *
               169 E. 78th Street
               New York, New York 10021

               Dennis F. Hightower                                          -0-           *

               Michael P. Whan                                         120,000/(13)/      *
               490 North Wiget Lane
               Walnut Creek, California 94598

               All Officers and  Directors as a Group (13 persons)  25,396,857/(14)/    78.4%

                                     5% Beneficial Owners

               LCO Investments Limited                              15,446,294/(8)/     50.9%
               Canada Court
               Upland Road
               St. Peter Port
               Guernsey
               Channel Islands

               Pequot Capital Funds                                  4,780,426/(9)/     16.4%
               c/o Pequot Capital Management, Inc.
               500 Nyala Farm Road
               Westport, CT 06880

               Andrew J. McKelvey                                    2,066,639/(15)/     7.1%
               c/o Blackfin Capital, LLC
               622 Third Avenue, 38/th/ Floor
               New York, New York 10017

*    Constitutes less than 1%.

1 Includes any options or warrants to purchase shares which are presently exercisable or exercisable within 60 days.

2 All percentages are calculated based upon a total number of shares outstanding which includes 28,748,320 shares of the Company issued and outstanding as of March 15, 2001, plus that number of options or warrants presently exercisable or exercisable within 60 days by the named security holder.

3 Consists of 22,831 shares owned beneficially, and options to purchase 70,000 shares at $7.25 per share.

4 Consists of 227,397 shares owned beneficially, options to purchase 180,000 shares at $6.00 per share, and options to purchase 20,000 shares at $5.88 per share.

5 Consists of 392,395 shares held indirectly through OCAI Two Limited Partnership, warrants to purchase 121,359 shares at $5.00 per share, and options to purchase 20,000 shares at $9.25 per share.

6 Consists of 45,331 shares owned beneficially, options to purchase 110,000 shares at $1.75 per share, options to purchase 25,000 shares at $5.88 per share.

7 Consists of 1,704,584 shares held of record by Andrew J. McKelvey in which Mr. Peters has an economic interest in any appreciation, and in which he shares control over their disposition, warrants held by Mr. McKelvey to purchase 362,055 shares at $5.00 per share, and options held by Mr. Peters to purchase 20,000 shares at 9.38 per share.

8 Consists of 12,497,497 shares owned of record and beneficially by LCO, 1,330,000 shares held indirectly through PdeP Tech Limited, a subsidiary of LCO, 1,000,000 shares issuable upon the conversion of a Convertible Subordinated Note in the principal amount of $5,000 at a conversion rate of $5.00 per share, and 618,797 warrants to purchase shares at $5.00 per share. LCO is a wholly owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP. Mr. Pilaro, a director of the Company, is Chairman of CAP.

9 Consists of 2,211,660 shares held of record by Pequot Private Equity Fund II, L.P., 1,105,829 shares held of record by Pequot Partners Fund, L.P., 1,105,829 shares held of record by Pequot International Fund, Inc., warrants held by Pequot Private Equity Fund II, L.P. to purchase 168,554 shares at $5.00 per share, warrants held by Pequot Partners Fund, L.P. to purchase 84,277 shares at $5.00 per share, warrants held by Pequot International Fund, Inc. to purchase 84,277 shares at $5.00 per share, and options held by Mr. Poch to purchase 20,000 shares at $11.25 per share. Mr. Poch is a Managing Director of Pequot Capital Management, Inc., which holds voting and dispositive power for all shares held of record by the Pequot Funds. Mr. Poch disclaims beneficial ownership of the shares held by the Pequot Funds, except to the extent of his pecuniary interest therein.

10 Consists of 805,461 shares owned beneficially, warrants to purchase 80,906 shares at $5.00 per share, options to purchase 350,000 shares at $2.50 per share, and options to purchase 50,000 shares at $9.25 per share.

11 Consists of 2,000 shares owned beneficially in a Revocable Living Trust, options to purchase 20,000 shares at $11.25 per share, and options to purchase 10,000 shares at $4.25 per share.

12   Consists of options to purchase from LCO 100,000 shares at $1.50 per share.

13   Consists of options to purchase 120,000 shares at $7.39 per share.

14   Includes exercisable options and warrants to purchase 3,625,225 shares.

15 Consists of 1,704,584 shares held of record by Andrew J. McKelvey, and warrants held by Mr. McKelvey to purchase 362,055 shares at $5.00 per share.

16 Mr. Boyer's employment with the Company as Chief Financial Officer terminated effective March 2, 2001. Peter Hausback, Mr. Boyer's successor as Company CFO, will commence employment on April 1, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Year 2000 Note Purchase Financings
----------------------------------

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20,000.

Initially, the August 2000 Notes were convertible into shares of the Company's Common Stock at a per share conversion price of $6.18, which was 120% of the average of the closing bid price of the Common Stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,618,121 shares of Common Stock, which have a term of five years and initially had an exercise price of $7.21 per share.

Pursuant to Registration Rights Agreements between the Investors and the Company, the Company has registered with the Securities and Exchange Commission, effective August 25, 2000, the shares of Common Stock underlying the August 2000 Notes and Warrants for resale under the Securities Act.

Seven of the Investors, who purchased an aggregate amount of $15,700 of the August 2000 Notes, are affiliates of the Company. The affiliated Investors include LCO Investments Limited ("LCO," the principal shareholder of the Company and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Dr. Gasper Lazzara, Jr. (director), Andrew McKelvey (shareholder and affiliated with director Bradford Peters), and Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and Pequot Partners Fund, L.P. (shareholders and affiliated with director Gerald Poch).

Four of the Investors, who purchased a total of $4,300 principal amount of the August 2000 Notes, are unaffiliated with the Company. These unaffiliated investors are CapEx, L.P., Pacific Mezzanine Fund, VenCap Opportunities Fund, L.P., and Wendell Starke.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000. This December 2000 Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the date of this Report, has not been converted. In conjunction with the placement of the December 2000 Note, LCO was granted warrants for 250,000 shares at $5.00 per share.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of Common Stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the original Investors other than LCO and Mr. Reed, agreed with the Company to convert an aggregate of $13,642 in principal amount of their August 2000 Notes into 3,568,560 shares of Common Stock at an amended conversion price of $3.8625 per share.

Of the original principal amount of $20,000 of August 2000 Notes, as of the date of this Report, $800 in principal amount have not been converted and remain outstanding. This amount is due to non-affiliated parties. The current conversion price of such outstanding August 2000 Notes is $5.00 per share.

Of the original Warrants issued in the August 2000 Note offering, all 1,618,121 Warrants remain outstanding and unexercised, at an exercise price of $5.00 per share.

The conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants, continues to be subject to additional adjustments from time to time upon the occurrence of certain other events described in the August 2000 Notes and Warrants, including future issuances of Common Stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers.

At any time after the third anniversary of the issuance date of the August 2000 Notes, the Note holder has the right, but not the obligation, to elect to cause the Company to redeem all or a portion of its August 2000 Notes.

EVL Lease Agreement
-------------------

On December 29, 2000, as amended in February 2001, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL"). EVL is a limited partnership which leases laser vision correction equipment to ophthalmologists. Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL. However, he does not directly or indirectly own any interest in EVL or any of its partners. EVL is owned 78.21 percent by CAP America Trust, the beneficiary of which is one of Anthony Pilaro's sons.

In addition to providing working capital to the Company, the lease line of credit will enable the Company to place up to 1,755 new BriteSmile teeth whitening devices in Associated Centers in the US, enhancing the Company's ability to meet its strategic objective of establishing approximately 3,700 Associated Centers by year end 2001. Pursuant to the lease line agreement, EVL purchased from the Company 1,245 BriteSmile 3000 teeth-whitening devices currently used in various BriteSmile Associated Centers in the United States for $5,000. The agreement also provides that EVL will subsequently spend up to an additional $10,000 towards the purchase of 1,755 BriteSmile 3000 devices. If the purchase price of the additional 1,755 devices exceeds $10,000 the Company will pay the difference. EVL will lease all devices to the Company for a term of five years. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars) plus one hundred twenty-five dollars for each key card which enables Associated Center Dentists to perform 5 teeth whitening procedures.

EVL Loan Agreement
------------------

Effective March 1, 2001, the Company borrowed $2,500 from EVL for general working capital. The loan matures on May 10, 2006, and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal, and a "final payment" of principal. An initial fixed payment of $10 is due on April 1, 2001, followed by monthly fixed payments of $13 during the term of the loan. Variable payments are twenty-five dollars for each BriteSmile teeth whitening procedure performed at the Company's 14 current whitening Centers. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2,500 principal amount of the loan.

Guarantees of Working Capital Shortfall
---------------------------------------

Management believes that the Company can continue its current operating strategy with additional funding through current private placements of its equity securities, new borrowings, and/or cash receipts in excess of current projections (collectively, "Additional Cash") of approximately $5,000 in 2001. In that connection, in March 2001 the Company received written commitments ("Commitment Letters") from certain existing shareholders and directors of the Company (the "Guarantors") to severally purchase on or before December 31, 2001, shares of Common Stock of the Company (or to otherwise make available funds to the Company) in an aggregate amount representing the difference between the Additional Cash realized in 2001, and $5,000. The Guarantors include LCO; P de P Tech Limited, a subsidiary of LCO managed by Andrew Pilaro, the son of Company Chairman Anthony Pilaro; John Reed, the Company's Chief Executive Officer; the Pequot Investors, affiliated with director Gerald Poch; and Andrew McKelvey, affiliated with director Bradford Peters. In consideration for the Guarantors' commitment to purchase Common Stock in the amount of the shortfall, the Company has agreed to issue to the Guarantors five-year warrants to purchase an aggregate of 100,000 shares of Common Stock of the Company at an exercise price of $5.00 per share. If the Guarantors are required to purchase shares or otherwise fund pursuant to their Commitment Letters, the Company will issue the Guarantors additional five-year warrants to purchase shares of Common Stock of the Company at $5.00 per share. The number of additional warrants issued would equal 50% of the aggregate purchase price paid by the Guarantors for the Common Stock, divided by five (5).

LCO Properties Sublease
-----------------------

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited. The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $402 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO Properties, Inc. and its lessor.

Public Relations Services Agreement
-----------------------------------

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS") Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $23 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement
---------------------------------------

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC ("Oral Health"), Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health and Dr. Nathoo will devote their services to obtaining American Dental Association ("ADA") Certification for the BS2000 procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo which are vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the certification is obtained. To date, certification has not been obtained.

Oraceutical Agreement
---------------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      10.08          Employment Letter dated January 20, 1999 (effective June 2,
                     1999) between the Company and John L. Reed (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

      10.09 LCO Investments Limited Incentive Compensation Plan, dated as of May 11, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

      10.10 Form of Units Agreement between the Company and certain directors or executive officers of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

      10.11 Employment Letter dated April 19, 1999 between the Company's subsidiary, BriteSmile International, Inc., and Paul Dawson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31,
                     1999).

      10.12 Revised 1997 Stock Option and Incentive Plan of the Company, as amended on January 22, 1999 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

      10.13 Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

      10.14 Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

      10.15 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).

      10.16 Form of Stock Purchase Agreement dated as of June 3, 1999 between the Company and purchasers who acquired shares of common stock of the Company at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).

      10.17 Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).

      10.18 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 4, 1999).

      10.19 Stock Purchase Agreement dated as of January 12, 1999 between the Company and the Pequot investment funds ("Pequot Funds") (incorporated by reference to the Company's Current Report on Form 8-K dated January 18,
                     2000).

      10.20 Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).

      10.21 Voting and Co-sale Agreement dated as of January 18, 2000 between the Company, the Pequot Funds and LCO Investments Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).

      10.22 Employment letter dated August 2, 1999 between the Company and Adam Flint (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

      10.23 Revolving Line of Credit Agreement dated as of May 26, 2000 between the Company and Bank of Hawaii (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

      10.24 Agreement of Sublease dated December, 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

      10.25 Employment letter dated March 17, 2000 between the Company and Michael Whan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

      10.26 Securities Purchase Agreement dated as of June 27, 2000 between the Company and certain purchasers of 5% Convertible Subordinated Notes (filed herewith).

      10.27 Form of Convertible Notes issued pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (filed herewith).

      10.28 Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (filed herewith).

      10.29 Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (filed herewith).

      10.30 Amendment Agreement dated as of August 3, 2000 between the Company and the purchasers of notes identified therein (filed herewith).

      10.31 Note Purchase Agreement dated December 5, 2000 between the Company and LCO Investments Limited (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2000).

      10.32 Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2000).

      10.33 Warrant to Purchase 250,000 Shares of Common Stock of the Company dated December 5, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2000).

      10.34 Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February, 2001 (filed herewith).

      10.35 Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (filed herewith).

      21             Subsidiaries of the Company (filed herewith).

(b)     Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated December 5, 2000 for the purpose of reporting under Item 5 thereof the purchase by LCO Investments Ltd of a Convertible Promissory Note of the Company in the principal amount of $5,000. See Part II, Item 5 herein, "Recent Sales of Unregistered Securities."

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BriteSmile, Inc.

                                By: /s/ Dan Cunningham
                                    ------------------
                                    Dan Cunningham
                                    Controller

                                Date: March 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                          Title                                              Date
---------                                          -----                                              ----
/s/ Anthony Pilaro                                 Chairman of the Board of Directors            March 23, 2001
-----------------------------------------
Anthony M. Pilaro

/s/ John L. Reed                                   Chief Executive Officer                       March 23, 2001
-----------------------------------------          and Director (Principal Executive Officer)
John L. Reed

/s/ Linda S. Oubre                                 Director                                      March 23, 2001
-----------------------------------------
Linda S. Oubre

/s/ R. Eric Montgomery                             Director                                      March 23, 2001
-----------------------------------------
R. Eric Montgomery

/s/ Gerald Poch
-----------------------------------------          Director                                      March 28, 2001
Gerald Poch

/s/ Dr. Gasper Lazzara, Jr.                        Director                                      March 23, 2001
-----------------------------------------
Dr. Gasper Lazzara, Jr.

/s/ Brad Peters                                    Director                                      March 23, 2001
-----------------------------------------
Brad Peters

/s/ Harry Thompson                                  Director                                     March 23, 2001
-----------------------------------------
Harry Thompson

/s/ Peter Schechter                                Director                                      March 23, 2001
-----------------------------------------
Peter Schechter

/s/ Dennis F. Hightower                            Director                                      March 23, 2001
-----------------------------------------
Dennis F. Hightower

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               BRITESMILE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors............................................ F-2

Consolidated Balance Sheets............................................... F-3

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Cash Flows..................................... F-7

Consolidated Statements of Shareholder's Equity........................... F-10

Notes to Consolidated Financial Statements................................ F-11

               Report of Ernst & Young, LLP, Independent Auditors


The Board of Directors and Shareholders,
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc. as of December 30, 2000 and April 1, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the 39 weeks ended December 30, 2000 and each of the 52 week periods ended April 1, 2000 and March 31, 1999. These financial statements are the responsibility of BriteSmile Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc. at December 30, 2000 and April 1, 2000, and the consolidated results of its operations and its cash flows for the 39 weeks ended December 30, 2000 and each of the 52 week periods ended April 1, 2000 and March 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young, LLP


March 2, 2001, except for Note 1 as to
which the date is March 28, 2001
Walnut Creek, California

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               BRITESMILE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                       (In Thousands, except share data)

                                                                         December 30,          April 1,
                                                                             2000                2000
                                                                             ----                ----
CURRENT ASSETS:
 Cash and cash equivalents....................................             $ 5,701            $10,969
 Cash and short term investment, restricted as to use.........                 843                843
 Trade accounts receivable, net of allowance for doubtful
  accounts of $163 and $83, respectively......................               3,130              1,181

 Inventories..................................................               2,365              1,191
 Prepaid expenses and other...................................                 883                834
 Notes receivable-current portion.............................                 335                  -
                                                                           -------

         Total current assets.................................              13,257             15,018
                                                                           -------            -------

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
 Furniture, fixtures and equipment............................               7,906              7,153
 Leasehold improvements.......................................              10,095              7,605
                                                                           -------            -------
                                                                            18,001             14,758

 Less accumulated depreciation and amortization...............              (4,060)            (1,700)
                                                                           -------            -------

                                                                            13,941             13,058
                                                                           -------            -------

 Construction in progress.....................................                 907              2,845
                                                                           -------

         Net property, equipment and improvements.............              14,848             15,903
                                                                           -------            -------

 NOTE RECEIVABLE..............................................                 391                  -
                                                                           -------

OTHER ASSETS..................................................               1,635              1,469
                                                                           -------            -------

                                                                           $30,131            $32,390
                                                                           =======            =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               BRITESMILE, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                       (In Thousands, except share data)

                                                                        December 30,               April 1,
                                                                        ------------               --------
                                                                            2000                     2000
                                                                            ----                     ----
CURRENT LIABILITIES:
 Accounts payable...............................................          $  8,429                $  1,864
 Accrued liabilities............................................             2,830                   2,162
 Accrual for store closures.....................................               778                       -
 Note payable, net of discount..................................             4,747                       -
 Accrued gift certificate liability.............................               708                     123
 Capital lease obligation- current portion......................               181                       -
                                                                          --------                --------

       Total current liabilities................................            17,673                   4,149

LONG TERM LIABILITIES
       Subordinated convertible debenture, net of discount......               709                       -
       Capital lease obligations................................             1,018                       -
       Other long term liabilities..............................               436                     122
                                                                          --------                --------

                Total long term liabilities.....................             2,163                     122

       Total liabilities........................................            19,836                   4,271
                                                                          --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value; 50,000,000 shares authorized;
 28,748,323 and 23,860,683 shares issued and outstanding as of
 December 30, 2000 and April 1, 2000, respectively                              29                      24
 Additional paid-in capital.....................................            99,568                  73,389
 Accumulated deficit............................................           (89,302)                (45,294)
                                                                          --------                --------

       Total Shareholders' equity...............................            10,295                  28,119
                                                                          --------                --------

                                                                          $ 30,131                $ 32,390
                                                                          ========                ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               BRITESMILE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                       (In Thousands, except share data)

                                                                 39 Weeks Ended      39Weeks Ended
                                                                   December 30,       December 30,
                                                                   ------------       ------------
                                                                       2000              1999
                                                                       ----              ----
                                                                                      (Unaudited)
                                                                                      -----------
REVENUES:
 Center whitening fees, net...........................           $     9,315           $     3,858
 Associated Center whitening fees, net................                 6,270                   742
 Product sales........................................                 1,223                    97
                                                                 -----------           -----------

   Total revenues, net................................                16,808                 4,697
                                                                 -----------           -----------

OPERATING COSTS AND EXPENSES:
 Center selling and occupancy costs...................                 9,462                 6,731
 Selling, General and administrative expenses.........                30,556                12,301
 Research and development expenses....................                 1,811                 1,279
 Depreciation and amortization........................                 3,830                   774
 Restructuring expense................................                   778                   300
 Impairment charges...................................                 1,254                     -
 Loss on sale/ leaseback transaction..................                 7,138                     -
                                                                 -----------           -----------

   Total operating costs and expenses.................                54,829                21,385
                                                                 -----------           -----------

     Loss from operations.............................               (38,021)              (16,688)
                                                                 -----------           -----------

OTHER INCOME (EXPENSE), net:
 Interest expense, including $5,552 related to debt
 conversion expense for the 39 weeks ended December                   (6,153)                  (24)
  30, 2000............................................
 Interest income......................................                   192                   304
                                                                 -----------           -----------

   Total other income (expense), net..................                (5,961)                  280
                                                                 -----------           -----------

     Loss before income tax provision.................               (43,982)              (16,408)

INCOME TAX PROVISION                                                                             -
                                                                                       -----------

     Net loss.........................................           $   (44,008)          $   (16,408)
                                                                 ===========           ===========

BASIC AND DILUTED NET LOSS PER SHARE..................                $(1.80)               $(0.87)
                                                                 ===========           ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED...........            24,493,676            18,783,918
                                                                 ===========           ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               BRITESMILE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (continued)

                       (In Thousands, except share data)


                                                                                  52 Weeks Ended               52 Weeks Ended
                                                                                  April 1, 2000                March 31, 1999
                                                                                  -------------                --------------
REVENUES:
 Center whitening fees, net.........................................                $     5,838                    $        46
 Associated Center whitening fees, net..............................                      1,970                              -
 Product sales......................................................                        236                            501
                                                                                    -----------                    -----------

   Total revenues, net                                                                    8,044                            547

OPERATING COSTS AND EXPENSES:
 Center selling and occupancy costs.................................                     13,849                            946
 Selling, General and administrative expenses.......................                     14,498                          4,627
 Research and development expenses..................................                      1,748                          3,201
 Depreciation and amortization......................................                      1,457                            123
 Restructuring expense..............................................                        472                          1,030
 Impairment charges.................................................                          -                          2,525
 Loss on sale/leaseback transaction.................................                          -                              -
                                                                                    -----------                    -----------

   Total operating costs and expenses...............................                     32,024                         12,452
                                                                                    -----------                    -----------

                                                                                        (23,980)                       (11,905)
                                                                                    -----------                    -----------

OTHER INCOME (EXPENSE), net:
 Interest expense...................................................                        (26)                          (102)
 Interest income....................................................                        501                            240
                                                                                    -----------                    -----------

   Total other income (expense), net................................                        475                            138
                                                                                    -----------                    -----------

     Loss before income tax provision...............................                    (23,505)                       (11,767)

INCOME TAX PROVISION................................................                         11                              -
                                                                                    -----------                    -----------

     Net loss.......................................................                $   (23,516)                   $   (11,767)
                                                                                    ===========                    ===========

BASIC AND DILUTED NET LOSS PER SHARE................................                     $(1.18)                        $(1.13)
                                                                                    ===========                    ===========

WEIGHTED AVERAGE SHARES - BASIC
 AND DILUTED........................................................                 19,995,796                     10,409,212
                                                                                    ===========                    ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                               39 Weeks        39 Weeks
                                                                                                Ended           Ended
                                                                                             December 30,    December 30,
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                             (Unaudited)
                                                                                                             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                    $(44,008)        $(16,408)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................................         3,830              774
     Amortization of discount on debt..................................................           198                -
     Loss on sale/leaseback transaction................................................         7,138                -
     Impairment charges................................................................         1,254                -
     Debt conversion expense, including accrued interest converted to equity...........         5,736                -
     Cost recognized for issuance of stock and stock options...........................           313            1,653
     Changes in assets and liabilities:
        Trade accounts receivable......................................................        (1,949)            (339)
        Inventories....................................................................        (1,174)            (117)
        Prepaid expenses and other.....................................................           (49)            (285)
        Note receivable................................................................          (726)               -
        Other assets...................................................................             -               40
        Accounts payable...............................................................         6,565              801
        Accrued liabilities............................................................         1,446              432
        Accrued gift certificate liability.............................................           585              125
        Other long term liabilities....................................................           314                -
                                                                                             --------         --------

          Net cash used in operating activities........................................       (20,527)         (13,324)
                                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets..........................................................         5,000              462
 Purchase of property and equipment....................................................       (14,968)         (11,579)
                                                                                             --------         --------

          Net cash used in investing activities........................................        (9,968)         (11,117)
                                                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt..................................................             -                -
 Payments under Letters of Credit......................................................             -                -
 Proceeds from convertible debentures..................................................        25,000                -
                                                                                             --------         --------
 Proceeds from common stock offerings..................................................             -           15,707
                                                                                             --------         --------
 Proceeds from exercise of stock options...............................................           227            5,413
                                                                                             --------         --------

          Net cash provided by financing activities....................................        25,227           21,120
                                                                                             --------         --------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................        (5,268)          (3,321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD...................................        10,969            6,200
                                                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................................      $  5,701         $  2,878
                                                                                             ========         ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In Thousands)

                                                                                                      52 Weeks
                                                                              52 Weeks Ended           Ended
                                                                                 April 1,            March 31,
                                                                                 --------            ---------
                                                                                   2000                1999
                                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(23,516)              $(11,767)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization....................................            1,457                    171
     Loss on sale/leaseback transaction...............................                -                      -
     Impairment charges...............................................                -                  2,525
     Debt conversion expense..........................................                -                      -
     Cost recognized for issuance of stock and stock options..........            1,765                    734
     Gain on sale of assets...........................................                -                    101
     Changes in assets and liabilities:
        Trade accounts receivable.....................................           (1,106)                   312
        Note receivable...............................................                -                      -
        Inventories...................................................           (1,175)                  (113)
        Prepaid expenses and other....................................             (515)                  (270)
        Other assets..................................................               45                      -
        Accounts payable..............................................             (168)                   722
        Accrued liabilities...........................................              688                    (85)
        Accrued gift certificate liability............................              123                      -
        Other long term liabilities...................................              122                      -
                                                                               --------               --------

          Net cash used in operating activities.......................          (22,280)                (7,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from assets held for sale, net..............................            1,260                    146
 Purchase of property and equipment...................................          (14,838)                (1,564)

          Net cash used in investing activities.......................          (13,578)                (1,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt.................................             (866)                  (228)
 Payments under Letters of Credit.....................................             (843)                     -
 Proceeds from convertible debentures.................................                -                      -
                                                                               --------               --------
 Proceeds from common stock offering..................................           40,935                 14,982
                                                                               --------               --------
 Proceeds from exercise of stock option...............................            1,401                     31
                                                                               --------               --------

          Net cash provided by financing activities...................           40,627                 14,785
                                                                               --------               --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................            4,769                  5,697

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD..................            6,200                    503
                                                                               --------               --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD........................         $ 10,969               $  6,200
                                                                               ========               ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In Thousands)

                                                                39 Weeks        39 Weeks            52 Weeks       52 Weeks
                                                                 Ended            Ended              Ended           Ended
                                                               December 30     December 30                         March 31
                                                                  2000            1999               2000            1999
                                                                                  ----               ----
                                                                              (Unaudited)
                                                                              ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.............                          $   232         $    23              $   26           $   101
                                                              =======         =======              ======           =======

 Cash paid for income taxes                                   $    26         $     -              $   11           $     -
                                                              =======         =======              ======           =======

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS:
 Conversion of debt, including
  accrued interest of $195, to
  equity............................                          $19,395         $     -              $    -           $     -
                                                              =======         =======              ======           =======

 Stock options issued to
  consultants, the fair value of which
  was capitalized as other assets                             $   352         $     -              $1,474           $     -
                                                              =======         =======              ======           =======

 Warrants issued in financing
  arrangements, the fair value of
  which was capitalized as a
  discount on debt                                            $ 2,787         $     -              $    -           $     -
                                                              =======         =======              ======           =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (In Thousands)

                                                                                                        Accumulated
                                                                            Additional                     Other          Total
                                                   Common        Shares      Paid-In      Accumulated  Comprehensive  Shareholder
                                                   Shares        Amount      Capital        Deficit         Loss         Equity
                                               ----------------------------------------------------------------------------------
Balance at March 31, 1998                           5,809      $    6       $ 11,902      $(10,011)     $    (50)     $  1,847
 Comprehensive
 Loss:
 Reclassification adjustment for
     amount included in net loss                     --            --           --            --              50            50
 Net loss                                            --            --           --         (11,767)         --         (11,767)
                                                                                                                      --------
                                                                                                                       (11,717)
 Total comprehensive loss
 Exercise of Stock Options                             28          --             31          --            --              31
 Stock option compensation cost                      --            --            734          --            --             734
  Private Placement of common Stock                11,163          11         14,971          --            --          14,982
 Other issuance of common stock                       138          --            183          --            --             183
                                                 --------      --------     --------      --------      --------      --------
Balance at March 31, 1999                          17,138          17         27,821       (21,778)         --           6,060
 Exercise of Stock Options                            753           1          1,400          --            --           1,401
 Income tax benefit on exercise
  of stock options                                   --            --          3,005          --            --           3,005
 Valuation allowance for income
   tax benefit on exercise of
   stock options                                     --            --         (3,005)         --            --          (3,005)
 Stock option compensation cost                      --            --          3,239          --            --           3,239
  Private Placement of common
 Stock                                              5,970           6         40,929          --            --          40,935
 Net loss and comprehensive loss                     --            --           --         (23,516)         --         (23,516)
                                                 --------      --------     --------      --------      --------      --------

Balance at April 1, 2000                           23,861          24         73,389       (45,294)         --          28,119
 Exercise of Stock Options                            152          --            227          --            --             227
 Beneficial conversion related to debt financing     --            --          3,378          --            --           3,378
 Income tax benefit on exercise
   of stock options                                  --            --          3,253          --            --           3,253
 Valuation allowance for income
 tax benefit for exercise of
 stock option                                        --            --         (3,253)         --            --          (3,253)
 Stock option compensation  cost                     --            --            479          --            --             479
 Conversion of long-term debt to
   common stock                                     4,735           5         19,390          --            --          19,390
 Issuance of warrants in connection with
   financing agreement                               --            --          2,705          --            --           2,705
 Net loss and comprehensive loss                     --            --           --         (44,008)         --         (44,008)
                                                 --------      --------     --------      --------      --------      --------
Balance at December 30, 2000                       28,748          29       $ 99,568      $(89,302)     $   --        $ 10,295
                                                 ========      ========     ========      ========      --------      ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                      F10

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data)

1.  Description of Business

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, produce sell and lease advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. In February 1999 the Company introduced its new Light Activated Teeth Whitening System technology (the "BriteSmile Light Activated Teeth Whitening System" or "LATW", patents pending), including its new BriteSmile 2000 system ("BS2000"), new whitening gel and new whitening process. The LATW is distributed in Company-owned salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers") and in existing dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system ("BS3000") into Associated Centers. This new mobile version of the BS2000 can be installed more quickly and provides the needed flexibility and mobility in dental offices.

In February 1999 the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of December 30, 2000, the Company had 17 Centers and 1,155 Associated Centers in operation.

The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

Although the Company does not believe that its business follows seasonal trends, it has recognized that during the months of July and August and again during December and January, a substantial number of Associated Center locations (both Domestic and International) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well.

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At December 30, 2000, the Company had $5,701 of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through most of calendar year ending December 31, 2001, and that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

Management believes that the Company can continue its current operating strategy with additional funding through current private placements of its equity securities, new borrowings, and/or cash receipts in excess of current projections (collectively, "Additional Cash") of approximately $5,000 in 2001. In that connection, in March 2001 the Company received written commitments ("Commitment Letters") from certain existing shareholders and directors of the Company (the "Guarantors") to severally purchase on or before December 31, 2001, shares of Common Stock of the Company (or to otherwise make available funds) in an aggregate amount representing the difference between the Additional Cash realized in 2001, and $5,000. In consideration for the Guarantors' commitment to purchase Common Stock in the amount of the shortfall, the Company has agreed to issue to the Guarantors five-year warrants to purchase an aggregate of 100,000 shares of Common Stock of the Company at an exercise price of $5.00 per share. In addition, if the Guarantors are required to purchase shares (or to otherwise fund) pursuant to their Commitment Letters, the Company will issue the Guarantors additional five-year warrants to purchase shares of Common Stock of the Company at $5.00 per share. The number of additional warrants issued would equal 50% of the aggregate purchase price paid by the Guarantors for the Common Stock, divided by five (5).

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data

The Company may choose to defer capital expenditure plans if funding beyond the Additional Cash is necessary.

The Company operates in one reportable segment. The Company's chief operating decision maker has determined the operating segment based upon how the business is managed and operated. Geographical segments are not material as of December 30, 2000


2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
------------------------------------------------------

In 2000, the Company elected to change its fiscal year-end to a 52/53 week period ending on the last Saturday in December of each year. Consequently, the accompanying financial statements reflect the financial position and results of operations of the Company for the nine-month Transition Period ended December 30, 2000.

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

Cash and Cash Equivalents
--------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash and Short-Term Investments, Restricted as to Use
-----------------------------------------------------

At December 30, 2000 and April 1, 2000, $843 of the Company's cash and short-term investments were used to collateralize letters of credit and is restricted as to use until September 2008.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments.

Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data

Revenue Recognition
-------------------

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company recognizes revenue at Associated Centers when the key card for the BS3000 device used at the Associated Center is shipped. Revenue is reported net of discounts. Additionally, Associated Center revenue for the 39 weeks ended December 30, 2000 and December 30, 1999, and the years ended April 1, 2000 and March 31, 1999, has been reduced by $122, $0 (unaudited), $163 and $0 respectively, due to charges related to warrants issued to Orthodontic Centers of America ("OCA").

Inventories
------------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 30, 2000 and April 1, 2000 consist primarily of dental supplies and component parts for the manufacturing of teeth whitening systems, as follows:

                         December 31, 2000        April 1, 2000
                         -----------------        -------------

Supplies                     $1,811                 $  290
Work in Progress                554                    901
                             ------                 ------

Total Inventory              $2,365                 $1,191

Advertising
-----------

Costs incurred to produce advertising are expensed the first time the advertising takes place. Costs incurred to deliver advertising are expensed in the period the advertising reaches the market. Advertising costs were $16,314, $5,351 (unaudited), $10,218 and $1,361 for the 39 weeks ended December 30, 2000 and December 30, 1999, and the years ended April 1, 2000 and March 31, 1999, respectively, and are included in "Center selling and occupancy cost" and in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Property and Equipment
----------------------

Property and equipment is stated at the lower of cost or fair market value. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Capital lease equipment and amortization expense is included in depreciation. Equipment, furniture and fixtures are depreciated for financial reporting purposes over their estimated useful lives, ranging from three to ten years, using the straight-line method. Leasehold improvements are amortized for financial reporting purposes using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease.

Patents
--------

The cost of establishing patents are capitalized and amortized over their estimated useful lives using the straight-line method. The cost of maintaining patents is expensed as incurred.

Stock-Based Compensation
-------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and has adopted the disclosure only alternative Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation".

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data


Product Development Cost
------------------------

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in "Research and development expenses" in the accompanying consolidated statements of operations.

Center Opening Costs
--------------------

Non-capital expenditures incurred in opening a new BriteSmile Professional Teeth Whitening Center are expensed as incurred.

Income Taxes
-------------

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used by the Company in establishing its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable, accounts payable, and accrued liabilities: The carrying amount reported in the balance sheet for accounts receivable, accounts payable and accrued liabilities approximates its fair value.

Long and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Loss Per Common Share
---------------------

The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Commons equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data


Comprehensive Income
---------------------

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

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in fair market value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which amends FAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. Management does not currently expect that adoption of FAS 137 will have material impact on the Company's financial position or results of operations.


3.  Restructuring and Impairment Charges

During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its less productive wholly-owned Centers. These Centers are located in Pasadena, CA., Ft. Lauderdale, FL., and Coral Gables, FL. As a result of the decision to close these locations, the Company recorded an impairment charge of $1,254 related to leasehold improvements whose fair value was determined to be $0. The Company also recorded an accrual of $161 related to severance costs for 12 employees, and an accrual of $617 related to lease termination costs for the closed Centers.

During the 52 weeks ended April 1, 2000, the Company incurred termination expenses of $472 related to the closure of its former headquarters facility in Lester, PA.

During the fiscal year ended March 31, 1999, the Company's Board of Directors and management decided to close its Utah operating facility, discontinue all activities related to the industrial and scientific laser lines of business, discontinue development and sales of its laser-based device, and move its headquarters to Pennsylvania. As a result of the Company's decision to relocate its operations to Pennsylvania and to focus exclusively on the teeth whitening market, nearly all of the Company's 63 employees located in Utah were scheduled for termination. A termination benefits liability of $200 was established and charged to expense during the three-month period ended June 30, 1998. At September 30, 1998, the Company completed its termination plan and paid benefits of approximately $200 to former employees. In October 1998, the Company discontinued sales of take-home and in-office tooth whitening chemical products as a result of management's shift in focus to the LATW technology as well as the BriteSmile Professional Teeth Whitening Centers and Associated Centers. As a result, the Company recorded charges of $3,355 in the 52 weeks ended March 31, 1999. These charges included contract cancellation and employee termination costs of $830 and impairment charges of $2,525 based upon the fair value of assets held for sale.

4.  Sale/Leaseback Transaction

Effective December 29, 2000, the Company secured a lease line of up to $15,000 from Excimer Vision Leasing L.P. ("EVL"). Under this agreement, the Company entered into a sale-leaseback arrangement. The Company sold 1,245 of its BS3000 whitening devices for $5,000 and leased them back for a period of 5 years. The leaseback has been accounted for as a capital lease. A loss of $7,138 on this transaction has

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data

been recognized in the period ended December 30, 2000 as the fair market value of the equipment sold was less than its carrying value. The agreement further provides that EVL will spend up to an additional $10,000 towards the purchase of 1,755 BS3000 devices. To the extent the purchase price of the additional 1,755 devices exceeds $10,000, the Company is obligated to pay the difference. EVL will lease all devices to the Company for a term of five years. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars) plus one hundred twenty-five dollars for each key card which enables Associated Center dentists to perform 5 teeth whitening procedures.

5.  Accrued Liabilities

Accrued liabilities consist of the following:

                                                          December 30,       April 1,
                                                              2000             2000
                                                              ----             ----
Accrued salaries and benefits........................       $  730           $  672
Accrued incentive....................................          535              266
Accrued professional services........................            -              572
Accrued advertising..................................          579              277
Other accrued expenses...............................          986              375
                                                            ------           ------

Total................................................       $2,830           $2,162
                                                            ======           ======


6.  Leases

The Company leases certain equipment under capital leases. The leases for equipment require the payment of certain fixed payments and contingent rentals based on usage.

Property, equipment and improvements includes the following amounts for leases that have been capitalized:

                                                        December 31, 2000        April 1, 2000
                                                        -----------------        -------------
Equipment                                                    $1,199               $     -

Less allowance for amortization                                   -                     -
                                                             ------               -------
                                                             $1,199               $
                                                             ======               =======

The Company recorded amortization expense of $0 on assets recorded under capital leases for the 39 weeks ended December 30, 2000 and December 30, 1999, and the years ended April 1, 2000 and March 31, 1999.

The Company also leases office and retail space under non-cancelable operating leases with initial terms of five to ten years, including various renewal options and escalation clauses. Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 30, 2000:

                   Capital      Operating
                   Leases         Leases
                   ------         ------
2001              $  274         $ 2,762
2002                 299           2,894
2003                 299           2,978
2004                 299           2,661

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (in thousands, except share data


2005                                         299          1,971
Thereafter                                    25          5,485
                                          ------        -------
Total minimum lease payments               1,495         18,751
Executory cost                                 -
Amount representing interest                 296
                                          ------
Present value of net minimum
   Lease payments                          1,199
Less current portion                        (181)
                                          ------
Long-term capital lease obligations        1,018
                                          ======

Rent expense for the 39 weeks ended December 30, 2000 and December 31, 1999, and the 52 weeks ended April 1, 2000 and March 31, 1999, was $2,627, $748 (unaudited), $1,420 and $149, respectively.


7.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred tax assets (liabilities):                     December 30,           April 1,
                                                           2000                 2000
                                                           ----                 ----
      Net operating loss carryforwards                   $ 29,033            $ 15,451
      Research and development and
      Other tax credit carryforwards                          378                 378
      Reserves and accruals                                   151                 292
      Property and Equipment                                1,565                 331
      Other, net                                               98               1,587
                                                         --------            --------
Total deferred tax assets                                  31,225              18,039
Valuation allowance for deferred tax assets               (31,225)            (18,039)
                                                         --------            --------
Net deferred tax assets                                  $      -            $      -
                                                         ========            ========

Significant components of the income tax expense are as follows:

                                                       39 weeks                            52 weeks
                                                        ended              52 weeks          ended
                                                      December 30,       ended April 1,     March 31
                                                        2000                2000             1999
                                                        ----                ----             ----
Current:
    Federal                                            $   -               $   -              $    -
    State                                                 26                  11                   -
                                                       -----               -----              ------
Total current                                             26                  11                   -
                                                       -----               -----              ------

Deferred:
    Federal                                            $   -               $   -              $    -
    State                                                  -                   -                   -
                                                       -----               -----              ------
Total deferred                                             -                   -                   -
                                                       -----               -----              ------
      Total current and deferred                          26                  11                   -
                                                       =====               =====              ======

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to before taxes as follows:


                                                                                           52 weeks ended
                                                               39 Weeks
                                                                ended
                                                             December 30,            April 1,             March 30,
                                                                2000                  2000                  1999
                                                                ----                  ----                  ----
Income tax benefit at U.S. statutory rates                  $(14,956)               (7,995)               (4,001)
State income tax benefits, net of Federal                     (2,639)               (1,411)                 (706)
benefit
Non-deductible items                                           2,219                (2,995)                2,892
Loss for which no tax benefit is currently
 recognizable                                                 15,402                12,412                 1,815
                                                            --------                ------                 -----
                                                            $     26                    11                     0
                                                            ========                ------                ======

Realization of deferred tax assets is dependent on future earnings, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 30, 2000 and April 1, 2000, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $13,186 and $12,094, for the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively. At December 30, 2000 and April 1, 2000 approximately $3,253 and $3,005, respectively, of the valuation allowance for deferred tax assets relates to benefits of stock options deductions which, when recognized, will be allocated directly to contributed capital.

The Company has approximately $75,103 and $59,952 of federal and state net operating loss carryforwards, respectively, that begin to expire in March 31, 2010 for federal income tax purposes and March 31, 2002 for state income tax purposes. A significant portion of the losses are attributable to professional corporations formed to comply with the corporate practice of medicine statutes in the jurisdictions where the Company has operations. These professional corporations are not consolidated for income tax purposes.

The Company has approximately $378 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring March 31, 2005 if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitation provisions provided by the Internal Revenue of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operation loss and tax credit carryforwards before full utilization.


8.  Note Receivable

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

Pursuant to the Settlement Agreement, Natural White dismissed with prejudice all claims alleged in the lawsuit. Under the Settlement Agreement, Natural White purchased from IDEX for the sum of $950 a worldwide, royalty free, fully paid-up, exclusive license covering the tooth whitening products and technology it is currently using to manufacture and sell its products outside the professional field. In order to facilitate Natural White's purchase of its license from IDEX, the Company made a secured

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

loan to Natural White in the principal amount of $838 to cover a portion of the purchase price. Natural White is obligated to repay the loan at the rate of $30 per month for 30 months, including interest of $2.

9.  Financing Arrangements

Following is a summary of the Company's long and short term debt financing arrangements:

                                                 December 30, 2000      April 1, 2000
                                                 -----------------      -------------
5% Subordinated Convertible Notes
   due and payable on June 29, 2005                    $  709                $0
   (including discount of $91)

Convertible Promissory Note due
   December 5, 2001, interest at 7.52%
   (including discount of $253)                        $4,747                $0


On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors"), in a private placement, its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount $20,000.

Initially, the August 2000 Notes were convertible into shares of the Company's Common Stock at a per share conversion price of $6.18. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,618,121 shares of Common Stock, which have a term of five years and initially had an exercise price of $7.21 per share. The fair value of the warrants issued of $2,085 was recorded as a discount of the August 2000 Notes and was being amortized over the life of the notes to interest expense. Seven of the Investors, who purchased an aggregate amount of $15,700 of the August 2000 Notes, are affiliates of the Company.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000. In conjunction with the issuance of the December 2000 Note, warrants to purchase 250,000 shares of Common Stock were issued at an exercise price of 5.00 per share. The warrants have a contractual life of 5 years. The fair value of the warrants issued of $253 was recorded as a discount of the December 2000 Note and is being amortized over the life of the note to interest expense. The December 2000 Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the date of this Report, has not been converted.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share. Additionally, the fair value of the Warrants was adjusted to $2,267 based upon the change in conversion price and the discount of the August 2000 Notes was adjusted accordingly. The new fair value of the warrants was amortized on a straight-line basis over the life of the notes to interest expense.

In December 2000, two investors converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of Common Stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the other original Investors agreed with the Company to convert an aggregate of $13,642 in principal amount of their August 2000 Notes, together with interest, into 3,568,560 shares of Common Stock at an amended conversion price of $3.8625 per share.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

Upon conversion of the notes, the related unamortized discount of $2,174 arising from the fair value of the Warrants was immediately recorded as interest expense.

As of December 30, 2000, $800 of the original August 2000 Notes remain outstanding at a conversion price of $5.00 per share. The unamortized discount on these notes is $91 as of December 30, 2000 and is being amortized over the life of the notes to interest expense.

The Company also recorded $314 of additional interest expense related to the $5.00 per share beneficial conversion rate offered the Investors, and $3,063 of additional interest expense related to the $3.86 per share inducement to convert offered to Investors as noted above. The amounts represent the difference between the stated conversion rates of the August 2000 Notes and the effective conversion rates considering the relative fair value attributed to the notes and the related warrants.

10. Shareholder's Equity

Effective February 1, 2000, the Company issued an aggregate of 30,927 shares of restricted common stock to three affiliated purchasers ("Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $186.

Effective February 1, 2000, the Company issued an aggregate 77,318 shares of restricted common stock to Andrew J. McKelvey, an affiliated purchaser, in a private placement for cash proceeds to the Company of $464.

On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares of its Common Stock at $6.00 per share for aggregate proceeds of $20,000. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

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

On December 7, 1998, the Company sold 9,302,326 shares of restricted Common Stock to LCO in a private placement for $10,000. Under an amendment to a prior registration agreement, LCO acquired certain registration rights with respect to these shares.

On May 5, 1998, the Company sold 1,860,465 shares of its Common Stock to LCO for $5,000 pursuant to a Stock Purchase Agreement dated as of May 4, 1998. Effective January 12, 2000, the Company sold in a private placement 77,318 shares of Common Stock to Andrew J. McKelvey for cash proceeds of $464, or $6.00 per share. Mr. McKelvey also acquired certain registration rights with respect to the shares. Brad Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares.

Stock Option Plans
------------------

During 1990, the Company adopted the 1990 Stock Option Plan ("1990 Plan"), and subsequently, in January 1997, adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"). Under the terms of the 1997 Plan, initially up to 2,000,000 shares of the Company's common stock were reserved for issuance. An additional 3,000,000 shares were reserved for issuance under the 1997 Plan in January 1999. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

     determined by the Board of Directors and quoted market prices. Options generally vest over a five-year period and have a maximum term of ten years.

     A summary of the Company's stock option activity and related information for the 39 weeks ended December 30, 2000 and the 52-weeks ended April 1, 2000 and March 31, 1999 follows:

                                            39 weeks                         52 weeks                          52 week
                                             ended                            ended                             ended
                                            December                         April 1,                          March 31,
                                            30, 2000                           2000                              1999
                                   -------------------------                 (restated)                        (restated)
                                                                    -------------------------           -----------------------
                                                   Weighted-                        Weighted-                         Weighted-
                                                   Average                          Average                            Average
                                                   Exercise                         Exercise                          Exercise
                                                   Price                            Price                               Price
                                    Options        Per Share         Options        Per Share            Options      Per Share
                                   ---------       ---------       ----------       ---------           ---------     ---------
Outstanding at beginning
   of year                         6,142,683         $4.78          5,423,267         $2.90             1,781,667       $4.63
Granted                            1,158,000          5.93          3,012,000          8.55             3,657,600        1.98
Exercised                           (163,750)         1.51         (2,040,334)         3.17               (16,000)       1.25
Forfeited/expired                   (766,000)         6.64           (252,250)         4.77                     -           -
                                   ---------                       ----------         -----             ---------       -----
Outstanding at end of year         6,370,933          5.50            614,683         $4.78             5,423,267       $2.90
                                   =========                       ==========         =====             =========       =====

     Exercise prices for outstanding options as of December 30, 2000 ranged from $1.00 to $13.75 and the weighted-average remaining contractual life of those options is 8.48 years. The weighted average fair market value of options granted during the 39 weeks ended December 30, 2000, and the 52 weeks ended April 1, 2000 and March 31, 1999, were $5.93, $8.55 and $1.98, respectively.

     A summary of the status of options outstanding at December 30, 2000 follows:

                          Outstanding Options                                   Exercisable Options
                          -------------------                                   -------------------
                                         Weighted
                                          Average           Weighted
       Exercise Price                    Remaining          Average                             Weighted
          Range Per                     Contractual      Exercise Price                     Average Exercise
           Share         Number        Life in Years        Per Share        Number          Price Per Share
     --------------    ---------       -------------     --------------     -------         ----------------
     $ 1.00 - $1.75    1,415,000           6.64              1.58           881,000                1.64
       2.31 -  2.50      969,600           8.08              2.48           489,000                2.46
       2.63 -  2.94      347,000           8.10              2.75           137,000                2.74
       3.75 -  5.88      769,000           9.21              5.00           271,000                5.75
       6.00 -  6.88      628,500           9.03              6.14           217,500                6.20
       7.13 -  8.88      647,000           8.86              7.59           236,000                7.57
       9.00 - 10.50      917,833           8.36              9.32           466,483                9.18
      10.94 - 13.75      677,000           8.82             12.20           145,000               11.71

     Shares Reserved for Future Issuance
     -----------------------------------

     The Company has reserved shares of common stock for future issuance as follows:

                                                                     December 30, 2000    April 1, 2000
                                                                     -----------------    -------------

     Stock options outstanding...................................            5,679,933        5,432,183
     Stock options, available for grant..........................                  -0-        1,058,000
     Warrants....................................................            1,868,123          300,000

     As of December 30, 2000, options granted to employees and directors for 2,072,650 shares of common

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)


stock are exercisable.

Pro Forma Disclosures of the Effect of Stock-Based Compensation
---------------------------------------------------------------

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.31 for the 39 weeks ended December 30, 2000 and 1.28 and 0.99 for the 52 weeks ended April 1, 2000 and March 31, 1999, respectively; an average risk-free interest rate of 5.72% for the 39 weeks ended December 30, 2000 and 5.72% and 5.30% for the 52 weeks ended April 1, 2000 and March 31, 1999, respectively; a dividend yield of 0%; and a weighted-average expected life of the option of 5 years.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option pricing valuation method, the Company's historical net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                          December 30,   April 1,    March 31,
                                             2000          2000        1999
    Compensation expense                  $  3,641       $  2,473    $  1,129
    Pro forma loss                        $ 47,649       $ 25,989    $ 12,896
    Pro forma basic and diluted loss
    per share                             $   1.94       $   1.30    $   1.24

The pro forma impact of compensation expense measured under FAS 123 on the net loss for the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000 and March 31, 1999 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of additional years of stock option grants.

Options Issued to Non-employees
-------------------------------

For the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000 and March 31, 1999, the Company recognized expenses of $313, $1,765 and $734 related to stock options granted to non-employees. These options generally vest upon meeting certain performance goals and have contractual terms up to ten years. Expense related to these stock options is adjusted from time to time upon attainment of certain performance goals based upon the fair value of the Company's stock on the date of vesting. As of December 30, 2000, options granted to non-employees for 770,333 shares of common stock are exercisable.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

11. Warrants

On June 2, 1999, the company issued warrants for 300,000 shares of the Company's common stock to OCA in consideration for OCA entering into an agreement to install BS 3000 machines in OCA Centers. The warrants were exercisable at $11.0625 per share and expired on June 2, 2000. The fair market valve of these warrants utilizing the Black-Scholes valuation model is $1,632 and is being amortized over the life of the agreement, which is ten years. The remaining fair market value is reflected in other assets on the balance sheet. The compensation expense for the warrants issued to OCA has been offset against Associated Center Revenue.


12.  Net Loss Per Share of Common Stock

The calculation of historical basic and diluted net loss per share is as follows:

Historical                                                      December 30, 2000   April 1, 2000   March 31, 1999
----------                                                      ------------------  --------------  ---------------
Net loss......................................................            (44,008)        (23,516)         (11,767)

Weighted-average shares of common stock outstanding used in
computing basic and diluted net loss per share ...............         24,493,676      19,995,796       10,409,212
Basic and diluted net loss per common share ..................              (1.80)          (1.18)           (1.13)

If the Company had reported net income, the calculation of historical diluted earnings per share would have included approximately an additional 6,944,977, 5,682,183 and 5,423,267 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the 39-week period ended December 30, 2000 and the 52 weeks ended April 1, 2000 and March 31, 1999, respectively.


13. Commitments and Contingencies

Litigation

The Company is party to certain litigation and claims arising in the normal course of business. Management believes that such matters will not have a material impact on the Company's financial position or results of operations.

Bank Line of Credit

On May 26, 2000, the Company entered into a Revolving Credit Line Agreement ("Credit Facility") with Bank of Hawaii. Under the terms of the Credit Facility, the Company may borrow from time to time through May 25, 2001, up to $2,000. Loan proceeds must be used for working capital, capital expenditures, and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank. The Credit Facility requires monthly payments to the bank of interest only, with all principal and accrued interest due May 25, 2001. As of December 30, 2000 no amount had been drawn under the Credit Facility.


14. Related Party Transactions

LCO Properties Sublease
-----------------------

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited. The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $402 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO and its lessor.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)


     Harry Thompson Consulting Agreement
     -----------------------------------

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

     Public Relations Services Agreement
     -----------------------------------

     On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS") Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $23 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

     Oral Health Clinical Services Agreement
     ---------------------------------------

     On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health, Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo which are vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained. To date, certification has not been obtained.

     Oraceutical Agreement
     ---------------------

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


     15. Benefit Plans

     In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan.


     16. Quarterly Results (unaudited)

                                                                      13 Weeks Ended               13 Weeks Ended
                                                                      December 30, 2000            September 30, 2000
REVENUES:
  Center whitening fees, net..............................             $     3,851                   $     3,253
  Associated Center whitening fees, net...................                   2,870                         1,515
  Product sales...........................................                     582                           411
                                                                       -----------                   -----------

    Total revenues, net...................................                   7,303                         5,179
                                                                       -----------                   -----------

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)

OPERATING COSTS AND EXPENSES:
 Center selling and occupancy costs.......................                   6,346                         2,774
 Selling, General and administrative expenses.............                   9,338                        10,350
 Research and development expenses........................                     868                           557
 Depreciation and amortization............................                   1,577                         1,243
 Restructuring expense....................................                     778                             -
 Impairment charges.......................................                   1,254                             -
 Loss on sale/leaseback transaction.......................                   7,138                             -
                                                                       -----------                   -----------

   Total operating costs and expenses.....................                  27,299                        14,924
                                                                       -----------                   -----------

     Loss from operations.................................                 (19,996)                       (9,745)
                                                                       -----------                   -----------

OTHER INCOME (EXPENSE), net:

   Total other income (expense), net......................                  (5,721)                         (308)
                                                                       -----------                   -----------

     Loss before income tax provision.....................                 (25,717)                      (10,053)

INCOME TAX PROVISION......................................                       3                             -
                                                                       -----------                   -----------

     Net loss.............................................             $   (25,720)                  $   (10,053)
                                                                       ===========                   ===========

BASIC AND DILUTED NET LOSS PER SHARE......................                  $(1.00)                       $(0.42)
                                                                       ===========                   ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED...............              25,621,063                    23,931,977
                                                                       ===========                   ===========