Form 10-Q
period 2001-03-31
BRITESMILE INC
filed 2001-05-01
CIK 866734

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  March 31, 2001

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Transition Period from        to
                               ------    -------

Commission File Number:  1-11064


                               BRITESMILE, INC.
                           ------------------------
          (Exact name of business issuer as specified in its charter)

                     UTAH                                                        87-0410364
-------------------------------------------------                 -------------------------------------------------
(State or other jurisdiction of incorporation                       (IRS employer identification no.)
               or organization)

                490 North Wiget Lane
              Walnut Creek, California                                               94598
-------------------------------------------------                 -------------------------------------------------
(Address of principal executive offices)                                           (Zip Code)


                                 (925) 941-6260
                                 --------------
                (Issuer's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 X  yes      no
---      ---

The Company had 29,863,044 shares of common stock outstanding at April 25, 2001.

                       BRITESMILE, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
-------------------------------


Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of March 31, 2001 and December 30, 2000..................................   3

     Condensed Consolidated Statements of Operations for the 13 weeks ended March 31, 2001 and
      April 1, 2000, respectively......................................................................................   5

     Condensed Consolidated Statements of Cash Flows for the 13 weeks ended March 31, 2001 and
      April 1, 2000, respectively......................................................................................   6

     Notes to Condensed Consolidated Financial Statements..............................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   9

PART II.   OTHER INFORMATION
----------------------------

Item 2.    Changes in Securities.......................................................................................  14

Item 5.    Other Information...........................................................................................  14

Item 6.    Exhibits and Reports on Form 8-K............................................................................  14


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                BRITESMILE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                      ($ in thousands, except share data)

                                                                            March 31, 2001              December 30, 2000
                                                                     -------------------------      -----------------------
                                                                             (Unaudited)                   (Note 1)
CURRENT ASSETS:
 Cash and cash equivalents...........................................                  $ 2,388                      $ 5,701
 Cash, restricted as to use..........................................                      843                          843
 Trade accounts receivable, net of allowance for doubtful accounts
  of $219 and $163, respectively.....................................                    4,286                        3,130

 Inventories.........................................................                    1,342                        2,365
 Prepaid expenses and other..........................................                    1,482                          883
 Notes receivable-current portion....................................                      307                          335
                                                                                       -------                      -------
         Total current assets........................................                   10,648                       13,257
                                                                                       -------                      -------


PROPERTY AND EQUIPMENT, net...................                                          15,386                       14,848

NOTE RECEIVABLE......................................................                      363                          391

OTHER ASSETS.........................................................                    1,594                        1,635
                                                                                       -------                      -------
TOTAL ASSETS                                                                           $27,991                      $30,131
                                                                                       =======                      =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                      ($ in thousands, except share data)

                                                                            March 31, 2001              December 30, 2000
                                                                     -------------------------      -----------------------
                                                                             (Unaudited)                   (Note 1)
CURRENT LIABILITIES:
 Accounts payable....................................................                 $  5,263                     $  8,429
 Accrued expenses....................................................                    5,618                        3,538
 Note payable, net of discount.......................................                    4,960                        4,747
 Accrual for store closures..........................................                      717                          778
 Line of credit......................................................                      700                            0
 Capital lease obligation-current portion............................                      261                          181
                                                                                      --------                     --------
    Total current liabilities........................................                   17,519                       17,673
                                                                                      --------                     --------
Note payable.........................................................                    2,266                            -
Subordinated convertible debenture, net of discount..................                      714                          709
Capital leaseobligations.............................................                    1,540                        1,018
Other long-term liabilities..........................................                      524                          436
                                                                                      --------                     --------
     Total long-term liabilities.....................................                    5,044                        2,163
                                                                                      --------                     --------
    Total liabilities................................................                   22,563                       19,836
                                                                                      --------                     --------
SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value; 50,000,000 shares authorized;
 and 28,816,515  shares issued and outstanding, respectively.........                       29                           29
 Additional paid-in capital..........................................                   99,594                       99,568
 Accumulated deficit.................................................                  (94,195)                     (89,302)
                                                                                      --------                     --------
    Total shareholders' equity.......................................                    5,428                       10,295
                                                                                      --------                     --------
Total liabilities and shareholders'  equity..........................                 $ 27,991                     $ 30,131
                                                                                      ========                     ========




     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                   Unaudited
                       ($ in thousands except share data)


                                                                            13 Weeks Ended                 13 Weeks Ended
                                                                             March 31, 2001                April 1, 2000
                                                                       -----------------------        -----------------------
 Center whitening fees, net..........................................              $     4,005                    $     1,980
 Associated Center whitening fees, net...............................                    4,813                          1,228
 Product sales.......................................................                      886                            139
                                                                                   -----------                    -----------
   Total revenues, net...............................................                    9,704                          3,347
                                                                                   -----------                    -----------


OPERATING COSTS AND EXPENSES:
 Center selling and occupancy costs..................................                    3,197                          2,721
 Selling, general and administrative expenses........................                    9,370                          6,768
 Research and development expenses...................................                      548                            467
 Depreciation and amortization.......................................                    1,214                            683
                                                                                   -----------                    -----------
   Total operating costs and expenses................................                   14,329                         10,639
                                                                                   -----------                    -----------
     Loss from operations............................................                   (4,625)                        (7,292)
                                                                                   -----------                    -----------
OTHER INCOME (EXPENSE), net:
 Interest expense....................................................                     (219)                             0
 Interest income.....................................................                        4                            195
                                                                                   -----------                    -----------
   Total other income (expense), net.................................                     (215)                           195
                                                                                   -----------                    -----------
     Loss before income tax provision................................                   (4,840)                        (7,097)
INCOME TAX PROVISION.................................................                       53                             11
                                                                                   -----------                    -----------
     Net loss........................................................              $    (4,893)                   $    (7,108)
                                                                                   ===========                    ===========
BASIC AND DILUTED NET LOSS PER SHARE.................................                  $(0.17)                         $(0.30)
                                                                                   ===========                    ===========
WEIGHTED AVERAGE SHARES - BASIC AND DILUTED..........................               28,816,515                     23,646,433
                                                                                   ===========                    ===========







     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                      ($ in thousands, except share data)


                                                                                13 Weeks Ended                 13 Weeks Ended
                                                                                 March 31, 2001                 April 1, 2000
                                                                          -------------------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................                  $(4,893)                       $(7,108)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................                    1,214                            683
     Store closure accrual................................................                      (61)                             -
     Cost for issuance of stock and stock options.........................                      158                            112
     Changes in assets and liabilities....................................                   (1,862)                        (2,643)
                                                                                            -------                        -------
          Net cash used in operating activities...........................                   (5,444)                        (8,956)
                                                                                            -------                        -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from assets held for sale, net..................................                        -                            798
 Purchase of property and equipment.......................................                   (1,069)                        (3,259)
                                                                                             -------                        -------
          Net cash used in investing activities...........................                   (1,069)                        (2,461)
                                                                                            -------                        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowing..........................................                        -                           (866)
 Payments on line of                                                                              -                           (843)
  credit..........................................................
 Borrowing on line of                                                                           700                              -
  credit..................................................................
 Proceeds from debt financing.............................................                    2,500                              -
 Proceeds from common stock offering......................................                        -                         19,816
 Proceeds from exercise of stock options..................................                        -                          1,401
                                                                                            -------                        -------
          Net cash provided by financing activities.......................                    3,200                         19,508
                                                                                            -------                        -------
NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................                   (3,313)                         8,091

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD.........................................................                    5,701                          2,878
                                                                                            -------                        -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............................                  $ 2,388                        $10,969
                                                                                            =======                        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest...................................................                  $    95                        $     3
                                                                                            =======                        =======
 Cash paid for income taxes...............................................                  $    53                        $    11
                                                                                            =======                        =======
 Property and equipment acquired under capital lease.....................                   $   683                             -
                                                                                            =======                        =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                       BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 2001

1.  Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile"), and its affiliates develop, produce, license and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through licensing arrangements with existing dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

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

The Company developed its current teeth whitening technology (the "BriteSmile 2000 Light Activated Teeth Whitening System," "BS2000" or "LATW") and began distribution in 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides the flexibility and mobility required in dental offices.

The BS2000 and BS3000 teeth whitening devices utilize a gas plasma light technology. The unique fiberoptic delivery arm of the BS2000 and BS3000 permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength-specific gel during three consecutive twenty-minute sessions.

In February 1999, the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of March 31, 2001, the Company had 14 Centers and 1,662 Associated Centers in operation.

The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the 13 weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the nine-month Transition Period ended December 30, 2000.

2.   Loss Per Common Share

The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

                       BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.  Reclassifications

Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current year presentation.

4.  Bank Line of Credit

The Company has a revolving credit line agreement ("Credit Facility") with the Bank of Hawaii. Under the terms of the Credit Facility, the Company may borrow from time to time through May 25, 2001, up to $2 million. Loan proceeds must be used for working capital, capital expenditures and general corporate purposes only, and are secured by a Letter of Credit from Scotiabank. The Credit Facility requires monthly payments to the bank of interest only, with all principal and accrued interest due May 25, 2001. As of March 31, 2001, there was a balance of $700,000 owing on the Credit Facility.

5.  Long Term Debt

As of March 31, 2001, $800,000 of an original aggregate of $20 million of convertible promissory notes first issued in August 2000 remain outstanding, at an adjusted conversion price of $5.00 per share. The unamortized discount on these notes is $85,582 as of March 31, 2001 and is being amortized over the life of the notes to interest expense.

On December 5, 2000, the Company sold to LCO Investments Limited ("LCO") in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000,000. In conjunction with the issuance of the December 2000 Note, warrants to purchase 250,000 shares of Common Stock were issued at an exercise price of $5.00 per share. The warrants have a contractual life of 5 years. The fair value of the warrants issued of $253,000 was recorded as a discount of the December 2000 Note and is being amortized over the life of the note to interest expense. Interest accrues at the annual rate of 7.52% and is due and payable along with the principal balance on December 5, 2001. The December 2000 Note is convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share and, as of the end of the 13 week period ended March 31, 2001 covered by this Report, had not been converted. As of March 31, 2001, the principal balance owing on the December 2000 Note was $5,000,000. However, see "Subsequent Event" below regarding LCO's recent conversion of the Note.

On March 1, 2001, the Company borrowed $2.5 million from Excimer Vision Leasing L.P. ("EVL") for general working capital. The loan matures on May 10, 2006 and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and a "final payment" of principal. An initial fixed payment of $10,416.60 was paid on April 1, 2001. Additional monthly payments of $13,000 are due during the loan period. Variable payments are twenty-five dollars for each Britesmile teeth whitening procedure performed at the Company's 14 current Centers. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

6.  Subsequent Events

On April 10, 2001, LCO elected to convert the December 2000 Note, together with accrued interest totaling $132,644, into 1,026,529 shares of restricted common stock.

On April 30, 2001, the Company closed a private placement of 5,371,428 shares of common stock for aggregate proceeds to the Company of $28,199,997. See Part II,
Item 5, "Other Information."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical. The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's 10-K Annual Reports filed with the Securities and Exchange Commission are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

 . Unproven market for the Company's new whitening products, whitening process, "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods; and

 .  Lack of product diversity.


The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the transition period ended December 30, 2000.

     The following table sets forth certain information relating to the growth in the number of BriteSmile Centers and Associated Centers for the 13 weeks ended March 31, 2001:


                            # of Centers                # of Centers
---------------------------------------------------------------------------
Centers(1)              At December 30, 2000         At March 31, 2001
---------------------------------------------------------------------------
                                  17                          14
---------------------------------------------------------------------------


                                                                                               Grand
    Associated Centers                        AC's                         Int'l               Total
--------------------------------------------------------            -------------------------------------
--------------------------------------------------------            -------------------------------------
Total Developed...........(2)                      2,098                           210              2,308
--------------------------------------------------------            -------------------------------------

--------------------------------------------------------            -------------------------------------
Active - In Business......                         1,462                           200              1,662
--------------------------------------------------------            -------------------------------------

--------------------------------------------------------            -------------------------------------

(1) Since December 30, 2000, the Company has closed three of its less-productive Centers.

(2) Represents Associated Centers for which a contract has been received but where the dentist who will operate the Associated Center is either awaiting training or shipment of the BS3000 device.


The following table sets forth unaudited operating results for the thirteen week period ended March 31, 2001 and April 1, 2000, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                                            Thirteen Weeks  ended
                                                                     ------------------------------------------
                                                                      March 31,                        April 1,
                                                                        2001                            2000
                                                                     ---------                        --------
Income Statement Data:

Revenues:
 Center whitening fees, net                                              41.3%                            59.2%
 Associated Center whitening fees, net                                   49.6%                            36.7%
 Product sales                                                            9.1%                             4.2%
                                                                       -------                          -------
  Total revenues, net                                                   100.0%                           100.0%
                                                                       -------                          -------

Operating Costs and Expenses:
 Center selling and occupancy costs                                      32.9%                            81.3%
 Selling, general and administrative expenses                            96.6%                           202.2%
 Research and development expenses                                        5.6%                            14.0%
 Depreciation and amortization                                           12.5%                            20.4%
                                                                       -------                          -------
  Total operating costs and expenses                                    147.7%                           317.9%
                                                                       -------                          -------

Loss from operations                                                    -47.7%                          -217.9%
                                                                       -------                          -------

Interest income (expense), net                                           -2.2%                             5.8%
                                                                       -------                          -------

Loss before income tax provision                                        -49.9%                          -212.0%
Provision for income taxes                                                0.5%                             0.3%
                                                                       -------                          -------
Net Loss                                                                -50.3%                          -212.4%
                                                                       =======                          =======

The following are explanations of significant period-to-period changes for the 13 weeks ended March 31, 2001 and April 1, 2000:

Revenues

Total Revenues, net. Total revenues, net increased by $6.4 million, or 190%, to $9.7 million for the 13 weeks ended March 31, 2001, from $3.3 million for the 13 weeks ended April 1, 2000.

Center Whitening Fees, net.   Center whitening fees, net increased by $2
million, or 102.3%, to $4.0 million for the 13 weeks ended March 31, 2001, from $1.98 million for the 13 weeks ended April 1, 2000. This increase was primarily due to (i) a 34.5% increase in comparable Center sales for the first quarter of 2001 and (ii) the operation of 17 Centers during the 13 weeks ended March 31, 2001 compared to 14 Centers that were in operation during the 13 weeks ended
April 1, 2000.   Six of the seventeen Centers opened at different times during the 13 weeks ended April 1, 2000. During the first quarter of 2001, the Company closed three of its less-productive Centers. The number of procedures performed in the Centers increased 87.7% to 9,154 procedures in the first quarter of 2001 compared to 4,878 procedures in the same quarter of 2000.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $3.6 million, or 291.9%, to $4.8 million for the 13 weeks ended March 31, 2001, from $1.2 million for the 13 weeks ended April 1, 2000. This increase was primarily due to the operation of 1,662 Associated Centers at the end of the 13 weeks ended March 31, 2001 compared to 235 Associated Centers that were in operation at the end of the 13 weeks ended April 1, 2000. Of the 1,662 Associated Centers in operation at March 31, 2001, 210 were international locations. The number of procedures performed in the Associated Centers increased 266.6% to 21,460 procedures in the first quarter of 2001 compared to 5,854 procedures in the same quarter of 2000.

During the 13 weeks ended March 31, 2001, the Company opened 640 new Associated
Centers.   At March 31, 2001, there were 492 Associated Centers in the process
of being placed into operation.   Due to training and shipping requirements,
there is approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

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

The Company is aggressively executing its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. This plan includes the expansion of strategic partnerships like the Orthodontic Centers of America relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 2,500 additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $747,000, or 537.4% to $886,000 for the 13 weeks ended March 31, 2001 from $139,000 for the 13 weeks ended April 1, 2000. Product sales represent the Company's toothpaste, mouthwash and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.


Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs decreased as a percentage of revenues to 32.9% for the first quarter of 2001 compared to 81.3% in the corresponding period in 2000. This decrease as a percentage of sales is a reflection of the significant increase in both Center and Associated Center sales combined with decreases in product costs as a percentage of sales as a result of improved purchasing along with the lower fixed cost structure of the Associated Center sales channel.

Center selling and occupancy costs in dollars are expected to increase during the next twelve months as a result of the planned expansion of Associated Centers as well as full year operating results over the next twelve months at
existing Centers.   In addition, during September 2000, the Company reduced the number of operating days at 13 of its 17 Centers, from 6 days to 5 days, eliminating Mondays. This change has not affected the number of paid procedures performed at its Centers in relationship to historical trends.


Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 96.6% for the first quarter of 2001 compared to 202.2% in the corresponding period in 2000. This decrease was primarily due to improved leveraging of marketing and advertising expenditures across a greater number of Associated Center markets. The increase of $2.6 million in total selling, general and administrative expenses to $9.4 million for the first quarter of 2001 from $6.7 million in the first quarter of 2000 was primarily attributable to the increase in salaries and benefits, and marketing and advertising activities, to support the Company's expansion.

Additionally, management has and is implementing several cost saving initiatives over the next twelve months. These cost savings will be achieved in the areas of Center operations, procedure kit production, legal and consulting fees and management leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future.

Research and Development Expenses. Research and development expenses decreased as a percentage of sales to 5.6% for the first quarter of 2001 compared to 14% in the corresponding period in 2000. For the first quarter of 2001, the Company incurred expenses primarily related to American Dental Association (ADA) comparative, safety, and efficacy studies.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 12.5% for the first quarter of 2001 compared to 20.4% in
the corresponding period in 2000.    This percentage decrease is primarily due
to the increase in both Center and Associated Center sales.   The increase of
$531,000 in depreciation and amortization expense to $1.2 million for the first quarter of 2001 compared to $683,000 for the first quarter of 2000 was primarily due to operating 17 Centers in the first quarter of 2001 compared to 14 Centers
in the first quarter of 2000.   Three of the Centers were closed in the first
quarter of 2001 and therefore did not recognize depreciation expense for the entire quarter. Also, because six of the Centers opened at different dates in the first quarter of 2000, depreciation expense was recognized only for the period of time the Centers were operating. Additionally, the dollar increase was attributable to the operation of a substantially greater number of BS3000 systems in the Associated Centers compared to systems in use in the first quarter of 2000.

Interest Expense,net. Interest expense increased to $215,000 for the first quarter of 2001 compared to interest income of $195,000 in the corresponding quarter of 2000. Interest expense for the first quarter of 2001 represents the interest accrued on the various debt borrowings of the Company, as well as the amortization of the fair market value of the warrants issued with the debt.

Net Loss. The net loss decreased $2.2 million to $4.9 million for the first quarter of 2001 compared to a net loss of $7.1 million in the corresponding
quarter of 2000.    This represents a 31.1% improvement due to a combination of the factors described above. Net loss per share for the first quarter of 2001 was ($0.17) versus ($0.30) reported for the first quarter of 2000, which represents a 43.3% improvement over the first quarter of 2000.



Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At March 31, 2001, the Company had $2.4 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through the fiscal year ending December 29, 2001, and that it's principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

Cash flow used in operations improved by $3.5 million to $5.3 million for the first quarter of 2001 from $8.9 million used in operating activities during the same quarter of 2000, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $3.2 million for the first quarter of 2001, as compared to $19.5 million for the same period in 2000. The $3.2 million is comprised of drawing down $700,000 on the bank line of credit and $2.5 million as loan proceeds from EVL on March 1, 2001.

Capital expenditures were $1.1 million for the first quarter of 2001, compared to $3.3 million for the same period in 2000. The capital expenditures in the first quarter of 2001 were primarily related to the purchase of BS3000 systems for the international Associated Centers along with final payments on the New York Center.

In March 2001, the Company engaged the services of Stonegate Securities, Inc. to
assist the Company in raising capital through a private placement.   On April
30, 2001, the Company completed a private placement of its common stock in the aggregate amount of $28.2 million to 17 investors and their affiliated funds. The offering consisted of the sale of 5,371,428 shares of the Company's restricted common stock at an offering price of $5.25 per share, resulting in gross proceeds to the Company of $28,199,997. The investors also received registration rights which require the Company to file and have declared effective in 120 days a registration statement covering the resale of the shares purchased by the investors.

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

                          PART II - OTHER INFORMATION




ITEM 2.     CHANGES IN SECURITIES.

During the period of December 31, 2000 to March 31, 2001, the Company granted incentive stock options to key employees and officers under its 1997 Stock Option and Incentive Plan covering an aggregate of 452,000 shares of the Company's Common Stock, at exercise prices ranging from $2.50 to $5.06 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 (the "Securities Act") for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

ITEM 5.     OTHER INFORMATION.

LCO Note Conversion
-------------------

On April 10, 2001, LCO Investments Limited converted its Promissory Note issued December 5, 2000 in the original principal amount of $5 million, together with accrued interest of $132,644, into 1,026,529 shares of restricted common stock.

Private Placement
-----------------

On April 30, 2001, the Company completed a private offering (the "Offering") of
its restricted common stock, par value $0.001 per share ("Common Stock").   The
Offering involved sales of a total of 5,371,428 shares of restricted Common Stock to 17 accredited investors and their affiliated funds (the "Investors"). None of the Investors was affiliated with the Company before the completion of
the Offering.   The Company sold the shares of Common Stock issued in connection with the Offering for $5.25 per share, yielding gross proceeds to the Company of $28,199,997.

In connection with the Offering, the Company engaged Stonegate Securities, Inc., Dallas, Texas (the "Placement Agent"), to act as placement agent for the Offering. For its services, the Company agreed to pay the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issue to the Placement Agent warrants to purchase a total of 537,142 shares of restricted Common Stock for a per share purchase price of $5.25. The warrants have a five year term.

In connection with the Offering, the Company has granted to the Investors and the Placement Agent registration rights under which the Company is obligated to file a registration statement covering the shares of Common Stock issued to the Investors and underlying the warrants issued to the Placement Agent with the Securities and Exchange Commission (the "SEC") within 20 days from the closing date, and to have such registration statement declared effective by the SEC within 120 days. The terms of the Offering are set forth in full in the forms of Subscription Agreements, and Warrants issued to the Placement Agent, that are filed as exhibits to this Report.

CFO Appointment
---------------

Effective April 2, 2001, the Company named Peter P. Hausback as its new Executive Vice President, Chief Financial Officer. Mr. Hausback served as the CFO, VP-Finance and Secretary for Il Fornaio, a $125 million, multi-state fine dining and commercial bakery company. While at Il Fornaio, Mr. Hausback was responsible for planning, directing and managing human resources, MIS and all financial functions, including budget and analysis, SEC reporting, accounting, cost, treasury, cash, credit and tax functions. Mr. Hausback also previously served as a manager at Price Waterhouse LLP in San Francisco, and as a senior auditor with Security Pacific Corporation in Los Angeles.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No.                          Description
-----------                          -----------

   10(a) Form of Subscription Agreements dated April 30, 2001 between the Company and the investors identified therein, together with Appendix I, Registration Rights Agreement, in connection with the Company's April 30, 2001 private offering (filed herewith).

   10(b) Form of Warrant to purchase an aggregate of 537,142 shares of common stock between the Company and Stonegate Securities, Inc. and its affiliates, as placement agent for the April 30, 2001 private offering, together with attached Registration Rights Agreement (filed herewith).

(B)  REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the period for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRITESMILE, INC.



/s/ John L. Reed                       May 1, 2001
----------------                       -----------
John L. Reed   Date
Chief Executive Officer



/s/ Peter P. Hausback                   May 1,  2001
-----------------------                -------------
Peter P. Hausback  Date
Chief Financial Officer