Form 10-Q
period 2001-06-30
BRITESMILE INC
filed 2001-08-06
CIK 866734

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  JUNE 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______  to  _______

Commission File Number:  1-11064


                               BRITESMILE, INC.
                           ------------------------
          (Exact name of business issuer as specified in its charter)


                   UTAH                                                  87-0410364
-------------------------------------------------      --------------------------------------------------
  (State or other jurisdiction of incorporation                 (IRS employer identification no.)
               or organization)

             490 NORTH WIGET LANE
           WALNUT CREEK, CALIFORNIA                                       94598
-------------------------------------------------      --------------------------------------------------
    (Address of principal executive offices)                            (Zip Code)

                                 (925) 941-6260
                                 --------------
                (Issuer's telephone number, including area code)



             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 X  yes        no
---        ---

The Company had 35,850,701 shares of common stock outstanding at August 3, 2001.

                       BRITESMILE, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of June 30, 2001 and December 30, 2000...........     3

          Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended
          June 30, 2001 and July 1, 2000............................................................     5

          Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2001 and
          July 1, 2000, respectively................................................................     6

          Notes to Condensed Consolidated Financial Statements......................................     7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     9

PART II.  OTHER INFORMATION
----------------------------

ITEM 2.   Changes in Securities.....................................................................    15

ITEM 4.   Submission  of Matters to a Vote of Security Holders......................................    16

ITEM 6.   Exhibits and Reports on Form 8-K..........................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                BRITESMILE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             June 30, 2001                 December 30, 2000
                                                                        ------------------------     --------------------------
                                                                              (Unaudited)                       (Note 1)
CURRENT ASSETS:
 Cash and cash equivalents...........................................            $19,901                        $ 5,701
 Cash, restricted as to use..........................................                843                            843
 Trade accounts receivable, net of allowance for doubtful accounts
  of $583 and $163, respectively.....................................              5,604                          3,130
 Inventories, primarily..............................................              2,407                          2,365
 Prepaid expenses and other..........................................              1,354                            883
 Notes receivable-current portion....................................                335                            335
                                                                                 -------                        -------
   Total current assets..............................................             30,444                         13,257
                                                                                 -------                        -------

PROPERTY AND EQUIPMENT, net..........................................             17,323                         14,848

NOTE RECEIVABLE......................................................                223                            391
OTHER ASSETS.........................................................              1,731                          1,635
                                                                                 -------                        -------
TOTAL ASSETS.........................................................            $49,721                        $30,131
                                                                                 =======                        =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ($ in thousands, except share data)

                                                                             June 30, 2001                 December 30, 2000
                                                                        ------------------------      --------------------------
                                                                              (Unaudited)                       (Note 1)
CURRENT LIABILITIES:
 Accounts payable....................................................          $  5,989                       $  8,429
 Accrued expenses....................................................             3,150                          3,538
 Note payable, net of discount.......................................               150                          4,747
 Accrual for store closures..........................................               553                            778
 Capital lease obligation-current portion............................               395                            181
                                                                               --------                       --------
    Total current liabilities........................................            10,237                         17,673
                                                                               --------                       --------
Note payable.........................................................             2,204                              -
Subordinated convertible debenture, net of discount..................               719                            709
Capital lease obligations............................................             2,335                          1,018
Other long-term liabilities..........................................               583                            436
                                                                               --------                       --------
    Total long-term liabilities......................................             5,841                          2,163
                                                                               --------                       --------
    Total liabilities................................................            16,078                         19,836
                                                                               --------                       --------
SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value; 50,000,000 shares authorized;
 35,431,284 and 28,816,515 shares issued and outstanding,
  respectively.......................................................                35                             29
 Additional paid-in capital..........................................           132,177                         99,568
 Accumulated deficit.................................................           (98,569)                       (89,302)
                                                                               --------                       --------
    Total shareholders' equity.......................................            33,643                         10,295
                                                                               --------                       --------
Total liabilities and shareholders'  equity..........................          $ 49,721                       $ 30,131
                                                                               ========                       ========


     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                       ($ IN THOUSANDS EXCEPT SHARE DATA)


                                             13 Weeks Ended          13 Weeks Ended         26 Weeks Ended        26 Weeks Ended
                                             June 30, 2001            July 1, 2000           June 30, 2001         July 1, 2000
                                          --------------------    --------------------   --------------------   ------------------
REVENUES:
 Center whitening fees, net...........             $     4,197            $     2,211            $     8,203            $     4,191
 Associated Center whitening fees, net                   6,932                  1,885                 11,745                  3,113
 Product sales........................                   1,208                    229                  2,093                    369
                                                   -----------            -----------            -----------            -----------
   Total revenues, net................                  12,337                  4,325                 22,041                  7,673
                                                   -----------            -----------            -----------            -----------
OPERATING COSTS AND EXPENSES:
 Operating and occupancy costs........                   4,383                  2,826                  8,076                  5,560
 Selling, general and administrative                    10,824                  8,384                 19,678                 15,158
  expenses............................
 Research and development expenses....                      19                    386                    586                    855
 Depreciation and amortization........                   1,166                  1,010                  2,380                  1,694
                                                   -----------            -----------            -----------            -----------
   Total operating costs and expenses.                  16,392                 12,606                 30,720                 23,268
                                                   -----------            -----------            -----------            -----------
     Loss from operations.............                  (4,055)                (8,281)                (8,679)               (15,595)
                                                   -----------            -----------            -----------            -----------
OTHER INCOME (EXPENSE), net:
 Interest expense.....................                    (417)                    (4)                  (637)                   ---
 Interest income......................                     102                     72                    106                    263
                                                   -----------            -----------            -----------            -----------
   Total other income (expense), net..                    (315)                    68                   (531)                   263
                                                   -----------            -----------            -----------            -----------
     Loss before income tax provision.                  (4,370)                (8,213)                (9,210)               (15,332)

INCOME TAX PROVISION..................                       4                     23                     57                     10
                                                   -----------            -----------            -----------            -----------
     Net loss.........................             $    (4,374)           $    (8,236)           $    (9,267)           $   (15,343)
                                                   ===========            ===========            ===========            ===========
BASIC AND DILUTED NET LOSS PER SHARE..             $     (0.13)           $     (0.34)           $     (0.30)           $     (0.64)
                                                   ===========            ===========            ===========            ===========
WEIGHTED AVERAGE SHARES - BASIC AND
 DILUTED..............................              33,301,498             23,920,694             31,059,007             23,920,694
                                                   ===========            ===========            ===========            ===========



     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                26 Weeks Ended       26 Weeks Ended
                                                                                 June 30, 2001        July 1, 2000
                                                                             ------------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................         $ (9,267)            $(15,343)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................            2,380                1,694
     Cost for issuance of stock and stock options.........................              253                  378
     Changes in assets and liabilities....................................           (5,675)              (7,688)
                                                                                   --------             --------
          Net cash used in operating activities...........................          (12,309)             (20,959)
                                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from assets held for sale, net..................................                -                  798
 Purchase of property and equipment.......................................           (3,261)              (5,569)
                                                                                   --------             --------
          Net cash used in investing activities...........................           (3,261)              (4,771)
                                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowing..........................................             (146)                (866)
 Payments on line of credit...............................................                -                 (843)
 Proceeds from debt financing.............................................            2,500               15,584
 Proceeds from common stock offering......................................           26,629               19,816
                                                                                   --------             --------
 Proceeds from exercise of stock options..................................              788                1,447
                                                                                   --------             --------
          Net cash provided by financing activities.......................           29,771               35,138
                                                                                   --------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................           14,200                9,408

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD.........................................................            5,701                2,878
                                                                                   --------             --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD............................         $ 19,901             $ 12,286
                                                                                   ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest...................................................         $    138             $      7
                                                                                   ========             ========
 Cash paid for income taxes...............................................         $     57             $     35
                                                                                   ========             ========
 Equipment acquired under capital lease...................................         $  1,618                    -
                                                                                   ========             ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                       BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2001

1.  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile"), and its affiliates develop, produce, license and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

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

The Company developed its current teeth whitening technology (the "BriteSmile Light Activated Teeth Whitening System," "BS2000" or "LATW") and began distribution in 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers.

The BS2000, BS3000, and BS 3000PB teeth whitening devices utilize a light technology. The unique fiberoptic delivery arm of these devices permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength-specific gel during three consecutive twenty-minute sessions.

In February 1999, the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of June 30, 2001, the Company had 14 Centers and 2,206 Associated Centers in operation.

The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the 13 weeks and 26 weeks ended June 30, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

3.   RECLASSIFICATIONS

Certain reclassifications have been made in the prior period's consolidated financial statements to conform with the current period presentation.

4.  BANK LINE OF CREDIT

The Company's revolving credit line agreement with the Bank of Hawaii expired on May 25, 2001. The Company is currently in the process of negotiating a new line of credit.

5.  LONG TERM DEBT

As of June 30, 2001, $800,000 of an original aggregate of $20 million of convertible promissory notes first issued in August 2000 remain outstanding, at an adjusted conversion price of $5.00 per share. The unamortized discount on these notes is $80,803 as of June 30, 2001, and is being amortized over the life of the notes to interest expense.

On December 5, 2000, the Company sold to LCO Investments Limited ("LCO") in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000,000. LCO is the Company's largest shareholder. The December 2000 Note was convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share. In conjunction with the issuance of the December 2000 Note, warrants to purchase 250,000 shares of Common Stock were issued at an exercise price of $5.00 per share. The warrants have a contractual life of 5 years. The fair value of the warrants issued of $253,000 was recorded as a discount of the December 2000 Note and was being
amortized over the life of the note to interest expense.   At June 30, 2001 the
warrants remain outstanding. Interest accrued at the annual rate of 7.52% and was due and payable along with the principal balance on December 5, 2001. On April 10, 2001, LCO elected to convert the December 2000 Note, together with accrued interest totaling $132,644, into 1,026,529 shares of restricted common stock. As a result of the conversion, the remaining discount of $253,000 was recognized as interest expense on the date of the conversion.

On March 1, 2001, the Company borrowed $2,500,000 from Excimer Vision Leasing L.P. ("EVL") for general working capital. The loan matures on May 10, 2006 and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and a "final payment" of principal. An initial fixed payment of $10,416.60 was paid on April 1, 2001. Additional monthly payments of $13,000 are due during the loan period. Variable payments are twenty-five dollars for each LATW procedure performed at the Company's 14 current Centers. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

6.  PRIVATE PLACEMENT

On April 30, 2001, the Company completed a private offering (the "Offering") of
its restricted common stock, par value $0.001 per share.   The Offering involved
sales of a total of 5,371,428 shares of restricted common stock (the "Shares") to 17 accredited investors and their affiliated funds (the "Investors"). None of the Investors were affiliated with the Company before the completion of the
Offering.   The Company sold the Shares for $5.25 per share, yielding gross proceeds to the Company of $28,199,997.

In connection with the Offering, the Company engaged Stonegate Securities, Inc., of Dallas, Texas (the "Placement Agent") to act as placement agent for the Offering. For its services, the Company agreed to pay the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issue to the Placement Agent warrants to purchase a total of 537,143 shares of restricted common stock for a per share purchase price of $5.25. The warrants have a five year term. The fees paid to the Placement Agent and the fair value of the warrants were netted against the Offering proceeds.

In connection with the Offering, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement covering the Shares and the common stock underlying the warrants issued to the Placement Agent. The SEC declared the registration statement effective on June 11, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical. The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's 10-K Annual Reports filed with the SEC are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

 .      Government regulation of the Company's products and teeth whitening procedures, including: (i) current restrictions or controls on the practice of dentistry by general business corporations, and (ii) future, unknown enactments or interpretations of current regulations which could, in the future, affect the Company's operational structure and relationships with licensed dentists.

 .      Failure of the Company to generate, sustain or manage growth, including failure to develop new products and expand Center and Associated Center locations and revenues;

 .      The loss of product market share to competitors and/or development of new or superior technologies by competitors;

 .      Ongoing operating losses associated with the development, marketing and implementation of new, light-activated teeth whitening technologies;

 .      Failure of the Company to secure additional financing to complete its aggressive plan for the rollout of a broad base of Centers and Associated Centers;

 .      Unproven market for the Company's new whitening products, whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

 .      Failure to develop marketing strategies and delivery methods to penetrate
       non-U.S. markets; and

 .      Lack of product diversity.

OVERVIEW

Operating and occupancy costs is composed primarily of three main groups: 1) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; 2) the financing costs for the devices in the Associated Centers; and 3) the operating and occupancy costs for the Company Centers.

Selling, general and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, information systems, operating costs of the Call Center, training, field support and marketing and advertising. Expenses of recruiting and training sales, market support and training staff are also included as general and administrative expenses.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the transition period ended December 30, 2000.

As of June 30, 2001, the Company has 14 BriteSmile Centers. The following table sets forth certain information relating to the status of the Associated Centers as of June 30, 2001:

                              Associated Centers
                                Roll-out Status
                              As of June 30, 2001
            -------------------------------------

                                                                                         GRAND
    ASSOCIATED CENTERS                               AC'S           INT'L                TOTAL
----------------------------------------------------------      -------------------------------
Total Developed...........          (1)              2,780             260                3,040

Active - In Business......                           1,956             260                2,216

-----------
(1) REPRESENTS ASSOCIATED CENTERS FOR WHICH A CONTRACT HAS BEEN RECEIVED BUT WHERE THE DENTIST WHO WILL OPERATE THE ASSOCIATED CENTER IS EITHER AWAITING TRAINING OR SHIPMENT OF THE BS3000 PB DEVICE.


The following table sets forth unaudited operating results for the thirteen week period and twenty-six week period ended June 30, 2001 and July 1, 2000, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                  Thirteen Weeks    Thirteen Weeks            Twenty-Six       Twenty-Six
                                                       ended             ended                Weeks ended      Weeks ended
                                                  ---------------   ---------------         --------------   --------------

                                                     June 30,           July 1,                June 30,         July 1,
                                                       2001              2000                    2001            2000
                                                     --------           -------                -------          -------
Income Statement Data:

Revenues:
 Center whitening fees, net                                 34.0%             51.1%                  37.2%            54.6%
 Associated Center whitening fees, net                      56.2%             43.6%                  53.3%            40.6%
 Product sales                                               9.8%              5.3%                   9.5%             4.8%
                                                         -------           -------                -------          -------
  Total revenues, net                                      100.0%            100.0%                 100.0%           100.0%
                                                         -------           -------                -------          -------
Operating Costs and Expenses:
 Operating and occupancy costs                              35.5%             65.3%                  36.6%            72.5%
 Selling, general and administrative expenses               87.7%            193.8%                  89.3%           197.6%
 Research and development expenses                           0.2%              8.9%                   2.7%            11.1%
 Depreciation and amortization                               9.4%             23.4%                  10.8%            22.1%
                                                         -------           -------                -------          -------
  Total operating costs and expenses                       132.9%            291.4%                 139.4%           303.3%
                                                         -------           -------                -------          -------
Loss from operations                                       -32.9%           -191.4%                 -39.4%          -203.3%
                                                         -------           -------                -------          -------
Interest income (expense), net                              -2.6%              1.6%                  -2.4%             3.4%
                                                         -------           -------                -------          -------
Loss before income tax provision                           -35.4%            189.9%                 -41.8%          -199.8%
Provision for income taxes                                   0.0%              0.5%                   0.3%             0.1%
                                                         -------           -------                -------          -------
Net Loss                                                   -35.5%           -190.4%                 -42.0%          -200.0%
                                                         =======           =======                =======          =======

THE FOLLOWING ARE EXPLANATIONS OF SIGNIFICANT PERIOD-TO-PERIOD CHANGES FOR THE 13 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000:

REVENUES

TOTAL REVENUES, NET. Total revenues, net increased by $8.0 million, or 185.2%, to $12.3 million for the 13 weeks ended June 30, 2001, from $4.3 million for the 13 weeks ended July 1, 2000.

CENTER WHITENING FEES, NET.   Center whitening fees, net increased by $1.9
million, or 89.9%, to $4.2 million for the 13 weeks ended June 30, 2001, from $2.2 million for the 13 weeks ended July 1, 2000. This increase was primarily due to a 60.4% increase in comparable Center sales for the second quarter of 2001. The number of procedures performed in the Centers increased 71.6% to 8,677 procedures in the second quarter of 2001 compared to 5,089 procedures in the same quarter of 2000.

ASSOCIATED CENTER WHITENING FEES, NET. Associated Center whitening fees, net increased by $5.0 million, or 267.7%, to $6.9 million for the 13 weeks ended June 30, 2001, from $1.9 million for the 13 weeks ended July 1, 2000. This increase was primarily due to the operation of 2,206 Associated Centers at the end of the 13 weeks ended June 30, 2001 compared to 532 Associated Centers that were in operation at the end of the 13 weeks ended July 1, 2000. Of the 2,206 Associated Centers in operation at June 30, 2001, 260 were international locations. The number of procedures performed in the Associated Centers increased 199.7% to 30,360 procedures in the second quarter of 2001 compared to 10,130 procedures in the same quarter of 2000.

During the 13 weeks ended June 30, 2001, the Company opened 544 new Associated
Centers.   At June 30, 2001, there were 824 Associated Centers in the process of
being placed into operation.   Due to training and shipping requirements, there
is presently approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at an Associated Center.

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Center locations (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well.

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. This plan includes the expansion of strategic partnerships like the Orthodontic Centers of America relationship and other special dental groups, identifying and expanding the international distributor base, and expanding domestic direct selling teams while enhancing the support of new and existing Associated Centers. Additionally, the Company anticipates opening approximately 2,500 additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

PRODUCT SALES. Product sales increased by $978,000, or 426.2% to $1.2 million for the 13 weeks ended June 30, 2001 from $229,000 for the 13 weeks ended July 1, 2000. Product sales represent the Company's toothpaste, mouthwash and the Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.


OPERATING COSTS AND EXPENSES

OPERATING AND OCCUPANCY COSTS. Operating and occupancy costs decreased as a percentage of revenues to 35.5% for the thirteen weeks ended June 30, 2001, compared to 65.3% in the thirteen weeks ended July 1, 2000. This decrease as a percentage of sales is a reflection of the significant increase in both Center and Associated Center sales combined with decreases in product costs as a percentage of sales as a result of improved purchasing along with the lower fixed cost structure of the Associated Center sales channel.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased as a percentage of sales to 87.7% for the second quarter of 2001 compared to 193.8% in the corresponding period in 2000. This decrease was primarily due to improved leveraging of marketing and advertising expenditures across a greater number of Associated

Center markets. The increase of $2.4 million in total selling, general and administrative expenses to $10.8 million for the second quarter of 2001 from $8.4 million in the second quarter of 2000 was primarily attributable to increased expenses to support the Company's expansion, including: (i) salaries and benefits, (ii) sales, training, marketing and advertising activities, and
(iii) enhancements to the Company's information systems and call center.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased as a percentage of sales to 0.2% for the second quarter of 2001 compared to 8.9% in the corresponding period in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased as a percentage of sales to 9.4% for the second quarter of 2001 compared to 23.4% in the corresponding period in 2000. This percentage decrease is primarily due
to the increase in both Center and Associated Center sales.   The increase of
$155,000 in depreciation and amortization expense to $1.2 million for the first quarter of 2001 is the result of a greater number of BS3000 and BS3000PB systems in the Associated Centers.

INTEREST EXPENSE, NET. Interest expense, net increased to $314,000 for the second quarter of 2001 compared to interest income, net of $67,000 in the corresponding quarter of 2000. Interest expense for the second quarter of 2001 primarily represents the acceleration of interest expense for the December 2000
Note in the amount of $253,000, along with other debt incurred by the Company and the amortization of the fair market value of the warrants issued with that debt (see Note 5 of the Condensed Consolidated Financial Statements).

NET LOSS. The net loss decreased $3.9 million to $4.4 million for the second quarter of 2001 compared to a net loss of $8.2 million in the corresponding quarter of 2000. This represents a 46.9% improvement due to a combination of the factors described above. Net loss per share for the second quarter of 2001 was ($0.13) versus ($0.34) reported for the second quarter of 2000, which represents a 62.2% improvement over the second quarter of 2000.


THE FOLLOWING ARE EXPLANATIONS OF SIGNIFICANT PERIOD-TO-PERIOD CHANGES FOR THE 26 WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000:

REVENUES

TOTAL REVENUES, NET. Total revenues, net increased by $14.4 million, or 187.3%, to $22.0 million for the 26 weeks ended June 30, 2001, from $7.7 million for the 26 weeks ended July 1, 2000.

CENTER WHITENING FEES, NET.   Center whitening fees, net increased by $4.0
million, or 95.7%, to $8.2 million for the 26 weeks ended June 30, 2001, from $4.2 million for the 26 weeks ended July 1, 2000. This increase was primarily due to a 41.8% increase in comparable Center sales for the first two quarters of 2001. There were 14 Centers in operation during the second quarter of 2001 and 17 Centers were in operation during the first quarter of 2001. 14 Centers were in operation during the twenty-six weeks ended July 1, 2000.

ASSOCIATED CENTER WHITENING FEES, NET. Associated Center whitening fees, net increased by $8.6 million, or 277.2%, to $11.7 million for the 26 weeks ended June 30, 2001, from $3.1 million for the 26 weeks ended July 1, 2000. This increase was primarily due to the operation of 2,206 Associated Centers at the end of the 26 weeks ended June 30, 2001 compared to 532 Associated Centers that were in operation at the end of the 26 weeks ended July 1, 2000. Of the 2,206 Associated Centers in operation at June 30, 2001, 260 were international locations. The number of procedures performed in the Associated Centers increased 224.2% to 51,820 procedures during the twenty-six weeks ended June 30, 2001 compared to 15,984 procedures during the twenty-six weeks ended July 1, 2000.

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Center locations (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well.

PRODUCT SALES. Product sales increased by $1.7 million, or 467.6% to $2.1 million for the 26 weeks ended June 30, 2001 from $369,000 for the 26 weeks ended July 1, 2000. Product sales represent the Company's toothpaste, mouthwash and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.

OPERATING COSTS AND EXPENSES

OPERATING AND OCCUPANCY COSTS. Operating and occupancy costs decreased as a percentage of revenues to 36.6% for the 26 weeks ended June 30, 2001 compared to 72.5% for the 26 weeks ended July 1, 2000. Similar to the second quarter of 2001, this decrease as a percentage of sales is a reflection of the significant increase in both Center and Associated Center sales combined with decreases in product costs as a percentage of sales as a result of improved purchasing along with the lower fixed cost structure of the Associated Center sales channel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased as a percentage of sales to 89.3% for the 26 weeks ended June 30, 2001 compared to 197.6% for the 26 weeks ended July 1, 2000. This decrease was primarily due to improved leveraging of marketing and advertising expenditures across a greater number of Associated Center markets. The increase of $4.5 million in total selling, general and administrative expenses to $19.7 million for the twenty-six weeks ended June 30, 2001 from $15.2 million in the twenty-six weeks ended July 1, 2000 was primarily attributable to the increase in the Company's infrastructure as it prepared for aggressive growth. This included salaries and benefits, and marketing and advertising activities, to support the Company's expansion.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased as a percentage of sales to 2.7% for the 26 weeks ended June 30, 2001 compared to 11.1% for the 26 weeks ended July 1, 2000. Actual dollars spent on research and development decreased $270 between the two periods. For the first two quarters of 2001, the Company incurred expenses primarily related to American Dental Association (ADA) comparative, safety, and efficacy studies along with studies performed by Loma Linda University for the young adult market.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased as a percentage of sales to 10.8% for the 26 weeks ended June 30, 2001 compared to 22.1% during the 26 weeks ended July 1, 2000. This percentage decrease is
primarily due to the increase in both Center and Associated Center sales.   The
increase of $686,000 in depreciation and amortization expense is primarily the result of a greater number of BS3000 and BS3000PB systems in the Associated Centers.

INTEREST EXPENSE, NET. Interest expense, net increased to $531,000 for the 26 weeks ended June 30, 2001 compared to interest income, net of $263,000 in the 26 weeks ended July 1, 2000. Interest expense in 2001 primarily represents the acceleration of interest expense for the December 2000 Note in the amount of $253,000, along with other debt incurred by the Company and the amortization of the fair market value of the warrants issued with that debt (see Note 5).

NET LOSS. The net loss decreased $6.1 million to $9.3 million for the 26 weeks ended June 30, 2001 compared to a net loss of $15.3 million in the 26 weeks ended July 1, 2000. This represents a 39.6% improvement due to a combination of the factors described above. Net loss per share for the twenty-six weeks ended June 30, 2001 was ($0.30) versus ($0.64) reported for the twenty-six weeks ended July 1, 2000, which represents a 53.1% improvement.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At June 30, 2001, the Company had $19.9 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through the fiscal year ending December 29, 2001, and that it's principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy and the continued rollout of Associated Centers.

Cash flow used in operations improved by $8.65 million to $12.3 million for the 26 weeks ended June 30, 2001 from $21 million used in operating activities during the 26 weeks ended July 1, 2000, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $29.8 million for the twenty-six weeks ended June 30, 2001, as compared to $35.1 million for the same period in 2000. In March 2001, the Company engaged the services of Stonegate Securities, Inc. to assist the Company in raising capital through a private placement. On April 30, 2001, the Company completed a private placement of its common stock in the aggregate amount of $28.2 million to 17 investors and their affiliated funds. The offering consisted of the sale of 5,371,428 shares of the Company's restricted common stock at an offering price of $5.25 per share, resulting in gross proceeds to the Company of $28,199,997. In addition, the Company received $788,000 in cash from the issuance of common stock upon the exercise of stock options during the first six months of 2001 compared to $1,500,000 received from the issuance of common stock upon the exercise of stock options during the same period in 2000.

Capital expenditures were $3.3 million for the twenty-six weeks ended June 30, 2001, compared to $5.6 million for the same period in 2000. The capital expenditures in the first two quarters 2001 were primarily related to the development and purchase of BS3000 and BS3000PB systems for the international Associated Centers, expansion of the Company's call center and with final payments for the build out of the New York Center.

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

SEASONALITY

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Center locations (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well. Additionally, the Company's Centers have recognized some seasonality during the same months because of customer vacations.

                          PART II - OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES.

Option Grants
-------------

During the period of March 31, 2000 to June 30, 2001, the Company granted non-qualified stock options to key employees under its 1997 Stock Option and Incentive Plan covering an aggregate of 219,000 shares of the Company's common stock, at exercise prices ranging from $4.94 to $13.75 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 (the "Securities Act") for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.

LCO Note Conversion
-------------------

On April 10, 2001, LCO Investments Limited converted its Promissory Note issued December 5, 2000 in the original principal amount of $5 million, together with accrued interest of $132,644, into 1,026,529 shares of restricted common stock.

Private Placement and Subsequent Registration of Shares
-------------------------------------------------------

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

In connection with the Offering, the Company filed a registration statement covering the shares of Common Stock issued to the Investors and underlying the warrants issued to the Placement Agent with the Securities and Exchange Commission (the "SEC"). The registration statement was declared effective by the SEC on June 11, 2001. The terms of the Offering are set forth in full in the forms of Subscription Agreements, and Warrants issued to the Placement Agent, that are filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

See also Note 6 of the Condensed Consolidated Financial Statements herein regarding the Offering.

All issuances and sales of the Company's Common Stock in the Offering, and in connection with the LCO Note Conversion described above, were made in private transactions, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. Each person acquired the shares for investment purposes only, with no present intent to distribute the securities. The certificates representing the shares issued were subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 20, 2001, the shareholders of the Company voted on the following three proposals:

Proposal 1 - To elect the following ten directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Anthony M. Pilaro, John L. Reed, Gerald Poch, Dr. Gasper Lazzara, Jr., Bradford Peters, Harry Thompson, Peter Schechter, Linda S. Oubre, Dennis F. Hightower and R. Eric Montgomery.

Proposal 2 - To ratify and approve an amendment to the Company's Revised 1997 Stock Option and Incentive Plan. The amendment increases the aggregate number of shares of common stock of the Company available for issuance under the Plan from 5,000,000 shares to 7,000,000 shares.

Proposal 3 - To approve the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 29, 2001.


Voting results were as follows:
                                        For       Withheld
                                     ----------   --------
Proposal 1:
Mr. Pilaro                           29,477,242     33,116
Mr. Reed                             29,459,213     55,535
Mr. Poch                             29,459,214     55,534
Mr. Lazzara, Jr.                     29,493,065     21,683
Mr. Peters                           29,470,747     44,001
Mr. Thompson                         29,489,765     24,983
Mr. Schechter                        29,493,265     21,483
Ms. Oubre                            29,459,114     55,634
Mr. Hightower                        29,493,265     21,483
Mr. Montgomery                       29,493,265     21,483

                                     For          Against    Abstain
                                     ----------   --------   -------
Proposal 2:                          23,646,576    197,511     5,906

                                     For          Against    Abstain
                                     ----------   --------   -------
Proposal 3:                          29,507,778      3,251     3,719




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

None filed with this report.

(B)  REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BRITESMILE, INC.



/S/ JOHN L. REED                       AUGUST 6, 2001
----------------                       ---------------
JOHN L. REED                           DATE
CHIEF EXECUTIVE OFFICER



/S/ PETER P. HAUSBACK                  AUGUST 6,  2001
-----------------------                ----------------
PETER P. HAUSBACK                      DATE
CHIEF FINANCIAL OFFICER