Form 10-Q
period 2001-09-29
BRITESMILE INC
filed 2001-11-02
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 29, 2001

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

               UTAH                                      87-0410364
--------------------------------------       -----------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
  incorporation or organization)


         490 North Wiget Lane
       Walnut Creek, California                               94598
------------------------------------------        ------------------------------
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

The Company had 36,196,961 shares of common stock outstanding at October 12, 2001.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 29, 2001 and
          December 30, 2000....................................................3

          Condensed Consolidated Statements of Operations for the 13 weeks and
          39 weeks ended September 29, 2001 and September 30, 2000.............5

          Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2001 and September 30, 2000, respectively........6

          Notes to Condensed Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9



PART II.  OTHER INFORMATION


Item 2.   Changes in Securities...............................................15

Item 6.   Exhibits and Reports on Form 8-K....................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)

                                                                              September 29, 2001        December 30, 2000
                                                                           -----------------------     ---------------------
                                                                                 (Unaudited)                  (Note 1)
CURRENT ASSETS:
    Cash and cash equivalents........................................           $ 14,009                     $ 5,701
    Cash, restricted as to use.......................................                843                         843
    Trade accounts receivable, net of allowance for doubtful accounts of
       $616 and $163, respectively...................................              6,368                       3,130
    Inventories......................................................              2,583                       2,365
    Prepaid expenses and other.......................................              1,154                         883
    Notes receivable-current portion.................................                335                         335
                                                                           -----------------------     ---------------------

                Total current assets.................................             25,292                      13,257
                                                                           -----------------------     ---------------------

PROPERTY AND EQUIPMENT, net......................................                 21,302                      14,848

NOTE RECEIVABLE, less current portion................................                140                         391

OTHER ASSETS.........................................................              2,049                       1,635
                                                                           -----------------------     ---------------------

TOTAL ASSETS...............................................................     $ 48,783                     $30,131
                                                                           =======================     =====================

























      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)

                                                                              September 29, 2001        December 30, 2000
                                                                           -----------------------     ---------------------
                                                                                (Unaudited)                  (Note 1)
CURRENT LIABILITIES:
    Accounts payable.................................................          $     6,148                 $     8,429
    Accrued expenses ................................................                2,434                       3,538
    Note payable, net of discount....................................                  150                       4,747
    Accrual for store closures.......................................                  439                         778
    Capital lease obligation-current portion.........................                  447                         181
                                                                           -----------------------     ---------------------

              Total current liabilities..............................                9,618                      17,673
                                                                           -----------------------     ---------------------

Note payable.........................................................                1,990                           -
Subordinated convertible debenture, net of discount..................                  724                         709
Capital lease obligations, less current portion......................                2,933                       1,018
Other long-term liabilities..........................................                  476                         436
                                                                           -----------------------     ---------------------

                    Total long-term liabilities......................                6,123                       2,163
                                                                           -----------------------     ---------------------

              Total liabilities......................................               15,741                      19,836
                                                                           -----------------------     ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    36,196,961 and 28,816,515 shares issued and outstanding, respectively
                                                                                        36                          29
    Additional paid-in capital.......................................              136,366                      99,568
    Accumulated deficit..............................................             (103,360)                    (89,302)
                                                                           -----------------------     ---------------------

              Total shareholders' equity ............................               33,042                      10,295
                                                                           -----------------------     ---------------------

Total liabilities and shareholders' equity...........................           $   48,783                   $  30,131
                                                                           =======================     =====================




















      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                       ($ in thousands except share data)


                                                        13 Weeks Ended        13 Weeks     39 Weeks Ended   39 Weeks Ended
                                                        September 29,           Ended       September 29,    September 30,
                                                             2001             September         2001             2000
                                                                              30, 2000
                                                       -----------------    -------------- ---------------- ----------------
REVENUES:
    Center whitening fees, net...................      $           3,182    $        3,253 $         11,385 $          7,444
    Associated Center whitening fees, net........                  8,010             1,515           19,755            4,628
    Product sales................................                  1,509               411            3,602              779
                                                       -----------------    -------------- ---------------- ----------------

       Total revenues, net.......................                 12,701             5,179           34,742           12,851
                                                       -----------------    -------------- ---------------- ----------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs................                  4,376             3,574           12,452            8,334
    Selling, general and administrative expenses.                 11,675             9,550           31,353           25,508
    Research and development expenses............                    334               557              921            1,412
    Depreciation and amortization................                  1,059             1,243            3,439            2,937
                                                       -----------------    -------------- ---------------- ----------------

       Total operating costs and expenses........                 17,444            14,924           48,165           38,191
                                                       -----------------    -------------- ---------------- ----------------

          Loss from operations...................                 (4,743)           (9,745)         (13,423)         (25,340)
                                                       -----------------    -------------- ---------------- ----------------

OTHER INCOME (EXPENSE), net:
    Interest expense.............................                   (186)             (388)            (823)            (388)
    Interest income..............................                    139                80              245              343
                                                       -----------------    -------------- ---------------- ----------------

       Total other income (expense), net.........                    (47)             (308)            (578)             (45)
                                                       -----------------    -------------- ---------------- ----------------

          Loss before income tax provision.......                 (4,790)          (10,053)         (14,001)         (25,385)

INCOME TAX PROVISION.............................                      -                 -               57               10
                                                       -----------------    -------------- ---------------- ----------------

          Net loss ..............................      $          (4,790)   $      (10,053)$        (14,058)$        (25,395)
                                                       =================    ============== ================ ================

BASIC AND DILUTED NET LOSS PER SHARE.............      $           (0.13)   $        (0.42)$          (0.43)$          (1.06)
                                                       =================    ============== ================ ================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED......             35,873,103        23,920,694       32,663,705       23,926,334
                                                       =================    ============== ================ ================












      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                   39 Weeks Ended              39 Weeks Ended
                                                                                 September 29, 2001          September 30, 2000
                                                                                ---------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................         $             (14,058)     $              (25,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ................................                         3,439                       2,937
         Cost for issuance of stock and stock options..................                            72                         471
    Changes in assets and liabilities..................................                        (7,167)                     (5,497)
                                                                                ----------------------     -----------------------

                  Net cash used in operating activities................                       (17,714)                    (27,484)
                                                                                ----------------------     -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from assets held for sale, net..............................                             -                         798
  Purchase of property and equipment...................................                        (7,518)                    (10,812)
                                                                                ----------------------     -----------------------

                  Net cash used in investing activities................                        (7,518)                    (10,014)
                                                                                ----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowing......................................                          (213)                       (866)
  Payments on line of credit...........................................                             -                        (843)
  Proceeds from debt financing ........................................                         2,500                      20,000
  Proceeds from common stock offering..................................                        26,622                      19,816
  Proceeds from exercise of stock options .............................                         4,631                       1,462
                                                                                ----------------------     -----------------------

                  Net cash provided by financing activities............                        33,540                      39,569
                                                                                ----------------------     -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................
                                                                                                8,308                       2,071

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................                         5,701                       2,878
                                                                                ----------------------     -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................         $              14,009      $                4,949
                                                                                ======================     =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.............................................         $                 142      $                    7
                                                                                ======================     =======================
    Cash paid for income taxes.........................................         $                  57      $                   35
                                                                                ======================     =======================
    Equipment acquired under capital lease.............................         $               2,419                           -
                                                                                ======================     =======================
    Options granted for consulting services............................         $                 325                           -
                                                                                ======================     =======================












      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 29, 2001

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

The BS2000, BS3000, and BS3000PB teeth whitening devices utilize a light technology. The unique delivery arm of these devices permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength-specific gel during three consecutive twenty-minute sessions.

In February 1999, the LATW was introduced in the Company's first Center in Walnut Creek, California. In March 1999, the Company opened its first Associated Center in Louisville, Kentucky. As of September 29, 2001, the Company had 14 Centers and 3,241 Associated Centers in operation.

The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

The Company operates in one reportable segment. The Company's chief operating decision maker has determined the operating segment based upon how the business is managed and operated. Geographical segments are not material as of September 29, 2001.

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

Operating results for the 13 weeks and 39 weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 29, 2001. The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

3.       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of dental supplies, retail products and component parts for the manufacturing of teeth whitening systems.

4.       Reclassifications

Certain reclassifications have been made in the prior period's condensed consolidated financial statements to conform with the current period presentation.

5.       Bank Line of Credit

The Company's revolving credit line agreement with the Bank of Hawaii expired on May 25, 2001. The Company is currently in the process of negotiating a new line of credit.

 6.      Long Term Debt

As of September 29, 2001, $800,000 of an original aggregate of $20 million of convertible promissory notes first issued in August 2000 remain outstanding, at an adjusted conversion price of $5.00 per share.

On December 5, 2000, the Company sold to LCO Investments Limited ("LCO") in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5,000,000. LCO is the Company's largest shareholder. The December 2000 Note was convertible into shares of Common Stock of the Company at a conversion price of $5.00 per share. In conjunction with the issuance of the December 2000 Note, warrants to purchase 250,000 shares of Common Stock were issued at an exercise price of $5.00 per share. The warrants have a contractual life of 5 years. The fair value of the warrants issued of $253,000 was recorded as a discount of the December 2000 Note and was being amortized over the life of the note to interest expense. At September 29, 2001 the warrants remain outstanding. Interest accrued at the annual rate of 7.52% and was due and payable along with the principal balance on December 5, 2001. On April 10, 2001, LCO elected to convert the December 2000 Note, together with accrued interest totaling $132,644, into 1,026,529 shares of restricted common stock. As a result of the conversion, the remaining discount of $253,000 was recognized as interest expense on the date of the conversion.

On March 1, 2001, the Company borrowed $2,500,000 from Excimer Vision Leasing L.P. ("EVL") for general working capital. The loan matures on May 10, 2006 and is not prepayable. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and a "final payment" of principal. An initial fixed payment of $10,416.60 was paid on April 1, 2001. Additional monthly payments of $12,500 are due during the loan period. Variable payments are twenty-five dollars for each LATW procedure performed at the Company's 14 current Centers. For the thirty-nine weeks ended September 29, 2001 variable payments totaled $490,000. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

7.       Private Placement

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

In connection with the Offering, the Company engaged Stonegate Securities, Inc., of Dallas, Texas (the "Placement Agent") to act as placement agent for the Offering. For its services, the Company agreed to pay the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issue to the Placement Agent warrants to purchase a total of 537,143 shares of restricted common stock for a per share purchase price of $5.25. The warrants have a five year term. The fees paid to the Placement Agent and the fair value of the warrants of $704,000 were netted against the Offering proceeds.

In connection with the Offering, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement covering the Shares and the common stock underlying the warrants issued to the Placement Agent. The SEC declared the registration statement effective on June 11, 2001.


                          PART II - OTHER INFORMATION

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

o Failure of the Company to generate, sustain or manage growth, including failure to develop new products and expand Associated Center locations and revenues;

o The loss of product market share to competitors and/or development of new or superior technologies by competitors;

o Ongoing operating losses associated with the development, marketing and implementation of new, light-activated teeth whitening technologies;

o Failure of the Company to secure additional financing to complete its aggressive plan for the rollout of a broad base of Associated Centers;

o Unproven market for the Company's new whitening products, whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

o Failure to develop marketing strategies and delivery methods to penetrate non-U.S. markets; and

o        Lack of product diversity.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the transition period ended December 30, 2000.

As of September 29, 2001, the Company has 14 BriteSmile Centers. The following table sets forth certain information relating to the status of the Associated Centers as of September 29, 2001:

                               Associated Centers
                                 Roll-out Status
                            As of September 29, 2001

                                                                    Grand
  Associated Centers             AC's                Int'l         Total
 ------------------------------------------      ---------------------------

 ------------------------------------------      ---------------------------
 Total Under Contract(1)....     3,304                459          3,763
 ------------------------------------------      ---------------------------

 ------------------------------------------      ---------------------------
 Active - In Business.......     2,760                459          3,219
 ------------------------------------------      ---------------------------



(1)Represents all Associated Centers in operation, plus Associated Centers for which a contract has been received but where the dentist who will operate the Associated Center is either awaiting training or shipment of the BS3000 PB device.


The following table sets forth unaudited operating results for the thirteen week period and thirty-nine week period ended September 29, 2001 and September 30, 2000, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                            Thirteen   Thirteen    Thirty-Nine Thirty-Nine
                                          Weeks ended Weeks ended  Weeks ended Weeks ended

                                           Sept. 29,   Sept.30,      Sept.29,   Sept.30,
                                              2001       2000          2001      2000
                                           ---------   --------      --------   --------
Income Statement Data:

Revenues:
 Center whitening fees, net                   25.0%      62.8%         32.7%      58.7%
 Associated Center whitening fees, net        63.1%      29.3%         56.9%      35.3%







 Product sales                                11.9%       7.9%         10.4%       6.0%
                                             ------     ------        ------     ------
  Total revenues, net                        100.0%     100.0%        100.0%     100.0%
                                             ------     ------        ------     ------

Operating Costs and Expenses:
 Operating and occupancy costs                34.5%      69.0%         35.8%     137.9%
 Selling, general and administrative
expenses                                      91.9%     184.4%         90.2%     125.8%
 Research and development expenses             2.6%      10.8%          2.7%      10.9%
 Depreciation and amortization                 8.3%      24.0%          9.9%      22.6%
                                             ------     ------        ------     ------
  Total operating costs and expenses         137.3%     288.2%        138.6%     297.2%
                                             ------     ------        ------     ------

Loss from operations                         -37.3%    -188.2%        -38.6%    -197.2%
                                             ------     ------        ------    -------

Interest income (expense), net                -0.4%      -5.9%         -1.7%      -0.1%
                                             ------     ------        ------     ------

Loss before income tax provision             -37.7%    -194.1%        -40.3%    -197.3%
Provision for income taxes                     0.0%       0.0%          0.2%       0.3%
                                             ------     ------        ------     ------
Net Loss                                     -37.7%    -194.1%        -40.5%    -197.6%
                                             =================        =================



The following are explanations of significant period-to-period changes for the 13 weeks ended September 29, 2001 and September 30, 2000:

Revenues

Total Revenues, net. Total revenues, net increased by $7.5 million, or 145.2%, to $12.7 million for the 13 weeks ended September 29, 2001, from $5.2 million for the 13 weeks ended September 30, 2000.

Center Whitening Fees, net. Center whitening fees, net decreased slightly by $70,000, or 2.0%, to $3.2 million for the 13 weeks ended September 29, 2001, from $3.2 million for the 13 weeks ended September 30, 2000. This decrease was primarily due to the closure of three underperforming Centers in the first quarter of 2001 that were open in the third quarter of 2000. The number of procedures performed in the Centers decreased 6.3% to 7,116 procedures in the third quarter of 2001 compared to 7,591 procedures in the same quarter of 2000, primarily as a result of the closure of three Centers.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $6.5 million, or 428.6%, to $8.0 million for the 13 weeks ended September 29, 2001, from $1.5 million for the 13 weeks ended September 30, 2000. This increase was primarily due to the operation of 3,219 Associated Centers at the end of the 13 weeks ended September 29, 2001 compared to 884 Associated Centers that were in operation at the end of the 13 weeks ended September 30, 2000. Of the 3,219 Associated Centers in operation at September 29, 2001, 459 were international locations. The number of procedures performed in the Associated Centers increased 348.2% to 37,040 procedures in the third quarter of 2001 compared to 8,265 procedures in the same quarter of 2000.

During the 13 weeks ended September 29, 2001, the Company opened 976 new Associated Centers. At September 29, 2001, there were Associated Centers in the process of being placed into operation. Due to training and shipping requirements, there is presently approximately 45 days of lead-time between the signing of an Associated Center agreement and the first paid procedures at that Associated Center.

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

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. Additionally, the Company anticipates opening additional Associated Centers in domestic and international locations over the next twelve months. As a result, Associated Center whitening fees are expected to increase during the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $1.1 million, or 267.3% to $1.5 million for the 13 weeks ended September 29, 2001 from $411,000 for the 13 weeks ended September 30, 2000. Product sales represent the Company's toothpaste, mouthwash, whitening gum and the Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.


Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs decreased as a percentage of revenues to 34.5% for the thirteen weeks ended September 29, 2001, compared to 69.0% in the thirteen weeks ended September 30, 2000. This decrease as a percentage of sales is a reflection of the lower fixed cost structure of the Associated Center sales channel.


Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 91.9% for the third quarter of 2001 compared to 184.4% in the corresponding period in 2000. This decrease was primarily due to improved leveraging of marketing and advertising expenditures across a greater number of Associated Center markets. The increase of $2.1 million in total selling, general and administrative expenses to $11.7 million for the third quarter of 2001 from $9.6 million in the third quarter of 2000 was primarily attributable to increased expenses to support the Company's expansion, including: (i) salaries and benefits and (ii) sales, training, marketing and advertising activities. As a result of catching up on the backlog of new customers which required higher than originally expected field personnel costs, at the start of the fourth quarter of 2001 the Company has been able to streamline its field personnel which will result in lower costs in the future, as well as reductions in corporate overhead expenses.

During the weeks following the September 11, 2001 terrorist attacks, the Company saw an immediate drop in revenue, with the New York area being hardest hit within the BriteSmile network of Associated Centers and the Company's own Center in New York. As a result, the Company assessed the variables in the business that could be controlled and immediately responded to the volatility in sales. The Company took steps to reduce overall expenses by $6.5 million (annualized) against the August/September 2001 run rate.

Research and Development Expenses. Research and development expenses decreased as a percentage of sales to 2.6% for the third quarter of 2001 compared to 10.8% in the corresponding period in 2000. The $334,000 expense incurred in the third quarter of 2001 was primarily related to research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 8.3% for the third quarter of 2001 compared to 24.0% in the corresponding period in 2000. This percentage decrease is primarily due to the increase in both Center and Associated Center sales. The decrease of $184,000 in depreciation and amortization expense to $1.1 million for the third quarter of 2001 is the result of lower depreciation due to the closing of three Centers, offset by a greater number of BS3000 and BS3000PB systems in the Associated Centers.

Interest Expense,net. Interest expense, net decreased to $47,000 for the third quarter of 2001 compared to interest expense, net of $308,000 in the corresponding quarter of 2000. Interest expense decreased as a result of less debt outstanding in the third quarter of 2001 versus the same quarter of 2000.

Net Loss. The net loss decreased $5.3 million to $4.8 million for the third quarter of 2001 compared to a net loss of $10.1 million in the corresponding quarter of 2000. This represents a 52.4% improvement due to a combination of the factors described above. Net loss per share for the third quarter of 2001 was ($0.13) versus ($0.42) reported for the third quarter of 2000, which represents a 69.0% improvement over the third quarter of 2000.


The following are explanations of significant period-to-period changes for the 39 weeks ended September 29, 2001 and September 30, 2000:

Revenues

Total Revenues, net. Total revenues, net increased by $21.8 million, or 168.1%, to $34.8 million for the 39 weeks ended September 29, 2001, from $13.0 million for the 39 weeks ended September 30, 2000.

Center Whitening Fees, net. Center whitening fees, net increased by $4.0 million, or 52.9%, to $11.4 million for the 39 weeks ended September 29, 2001, from $7.4 million for the 39 weeks ended September 30, 2000. This increase was primarily due to a 31.2% increase in comparable Center sales for the first three quarters of 2001.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $15.2 million, or 332.1%, to $19.8 million for the 39 weeks ended September 29, 2001, from $4.6 million for the 39 weeks ended September 30, 2000. This increase was primarily due to the operation of 3,219 Associated Centers at the end of the 39 weeks ended September 29, 2001 compared to 884 Associated Centers that were in operation at the end of the 39 weeks ended September 30, 2000. Of the 3,219 Associated Centers in operation at September 29, 2001, 459 were international locations. The number of procedures performed in the Associated Centers increased 266.4% to 88,860 procedures during the thirty-nine weeks ended September 30, 2001 compared to 24,249 procedures during the thirty-nine weeks ended September 30, 2000.

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

Product Sales. Product sales increased by $2.8 million, or 362.2% to $3.6 million for the 39 weeks ended September 29, 2001 from $779,000 for the 39 weeks ended September 30, 2000. Product sales represent the Company's toothpaste, mouthwash, whitening gum and Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.


Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs decreased as a percentage of revenues to 35.8% for the 39 weeks ended September 29, 2001 compared to 137.9% for the 39 weeks ended September 30, 2000. Similar to the second quarter of 2001, this decrease as a percentage of sales is a reflection of the significant increase in both Center and Associated Center sales combined with decreases in product costs as a percentage of sales as a result of improved purchasing along with the lower fixed cost structure of the Associated Center sales channel. Additionally, operating costs includes $2.0 million of lease financing expenses for the 39 weeks ended September 29, 2001 versus zero lease financing expenses in the same period of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 90.2% for the 39 weeks ended September 29, 2001 compared to 125.8% for the 39 weeks ended September 30, 2000. This decrease was primarily due to improved leveraging of marketing and advertising expenditures across a greater number of Associated Center markets. The increase of $5.8 million in total selling, general and administrative expenses to $31.3 million for the thirty-nine weeks ended September 29, 2001 from $25.5 million in the twenty-six weeks ended July 1, 2000 was primarily attributable to the increase in the Company's infrastructure as it prepared for aggressive expansion of its number of Associated Centers. This included salaries and benefits, and marketing and advertising activities, to support the Company's expansion.

Research and Development Expenses. Research and development expenses decreased as a percentage of sales to 2.7% for the 39 weeks ended September 29, 2001 compared to 10.9% for the 39 weeks ended September 30, 2000. Actual dollars spent on research and development decreased $491,000 between the two periods. For the first three quarters of 2001, the Company incurred expenses primarily related to 1) American Dental Association (ADA) comparative, safety, and efficacy studies, 2) studies performed by Loma Linda University for the young adult market and 3) other research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 9.9% for the 39 weeks ended September 29, 2001 compared to 22.6% during the 39 weeks ended September 30, 2000. This percentage decrease is primarily due to the increase in both Center and Associated Center sales. The increase of $502,000 in depreciation and amortization expense is primarily the result of a greater number of BS3000 and BS3000PB systems in the Associated Centers.

Interest Expense,net. Interest expense, net increased to $578,000 for the 39 weeks ended September 29, 2001 compared to interest expense, net of $45,000 in the 39 weeks ended September 30, 2000. Interest expense in 2001 primarily represents the acceleration of interest expense for the December 2000 Note in the amount of $253,000, along with other debt incurred by the Company and the amortization of the fair market value of the warrants issued with that debt (see
Note 5) and interest expense on the capital leases.

Net Loss. The net loss decreased $11.4 million to $14.0 million for the 39 weeks ended September 29, 2001 compared to a net loss of $25.4 million in the 39 weeks ended September 30, 2000. This represents a 44.9% improvement due to a combination of the factors described above. Net loss per share for the thirty-nine weeks ended September 29, 2001 was ($0.43) versus ($1.06) reported for the thirty-nine weeks ended September 30, 2000, which represents a 59.4% improvement.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At September 29, 2001, the Company had $14.0 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that operating losses will continue through the fiscal year ending December 29, 2001, and that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy and the continued rollout of Associated Centers.

Cash flow used in operations was reduced by $9.8 million to $17.7 million for the 39 weeks ended September 29, 2001 from $27.5 million used in operating activities during the 39 weeks ended September 30, 2000, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $33.5 million for the thirty-nine weeks ended September 29, 2001, as compared to $39.6 million for the same period in 2000. In March 2001, the Company engaged the services of Stonegate Securities, Inc. to assist the Company in raising capital through a private placement. On April 30, 2001, the Company completed a private placement of its common stock in the aggregate amount of $28.2 million to 17 investors and their affiliated funds. The offering consisted of the sale of 5,371,428 shares of the Company's restricted common stock at an offering price of $5.25 per share, resulting in gross proceeds to the Company of $28,199,997. In addition, the Company received $4.6 million in cash from the issuance of common stock upon the exercise of stock options during the first nine months of 2001 compared to $1.5 million received from the issuance of common stock upon the exercise of stock options during the same period in 2000.

Capital expenditures were $7.5 million for the thirty-nine weeks ended September 29, 2001, compared to $10.8 million for the same period in 2000. The capital expenditures in the first three quarters of 2001 were primarily related to the development and purchase of BS3000 and BS3000PB systems for the international Associated Centers, expansion of the Company's call center, and final payments for the build-out of the New York Center. New devices were also funded through the use of $2.4 million from the EVL lease line.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

Option Grants

During the period of July 1, 2001 to September 29, 2001, the Company granted non-qualified stock options to key employees under its 1997 Stock Option and Incentive Plan covering an aggregate of 96,000 shares of the Company's common stock, at exercise prices ranging from $5.55 to $14.00 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 (the "Securities Act") for these grants in that the Company believes such grants were not "sales" within the meaning of the Securities Act.


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

BRITESMILE, INC.


/s/ John L. Reed                                     November 2, 2001
--------------------------------------               ----------------
John L. Reed                                         Date
Chief Executive Officer



/s/ Peter P. Hausback                                 November 2, 2001
--------------------------------------               -----------------
Peter P. Hausback                                    Date
Chief Financial Officer