Form 10-K
period 2001-12-29
BRITESMILE INC
filed 2002-04-10
CIK 866734

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the Fiscal Year Ended: December 29, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11064

                               BRITESMILE, INC.
                               ----------------
       (Exact name of small business issuer as specified in its charter)

                        UTAH                             87-0410364
      ----------------------------------------      ---------------------
            (State or other jurisdiction                (IRS employer
         of incorporation or organization)           identification no.)

                490 North Wiget Lane
              Walnut Creek, California                      94598
      ----------------------------------------      ---------------------
      (Address of principal executive offices)           (Zip Code)

                                (925) 941-6260
                                --------------
               (Issuer's telephone number, including area code)

         Securities registered pursuant to          Name of each exchange
             Section 12(b) of the Act:              on which registered:
      ----------------------------------------      ---------------------
                       None                            Not Applicable

   Securities registered pursuant to Section 12(g) of the Act:
   -----------------------------------------------------------
                 common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock held by non-affiliates as of April 8, 2002 was approximately $83,959,173 based on the closing sale price of the issuer's stock as reported by the NASDAQ NMS on such date.

The number of shares of common stock of the registrant outstanding as of March 26, 2002 was 36,404,461. DOCUMENTS INCORPORATED BY REFERENCE: The registrant incorporates information required by Part III (Items 10, 11, 12 and 13) of this report by reference to the registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

                       BRITESMILE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.
------

Item 1.      Business..................................................................   3

Item 2.      Properties................................................................   9

Item 3.      Legal Proceedings.........................................................  10

Item 4.      Submission of Matters to a Vote of Security Holders.......................  11


PART II.
-------

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....  11

Item 6.      Selected Financial Data...................................................  14

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................  16

Item 8.      Financial Statements and Supplementary Data...............................  31

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................  31


PART III.
--------

Item 10.     Directors and Executive Officers of the Registrant........................  31

Item 11.     Executive Compensation....................................................  31

Item 12.     Security Ownership of Certain Beneficial Owners and Management............  32

Item 13.     Certain Relationships and Related Transactions............................  32

PART IV.
-------

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  32

PART I.

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

During the fourth quarter of the Company's fiscal year ended April 1, 2000, the Company adopted a 52/53-week (4 week - 4 week - 5 week quarter) fiscal calendar. In addition, the Company changed its year end from March to December. Data in this Report reflects the consolidated results of the Company for the audited 52 week period ended December 29, 2001 ("Fiscal 2001"), the audited 39 week transition period ended December 30, 2000 (the "Transition Period"), the audited 52 week period ended April 1, 2000 ("Fiscal 2000"), and the unaudited 39 week period ended December 30, 1999.

Introduction

BriteSmile, Inc., a Utah corporation (the "Company" or "BriteSmile"), and its affiliates develop, produce, sell and lease advanced teeth whitening products, services and technology. BriteSmile's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon-like settings dedicated solely to providing the Company's teeth whitening services and products and which are known as BriteSmile Professional Teeth Whitening Centers ("Centers"), and also in existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers").

BriteSmile offers consumers a new, simple and safe way to return teeth to their optimal natural whiteness in just one visit to a BriteSmile Center or BriteSmile Associated Center. The BriteSmile teeth whitening system utilizes a combination of proprietary gas plasma light or LED technology and wavelength specific gel. The power level is well below that used in other bleaching systems, resulting in greater comfort to consumers without sacrificing the speed of the whitening process. The unique fiberoptic delivery arm of the BriteSmile device permits blue-green light to reach all 16 front teeth simultaneously, whitening the teeth by activating the wavelength specific gel, which is applied to the teeth during three consecutive twenty-minute sessions. Including the time necessary for initial customer evaluation and consultation, prep work and clean up, the customer can complete an entire teeth whitening visit in approximately 90 minutes. The result is immediate superior teeth whitening -- a clinically proven average of 8-9 shades whiter -- and a patient satisfaction rate of over 98%.

BriteSmile developed its light-activated teeth whitening ("LATW") technology in the fiscal year ended March 31, 1999 ("Fiscal 1999"), and in February 1999 began placement of its BS2000 LATW system (the "BS2000") in both Centers and Associated Centers. Currently, the BS2000 is used exclusively in Centers. In November 1999, BriteSmile introduced its mobile BS3000 LATW keycard system ("BS3000") into Associated Centers, and in May 2001, commenced shipping to Associated Centers its state-of-the-art BS3000PB LATW system (the "BS3000PB"), representing the latest refinements to the mobile LATW device used in Associated Centers. The BS3000 and BS3000PB can be installed more quickly than the BS2000 and provides the flexibility and mobility required in dental offices. A dentist at an Associated Center activates the BS3000 device by inserting a key card which has been programmed to allow the device to perform the number of whitening procedures purchased by the Associated Center. The Company ships key cards via regular or express mail to an Associated Center after receiving a key card order via phone or fax or over the Internet. The BS3000PB device incorporates a code number system, which enables the dentist to program the device with a numerical code to perform whitening procedures based upon the number of such procedures purchased from the Company. The Company provides the Associated Center dentist with the code numbers to program the BS3000PB via fax or e-mail, thus, eliminating the need to ship key cards to Associated

Centers. The Company is continuing its research and development efforts to improve its current LATW systems in order to maintain and strengthen its competitive advantage.

Centers are located in major metropolitan areas nationwide. Centers offer customers a salon-like environment dedicated solely to the business of teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist supervises the BriteSmile procedure in his or her dental office.

As of March 1, 2002, BriteSmile had 14 Centers operating in the following locations: Beverly Hills, Irvine, Walnut Creek, Palo Alto and La Jolla, CA; Chicago, IL; Phoenix, AZ; Boca Raton, FL; Honolulu, HI; Atlanta, GA; Houston, TX; Denver, CO; Boston, MA; and New York, NY. The Centers serve as the anchor in 12 major U.S. markets, with the geographically contiguous Associated Centers providing consumers with multiple location options. This "cluster" of Associated Centers surrounding a BriteSmile Center allows the Company to have maximum advertising impact and visibility in a market by leveraging marketing and advertising dollars, and optimizing consumer exposure to the BriteSmile brand.

As of March 1, 2002, BriteSmile has contracted with dentists to operate approximately 4,109 Associated Centers, of which 4,050 were in operation throughout the United States and around the world in 35 countries. BriteSmile plans to open additional Associated Centers in the United States and in select foreign locations in the future.

The Company also sells BriteSmile brand post-whitening maintenance products, including toothpaste, mouthwash, whitening chewing gum and electric toothbrushes, to consumers in Centers, Associated Centers, and on its Internet site. The Company is currently developing other BriteSmile brand post-whitening products.

The Company operates in one reportable segment, that of teeth whitening services and products. The Company's chief operating decision-maker has determined the operating segment based upon how the business is managed and operated. Geographical segments are not material as of December 29, 2001.

Recent Business Developments

Associated Center Expansion
---------------------------

BriteSmile continues to identify and recruit dentists practicing in both Center and non-Center markets to establish complementary Associated Centers in their respective markets. Currently, the Company does not plan to open additional Centers.

To date, BriteSmile has contracted with dentists to operate over 4,109 Associated Centers, of which 4,050 were in operation as of March 1, 2002. This compares to only 1,383 Associated Centers in operation at the same time last year. During the quarter ended December 29, 2001, the Company placed into operation 740 new Associated Centers, of which 193 were in international locations.

International Expansion
-----------------------

In May 1999, the Company established BriteSmile International Limited ("BriteSmile International"), a Dublin, Ireland-based subsidiary, to facilitate international distribution of the Company's LATW systems. BriteSmile International has since introduced the BS3000 and BS3000PB in 28 countries under distributorship agreements. As of March 2, 2002, the Company has contracted with dentists to operate 745 Associated Centers outside the United States. BriteSmile International is continuing to explore additional international distribution opportunities in Europe, Latin America and Asia.

Internal Infrastructure
-----------------------

The Company built its internal infrastructure to provide the finest consumer experience in teeth whitening. In February 1999, BriteSmile established a national Call Center in order to efficiently handle incoming consumer inquiries and to book appointments via the Company's proprietary web-based scheduling system (the "Scheduler"). The Call Center, located at the Company's corporate headquarters in Walnut Creek, California, is equipped with advanced telephone and computer equipment to service consumers calling BriteSmile's toll free telephone numbers. The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed in Centers, and payments. The Scheduler allows the Call Center, and each BriteSmile Center and BriteSmile Associated Center, to view and interact on a real-time basis with dentists' schedules. It also enables management to closely monitor performance of advertising campaigns and sales agents, and Center and Associated Center operational and financial results.

Year 2001 Private Placement
---------------------------

On April 30, 2001, the Company completed a private offering (the "Offering") of its restricted common stock, par value $0.001 per share. The Offering involved sales of a total of 5,371,428 shares of restricted common stock (the "Shares") to 17 accredited investors and their affiliated funds (the "April 2001 Investors"). None of the April 2001 Investors were affiliated with the Company before the completion of the Offering, nor did they have any other relationship with the Company. The Company sold the Shares for $5.25 per share, yielding gross proceeds to the Company of $28.2 million.

In connection with the Offering, the Company engaged Stonegate Securities, Inc. of Dallas, Texas (the "Placement Agent") to act as placement agent for the Offering. For its services, the Company paid the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issued to the Placement Agent warrants to purchase a total of 537,143 shares of restricted common stock for a per share purchase price of $5.25. The warrants have a five year term. The fees paid to the Placement Agent and the fair value of the warrants of $2,239,886 were netted against the Offering proceeds. To date, the Placement Agent has exercised warrants to purchase 429,048 shares of common stock.

In connection with the Offering, the Company filed with the Securities and Exchange Commission (the "SEC") a registration statement covering the Shares and the common stock underlying the warrants issued to the Placement Agent. The SEC declared the registration statement effective on June 11, 2001.

In connection with the Offering, on March 14, 2001, the Company issued warrants to purchase 100,000 shares of common stock for a per share price of $5.00 to Pequot Partners Fund, L.P., Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., LCO Investment Limited, P de P Tech Limited, John Reed and Brad Peters, in exchange for agreeing to cover any cash shortfall in the Offering up to $5 million. The warrants have a five-year term. The fair value of the warrants of $225,000 was netted against the Offering proceeds.

EVL Lease Agreement
-------------------

On December 29, 2000, as amended in February 2001, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL"). EVL leases laser vision correction equipment to ophthalmologists. Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL. Effective June 30, 2001, CAP America Limited increased its ownership in EVL from 1.79% to 70% and CAP America Trust decreased its ownership interest from 78.21% to 10%. On the same day, CAP America Limited was sold to LCO Investments Limited ("LCO"), the Company's major shareholder. Mr. Pilaro is also Chairman of LCO. The remaining 20% ownership interest in EVL is held by persons not affiliated with the Company.

In addition to providing working capital to the Company, the lease line of credit enabled the Company to place up to 1,755 new BS3000PB teeth whitening devices in Associated Centers in the U.S. Pursuant to the lease line agreement, EVL purchased from the Company 1,245 BS3000 teeth-whitening devices currently used in various Associated Centers in the United States for $5 million. During Fiscal 2001, the Company utilized the remaining $10 million available on the lease line to purchase BS 3000PB devices for placement in Associated Centers. EVL leases all devices to the Company for a term of five years. The Company pays EVL a monthly rental for each device consisting of a fixed amount, plus a "variable rent" payment in the amount of $25 for each right to perform a procedure purchased by the Associated Center where the corresponding device is located. During Fiscal 2001 $2,680,000 in rent expense was recorded relative to this lease arrangement.

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

CAP Advisers Line of Credit
---------------------------

In December 2001, as amended in March 2002, BriteSmile International entered into Credit and Security Agreements (the "Credit Agreements") with CAP Advisers Limited ("CAP Advisers"). The Credit Agreements provide for secured loans to the Company of up to $1.5 million, and an unsecured line of credit of up to $1 million. Any principal advanced under the unsecured portion of the line of credit is payable on demand, and bears interest at a fluctuating rate equal to LIBOR plus 200 basis points, payable monthly. Advances under the unsecured $1 million line may be used for general business purposes, including use by the Company. Advances under the unsecured $1 million line may be used to purchase BS3000PB devices for non-U.S. deployment. Mr. Pilaro, the Company's Chairman, is also Chairman of CAP Advisers. CAP Advisers is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO, the Company's major shareholder.

EVL Loan Agreement
------------------

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and a "final payment" of principal. An initial fixed payment of $10,417 was paid on April 1, 2001. Additional fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company's 14 Centers. For the fifty-two weeks ended December 29, 2001 variable payments totaled $664,000 and the unpaid balance of the loan was $2,083,000. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

Management
----------

Effective January 2002 the Company appointed Derek Correia as Executive Vice-President, Marketing. Mr. Correia replaces Michael P. Whan, who left the Company to pursue other opportunities. Mr. Correia initially joined BriteSmile in September 2000. He brings to the Company 10 years of experience in consumer marketing and brand management working for Fortune 500 companies with dynamic consumer brands. Prior to joining BriteSmile, Mr. Correia served as Senior Vice President of Marketing for Renaissance Cruises; Vice-President, Product and Brand Marketing for Burger King Corporation; and Director, Innovation and Brand Marketing for Pizza Hut, Inc.

Market for Products and Services

The Company continues to believe that the market for teeth whitening services and products is large and growing. According to a study conducted by Dental Products Report, it is estimated that professionally administered bleaching products and services exceeded $1.3 billion for the year 2000. While data is not yet available for 2001, indications are that this number has increased significantly, consistent with a proliferation of products and services available professionally. The retail market for whitening products also continues to grow, including whitening toothpastes, over-the-counter and direct-to-consumer home gel and tray systems, as well as strips.

Domestically, various independent surveys have indicated 70%-80% of adults are not happy with the current color of their teeth. This, combined with the increasing desire for physical self-improvement and a continuing rise in "vanity" spending, creates a favorable marketplace for continued long-term growth, despite the recent economic downturn. Globally, acceptance of teeth whitening and western trends in physical self-improvement continue to be encouraging. This perception is supported by the Company's continued growth in distribution as well as international Associated Center productivity, despite minimal advertising investment.

No customer accounted for more than 10% of net sales during Fiscal 2001, the Transition Period or Fiscal 2000.

Marketing and Distribution

BriteSmile's teeth-whitening procedures are marketed primarily via consumer advertising, a somewhat unique approach within professional dentistry. The Company employs a strategy of marketing whereby all advertising includes a toll-free number for consumers to call to make an appointment at Associated Centers or at a Company-owned Center after seeing or hearing the ads. Core advertising efforts include TV, radio and print. Historically, the Company purchased most of its media locally in markets of significant density, and specifically where Centers are located. However, as the Company achieved national distribution and associated economies of scale, it switched to national advertising in the fourth quarter of 2001.

Competition

The Company's LATW procedure competes with all teeth whitening products and services. These include in-office bleaching systems, professionally administered take home bleaching systems, and over-the-counter and direct to consumer products such as pastes, gels and strips. Competition continues to proliferate, as consumer demand for whitening increases.

Numerous manufacturers and individual brands compete in the various product arenas. Recently, a number of companies have entered the LATW arena with products of their own. Some of these companies are also in the professional tray business. A significant development in 2001 was the launch of Crest WhiteStrips, a new methodology for at-home whitening. These strips are sold over-the-counter as well as in dentist's offices, where a higher concentration of peroxide is used. Many competing products have a substantially longer treatment time (weeks or more) than the BriteSmile 90-minute procedure.

Virtually all professional whitening systems use some type of peroxide, usually a hydrogen peroxide for in-office procedures, and a milder carbamide peroxide for at-home use. BriteSmile's LATW system uses a 15% hydrogen peroxide solution, a relatively low percentage for an in-office procedure. As a result, BriteSmile's process has low sensitivity (less than 10%) relative to many competing procedures.

BriteSmile has performed numerous independent clinical studies on safety and efficacy. These include studies at the University of Medicine and Dentistry of New Jersey, Forsyth Institute, Loma Linda University, and New York University. These studies have not only proven the safety of the BriteSmile process on teeth, gums and dental work, but have also proven the efficacy of BriteSmile's LATW. In one of these studies BriteSmile's efficacy was compared against a leading professional take home tray system, an in-office curing-light process, and a leading whitening toothpaste. In all instances BriteSmile was proven to have significantly greater whitening efficacy as measured by the Vita-Pan(R) shade differential scale.

BriteSmile continues to invest in research and development, and is investigating advanced gel and light technology to ensure a continued leadership position in teeth whitening safety, speed and efficacy, however there is no guarantee that this leadership position will be maintained despite these efforts.

Sources of Supply

The Company has subcontracted the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado. The Company leases a significant number of its LATW systems used in Associated Centers from EVL pursuant to the $15 million lease line of credit entered into on December 29, 2000. See Item 1--"Business, Recent Business Developments, EVL Lease Agreement," above. Goods purchased to produce the LATW device and gel and equip the Centers and Associated Centers are in some cases unique and purchased from a single vendor. In those cases the Company believes it could purchase items meeting its design specifications from other vendors within the industry. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Contractual Relationships with Centers

A licensed dentist, and a dental hygienist or licensed dental assistant, administer the Company's LATW process at Centers. Regarding the relationship between the Company and such dentists, the dentists generally create a professional corporation (the "PC"), which enters into various agreements with the Company. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administering of the LATW. A Deficit Funding Agreement between the Company and the PC obligates the Company to fund any Center operating losses by lending necessary funds to the PC which are repayable solely from the assets of the PC, and without recourse against any officer, director, or shareholder of the PC. Under a Security Agreement between the Company and the PC, the PC grants to the Company a security interest in all of the PC's accounts, general intangibles, equipment, and fixtures to secure the PC's obligations under the Deficit Funding Agreement. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers

Associated Centers are located within existing independent dental offices pursuant to a BriteSmile Systems Agreement (the "Systems Agreement") between the Company and a dentist (the "Associated Center Dentist"). The Systems Agreement specifies the number of devices to be located at the Associated Center, payment terms, and the obligations of both parties with respect to use and maintenance of the LATW equipment.

Patents, Trademarks and Licenses

The Company has filed a number of patent applications related to the LATW system which have been issued or are pending, including patent applications related to the composition of the Company's whitening gel, methods of whitening teeth with light tissue isolation barriers, the Company's business method and the Company's unique system of delivery of light to all teeth simultaneously through the Company's gas-plasma light activating device. In addition, the Company has ongoing research and development efforts to improve and expand the Company's current technology, and to develop new tooth whitening compositions and light devices.

Since December 30, 2000, patents have been issued to the Company related to methods of LATW, and a design for a device that provides light to teeth for whitening procedures. Additionally, method claims related to LATW have been allowed but not yet issued.

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

In most states the Company's teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BriteSmile corporate structure and contractual relationships with PCs that provide LATW services to consumers must be reviewed by, and require the express approval of, that state's agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for the Company's operation of Centers. The Company has obtained all required government approvals for its Centers. The Company intends to continue to cooperate with state regulatory agencies, and obtain all necessary governmental approvals. Even with such approvals there can be no assurance that future enactments, amendments, or interpretations of government regulations will not be more stringent, and will not require structural, organizational, and operational modifications of the Company's existing and future contractual relationships with PCs which provide LATW services. However, management believes that its present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local regulations.

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

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services with coverage limits of $5 million per occurrence and $5 million per year. While the Company intends to continue to insure against such actions, there can be no assurance that the Company will be successful in maintaining such coverage or that the limits of such policies will be adequate or renewable at prices or on terms that are sufficient for the Company's business. A successful claim against the Company in excess of any insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of the merit or eventual outcome of such claims, also may have a material adverse effect on the Company's reputation and business.

Employees

As of March 1, 2002, the Company had 110 full-time employees and 14 part-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

In November 1999 the Company relocated its corporate offices to Walnut Creek, California. In September 1999, the Company entered into a lease agreement through April 2007 for its 13,746 square foot corporate office facility in Walnut Creek, California. This facility is used for administration, Call Center
and office space.   In July 2001, the Company entered into a lease agreement
through July 2002 for a 10,255 square foot facility for warehousing and distribution located in Walnut Creek, California next to its corporate office. The Company is currently negotiating an extension of that lease.

The Company's facilities in Walnut Creek, California are in good repair.

As of the date of this Report, the Company has fourteen 14 Centers operating under lease agreements in the following locations:

  Lease Site                        Lease Term
  ----------                        ----------

  Atlanta, GA                   5
  Beverly Hills, CA            10
  Boca Raton, FL                5
  Boston, MA                    5
  Chicago, IL                  10
  Denver, CO                   10
  Honolulu, HI                  5
  Houston, TX                   6
  Irvine, CA                   10
  LaJolla, CA                  10
  New York, NY                 10
  Palo Alto, CA                 5
  Phoenix, AZ                   6
  Walnut Creek, CA              5

Each Center lease covers prime street-level retail spaces, consisting of approximately 3,000-7,000 square feet, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment, all in excellent condition.

During fiscal year 2001 the Company closed three of its less productive Centers, which operated under the following lease agreements. In December 2001, the Company also terminated plans to open a new Center in San Francisco. At present, the Company remains obligated under these leases, and plans to sub-lease and/or negotiate termination of the leases.

  Lease Site                 Lease Term
  ----------                 ----------

  Coral Gables, FL               5
  Ft. Lauderdale, FL             7
  Pasadena, CA                   5
  San Francisco                 10

ITEM 3.  LEGAL PROCEEDINGS

On November 30, 2001, Banc of America Securities, LLC ("BAS") commenced an action against the Company in the United States District Court for the Southern District of New York for breach of contract seeking to recover approximately $1.7 million as a commission fee on a private placement offering of the Company's securities. BAS alleges that the Company breached its contract with BAS by employing another investment bank to carry out its private placement and by refusing to pay a fee to BAS based upon the proceeds thereof.

The Company has filed an answer denying the material allegations of BAS' complaint and alleging affirmatively that BAS itself breached its contract with the Company by abandoning its efforts to market and sell the Company's securities. The Company further alleges that after BAS advised the Company of its inability to place the Company's securities, BAS acquiesced in the appointment of another placement agent for the sale of the Company's securities. The Company has filed counterclaims against BAS for $2 million alleging that BAS' performance under the agreement was careless, negligent and indifferent and that the abandonment of its duties constituted a breach of contract.

Pretrial discovery is in its initial stages and there have been no depositions conducted to date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this Report.

PART II.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 7, 2000, the common stock of the Company commenced trading on the NASDAQ National Market System under the symbol "BSML". Prior to its listing on NASDAQ, from 1995 to April 2000, the Company's common stock was listed for trading on the American Stock Exchange (AMEX: BWT). The following table sets forth, for each full quarterly period during Fiscal 2001 and the Transition Period, high and low sales price information as reported by Nasdaq, AMEX, or other electronic services, as the case may be.

                                                          High             Low
                                                          ----             ---

     Fiscal Year Ended December 29, 2001
     -----------------------------------
     March 31, 2001                                     $ 6.2500         $2.438
     June 30, 2001                                      $ 12.000         $4.938
     September 29, 2001                                 $14.5000         $5.203
     December 29, 2001                                  $ 6.2500         $3.266

     Transition Period Ended December 30, 2000
     -----------------------------------------
     July 1, 2000                                       $ 10.875         $3.281
     September 30, 2000                                 $  9.812         $3.250
     December 30, 2000                                  $  8.281         $2.187

As of March 26, 2002, there were 314 holders of record of the Company's common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Fiscal Year Ending April 1, 2000
--------------------------------

Effective June 4, 1999, the Company sold 1,355,555 shares of restricted common stock in a private placement for $15 million. 1,004,043 of the shares were sold to nine private investors, including LCO , for $11.12 million. The remaining 351,512 shares were sold to a group of 18 individuals, including members of senior management, the Company's Board of Directors, and key consultants ("Management Purchasers") for $3.88 million. The purchase price was $10.95 per share. However, four of the purchasers, including three non-employee directors of the Company and LCO, purchased at $11.525 per share. CAP Advisers provided financing for the Management Purchasers. All purchasers acquired certain registration rights.

Effective January 12, 2000, the Company sold 77,318 shares of restricted common stock in a private placement to Andrew J. McKelvey for cash proceeds of $464,000, or $6.00 per share. Mr. McKelvey also acquired certain registration rights with respect to the shares. Bradford Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares.

Effective January 12, 2000, the Company sold in a private placement a total of 30,927 shares of restricted common stock to Quota Rabbicco II, Ltd., Argonaut Partnership, L.P., and David E. Gerstenhaber for $186,000 or $6.00 per share. The three purchasers also acquired certain registration rights with respect to the shares.

On January 18, 2000, the Company sold in a private placement 3,333,333 shares of its restricted common stock, representing 14.2 percent of the Company's total shares then outstanding, for aggregate proceeds of $20 million. The purchase price was $6.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares)(collectively, the "Pequot Investors"). Pursuant to a Registration Rights Agreement entered into with the Company, the Pequot Investors acquired both demand and piggyback registration rights to cause the Company to register their shares for offer and sale under the 1933 Act. Pursuant to a Voting and Co-Sale Agreement entered into between the Company, the Pequot Investors, and LCO, the Company granted to the Pequot Investors the right to designate one person to be appointed to the Board of Directors of the Company, and to be nominated for election as a director in any shareholders meeting at which directors are elected. The Pequot Investors appointed Mr. Gerald Poch to serve as their designee on the Company's Board of Directors.

Transition Period Ended December 30, 2000
-----------------------------------------

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Note Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20 million.

Initially, the August 2000 Notes were convertible into shares of the Company's restricted common stock at a per share conversion price of $6.18, which was 120% of the average of the closing bid price of the common stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") for the purchase a total of 1,618,121 shares of common stock, which have a term of five years and initially had an exercise price of $7.21 per share. The fair value of the Warrants issued of $2.1 million was recorded as a discount against the August 2000 Notes and was being amortized over the life of the August 2000 Notes to interest expense.

Pursuant to Registration Rights Agreements between the Note Investors and the Company, the Company registered with the SEC, effective August 25, 2000, the shares of common stock underlying the August 2000 Notes and Warrants for resale under the Securities Act.

Seven of the Note Investors, who purchased an aggregate amount of $15.7 million of the August 2000 Notes, are affiliates of the Company. The affiliated Note Investors include LCO (the principal shareholder of the Company and affiliated with director Anthony Pilaro), John Reed (shareholder, CEO and director), Dr. Gasper Lazzara, Jr. (director), Andrew McKelvey (shareholder and affiliated with director Bradford Peters), and Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., and the Pequot Investors (shareholders and affiliated with director Gerald Poch).

Four of the Note Investors, who purchased a total of $4.3 million principal amount of the August 2000 Notes, are unaffiliated with the Company. These unaffiliated Note Investors are CapEx, L.P., Pacific Mezzanine Fund, VenCap Opportunities Fund, L.P., and Wendell Starke.

On December 5, 2000, the Company sold to LCO in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5 million. This December 2000 Note, together with accrued interest of $132,644, was converted into 1,026,529 shares of restricted common stock of the Company on April 10, 2001, at a conversion price of $5.00 per share. In conjunction with the issuance of the December 2000 Note, LCO was granted warrants for 250,000 shares at $5.00 per share. The fair value of the warrants issued of

$253,000 was recorded as a discount against the December 2000 Note and is being amortized over the life of the December 2000 Note to interest expense. The unamortized fair value of the warrants was recorded as additional interest expense upon conversion of the Note. All 250,000 warrants granted in connection with the December 2000 Note Offering remain outstanding and unexercised.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share. Additionally, the fair value of the Warrants was adjusted to $2.3 million based upon the change in conversion price and the discount of the August 2000 Notes was adjusted accordingly. The new fair value of the Warrants was amortized on a straight-line basis over the life of the August 2000 Notes to interest expense.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted their August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of common stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, other Note Investors agreed with the Company to convert an aggregate of $13,642,000 in principal amount of their August 2000 Notes, together with accrued interest, into 3,568,560 shares of common stock at an amended conversion price of $3.8625 per share. Upon conversion of these notes, the related unamortized discount of $2.2 million arising from the fair value of the Warrants was immediately recorded as interest expense.

Of the original principal amount of $20 million of August 2000 Notes, as of the date of this Report, $800,000 in principal amount has not been converted and remains outstanding.

Of the original Warrants issued in the August 2000 Note offering, all 1,506,311 Warrants remain outstanding and unexercised.

In March 2002, the Company granted warrants to purchase 80,000 share of common stock to certain guarantors of 2002 working capital. The warrants are exercisable at $4.70 per share. See Item 7--Management's Discussion and Analysis--Liquidity and Capital Resources--"Additional Working Capital Guarantees." As a result of the issuance of these warrants, the conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $4.70 per share.

The conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants, continues to be subject to additional adjustments from time to time upon the occurrence of certain other events described in the August 2000 Notes and Warrants, including future issuances of common stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers. At any time after the third anniversary of the issuance date of the August 2000 Notes, the remaining Note holders have the right, but not the obligation, to cause the Company to redeem all or a portion of the August 2000 Notes.

Fiscal Year Ended December 29, 2001
-----------------------------------

On April 30, 2001, the Company completed the Offering. The Offering involved sales of a total of 5,371,428 Shares to the April 2001 Investors. None of the April 2001 Investors were affiliated with the Company before the completion of the Offering. The Company sold the Shares for $5.25 per share, yielding gross proceeds to the Company of $28.2 million.

In connection with the Offering, the Company paid the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issued to the Placement Agent warrants to purchase a total of 537,143 shares of restricted common stock for a per share purchase price of $5.25. The warrants have a five-year term. The fees paid to the Placement Agent and the fair value of the warrants of $704,000 were netted against the Offering proceeds. To date, the Placement Agent has exercised warrants to purchase 429,048 shares of common stock.

In connection with the Offering, the Company filed with the SEC a registration statement covering the Shares and the common stock underlying the warrants issued to the Placement Agent. The SEC declared the registration statement effective on June 11, 2001.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance was not made by any means of general solicitation; the securities were acquired by the investors without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, were not registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

Stock Options
-------------

Since March 31, 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan"). As of March 4, 2002, options for 745,462 shares of common stock have been exercised, 2,075,250 have been forfeited and 5,360,212 remain outstanding and unexercised.
Additional options for approximately 856,001 shares have been granted to certain vendors and consultants outside the 1997 Plan, and remain outstanding and unexercised as of the date of this Report. Options for 468,332 shares have been exercised by such vendors and consultants outside the 1997 Plan. The exercise price of the options granted during that period ranges from $1.00 to $13.75 per share. Most of the options vest and become exercisable in increments over time.

The Company has registered with the SEC, on Form S-8, up to 4,000,000 million shares of common stock subject to stock options which have been or may in the future be granted under the Company's 1997 Plan, and up to 675,000 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. The Company intends to register with the SEC on Form S-8 such additional shares of common stock as will be necessary to cover all 7,000,000 option shares presently authorized to be issued under the Company's 1997 Plan.

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

                                                         Dec 29,       Dec 30,   April 1,    March 31,  March 31,
                                                           2001         2000       2000        1999        1998
                                                          ------        ----       ----        ----        ----
                                                                      (As Restated)
                                                                 (in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents..............................  $ 7,162       $ 5,701    $10,969    $ 6,200     $   503
Working capital........................................    2,929        (4,808)    10,869      3,498       1,198
Current assets.........................................   15,614        13,257     15,018      7,780       3,082
Total assets...........................................   39,847        30,131     32,390     10,432       4,662
Long-term obligations, less current maturities.........    4,849         1,727        122          -           -
Stockholders' equity...................................   20,556         9,519     28,119      6,060       1,847

                                                                            9-month
                                                                           Transition
                                                           Year Ended     Period Ended                 Year Ended
                                                                                         --------------------------------------
                                                             Dec.29,        Dec. 30,        April 1,     March 31,    March 31,
                                                              2001            2000           2000          1999         1998
                                                              ----            ----           ----          ----         ----
                                                                          (As restated)
Consolidated Statement of Operations data:                               (in thousands, except per share data)

Net Sales                                                  $    43,230     $    16,304   $     8,044   $       547   $    4,609

Operating and occupancy costs                                   16,744           9,462        13,849           946        5,813
Selling, general and administrative                             43,492          30,556        14,498         4,627        4,508
Research and development                                         1,849           1,811         1,748         3,201          906
Depreciation and amortization                                    4,715           3,830         1,457           123          422
Restructuring expense                                              879             778           472         1,030        2,017
Impairment charges                                               1,217           1,254             -         2,525            -
Loss on sale/leaseback                                               -           7,138             -             -            -
                                                           --------------------------------------------------------------------

Total operating expenses                                        68,896          54,829        32,024        12,452       13,666
                                                           --------------------------------------------------------------------

Loss from operations                                           (25,666)        (38,525)      (23,980)      (11,905)      (9,057)

Other income (expense), net                                       (776)         (5,961)          475           138          (56)
                                                           --------------------------------------------------------------------

Loss before income tax provision                               (26,442)        (44,486)      (23,505)      (11,767)      (9,113)
Provision for income taxes                                          57              26            11             -            -
                                                           --------------------------------------------------------------------

Net Loss, before cumulative effect of change in
 accounting principle                                      $   (26,499)    $   (44,512)  $   (23,516)  $   (11,767)  $   (9,113)

Cumulative effect of change in accounting principle                  -            (272)            -             -            -
                                                           --------------------------------------------------------------------
Net Loss                                                   $   (26,499)    $   (44,784)  $   (23,516)  $   (11,767)  $   (9,113)
                                                           ====================================================================

Basic and Diluted Net Loss per Share:
Before cumulative effect of change in accounting
 principle                                                 $     (0.79)    $     (1.82)  $     (1.18)  $     (1.13)  $    (1.62)
                                                           ====================================================================
Cumulative effect of change in accounting principle                  -     $     (0.01)            -             -            -
                                                           ====================================================================
Basic and diluted net loss per share                       $     (0.79)    $     (1.83)  $     (1.18)  $     (1.13)  $    (1.62)
                                                           ====================================================================

Weighted average shares outstanding-diluted                 33,550,316      24,493,676    19,995,796    10,409,212    5,630,000
                                                           ====================================================================

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

Financial Restatement

The Company's financial statements for the 9-month transition period ended December 30, 2000 (the "Transition Period"), and for the first three quarters of the fiscal year ended December 29, 2001 ("Fiscal 2001"), have been restated due to adoption of a change in the Company's revenue recognition policy related to revenue from Associated Centers. See "Revenue Recognition" below. See also Consolidated Statements of Operations on pages F-5, and Footnote 17, Quarterly Results, on page F-29. For the Transition Period, the restatement reflects a reduction in revenues of $504,000, a cumulative effect of a change in accounting principle of $272,000, and an increase in net loss for the period of $776,000, or 1.76%, compared to the net loss previously reported.

Critical Accounting Policies And Estimates

General
-------

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition
-------------------

BriteSmile recognizes revenue related to retail products at the time such products are sold to customers.

BriteSmile recognizes revenue at Company operated Centers at the time a whitening procedure is performed.

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Deferred revenue is recorded for the full value of the key cards and access codes at the time of sale only if BriteSmile is contractually entitled to invoice the Associated Center for the full value of the sale and the Associated Center is obligated to pay such invoice, thereby creating a corresponding account receivable. Deferred revenue is subsequently recognized as revenue over the estimated period that the whitening procedures which can be performed via the key cards and access codes are expected to be used, currently 30 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center; however, it does provide credits to the ultimate whitening customer for a "whitening guarantee." BriteSmile recognizes those credits by reducing its revenue.

Bad Debt
--------

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory
---------

BriteSmile is required to state its inventories at the lower of cost or market. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Equipment and Improvements - Carrying Value Near Recoverability
-------------------------------------------------------------------------
Estimate
--------

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. Management determined that impairment indicators did exist in Fiscal 2001 based upon continued operating losses and negative cash flow. BriteSmile's current estimates of recoverability for its property, equipment and improvements indicated those assets would not have been recoverable if management's estimates of future cash flows had been 295% lower than its current estimate. BriteSmile's recoverability estimates are based on current revenue levels continuing to grow at approximately 20% per annum compared to an historical growth rate of approximately 114%. BriteSmile has further assumed that operating costs will increase by approximately 3% per annum compared to an historical increase of approximately 157%. The Company completed a major restructuring of its cost structure in the fourth quarter of Fiscal 2001 with plans to reduce operating costs by approximately $14 million per year compared to Fiscal 2001. Had BriteSmile's recoverability estimates resulted in a determination that these assets were not recoverable, BriteSmile would have recognized an impairment loss in Fiscal 2001.

Store Closures
--------------

During Fiscal 2001 and the Transition Period, BriteSmile recorded significant reserves in connection with store closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.

Legal Contingencies
-------------------

BriteSmile is currently a party to certain legal action. As discussed in Note 14 of BriteSmile's consolidated financial statements, management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matter. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred. As of December 29, 2001, no amounts had been accrued for costs related to these legal actions.

Results of Operations

During the fourth quarter of the Company's fiscal year ended April 1, 2000 ("Fiscal 2000"), the Company adopted a 52/53-week (4 week - 4 week - 5 week quarter) fiscal calendar. In addition, the Company changed its year end from March to December. The first such 52 week calendar period to be audited is Fiscal 2001. Accordingly, the audited financial information in this Annual Report on Form 10-K includes only Fiscal 2001 (the 52-week period ended December 29, 2001), the Transition Period (the 39 weeks ended December 30, 2000), and Fiscal 2000 (the 52 weeks ended April 1, 2000).

The following table sets forth, for the periods indicated, certain information relating to the operations of the Company. The unaudited information for Fiscal 2000 and 39 weeks ended December 30, 1999 was prepared by the Company for the reader's information only, and is not covered by the auditor's report contained herein.

                                               52 Weeks Ended    39 Weeks Ended     52 Weeks Ended   52 Weeks Ended   39 Weeks Ended
                                                December 29,       December 30,       December 30,      April 1,       December 30,
                                                    2001               2000               2000            2000             1999
                                                  (audited)          (audited)        (unaudited)       (audited)       (unaudited)
                                              --------------------------------------------------------------------------------------
                                                                  (As Restated)
REVENUES:
 Center whitening fees, net....................   $    14,333       $     9,315         $    11,295     $     5,838     $     3,858
 Associated Center whitening fees, net.........        24,048             5,766               6,994           1,970             742
 Product sales.................................         4,849             1,223               1,362             236              97
                                                  -----------       -----------         -----------     -----------     -----------

   Total revenues, net.........................        43,230            16,304              19,651           8,044           4,697
                                                  -----------       -----------         -----------     -----------     -----------

OPERATING COSTS AND EXPENSES
 Operating and occupancy costs.................        16,744             9,462              16,580          13,849           6,731
 Selling, General and administrative expenses..        43,492            30,556              32,753          14,498          12,301
 Research and development expenses.............         1,849             1,811               2,280           1,748           1,279
 Depreciation and amortization.................         4,715             3,830               4,513           1,457             774
 Restructuring expense.........................           879               778                 950             472             300
 Impairment charges............................         1,217             1,254               1,254               -               -
 Loss on sale/leaseback transaction............             -             7,138               7,138               -               -
                                                  -----------       -----------         -----------     -----------     -----------

   Total operating costs and expenses..........        68,896            54,829              65,468          32,024          21,385
                                                  -----------       -----------         -----------     -----------     -----------

     Loss from operations......................       (25,666)          (38,525)            (45,817)        (23,980)        (16,688)
                                                  -----------       -----------         -----------     -----------     -----------

OTHER INCOME (EXPENSE), net....................          (776)           (5,961)             (5,766)            475             280
                                                  -----------       -----------         -----------     -----------     -----------

     Loss before income tax provision and
      change in accounting principle...........       (26,442)          (44,486)            (51,583)        (23,505)        (16,408)

INCOME TAX PROVISION...........................            57                26                  37              11               -
                                                  -----------       -----------         -----------     -----------     -----------

  Net loss before change in accounting
   principle...................................   $   (26,499)      $   (44,512)        $   (51,620)    $   (23,516)    $   (16,408)
   Cumulative effect of change in accounting
   principle, net of taxes.....................             -              (272)               (272)              -               -
                                                  -----------       -----------         -----------     -----------     -----------

     Net loss..................................   $   (26,499)      $   (44,784)        $   (51,892)    $    23,516)    $   (16,408)
                                                  ===========       ===========         ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE BEFORE
 CHANGE IN ACCOUNTING PRINCIPLE................   $     (0.79)      $     (1.82)        $     (2.13)    $     (1.18)         $(0.87)
                                                  ===========       ===========         ===========     ===========     ===========

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE.....................................   $         -       $     (0.01)        $     (0.01)    $         -     $         -
                                                  ===========       ===========         ===========     ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE...........
                                                  $     (0.79)      $     (1.83)        $     (2.14)    $     (1.18)    $     (0.87)
                                                  ===========       ===========         ===========     ===========     ===========

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED....    33,550,316        24,493,676          24,281,863      19,995,796      18,783,918
                                                  ===========       ===========         ===========     ===========     ===========

The following are explanations of significant period-to-date changes for Fiscal 2001 and Fiscal 2000 (unaudited and restated):

Revenues

Total Revenues, net. Total revenues, net increased by $23.6 million, or 120%, to $43.2 million for Fiscal 2001, from $19.7 million for Fiscal 2000.

Center Whitening Fees, net. Center whitening fees, net increased by $3 million or 27%, to $14.3 million for Fiscal 2001, from $11.3 million for Fiscal 2000. This increase was attributable to a 21% comparable store increase for eleven of the fourteen Centers. The increase can also be attributed to the fact that three of the Centers were in operation for only a portion of Fiscal 2000, but operated for the full 12 months in Fiscal 2001. This overall increase was partially offset by the closure of three underperforming Centers in the first quarter of Fiscal 2001 that were open throughout 2000. The number of procedures performed in the Centers increased 23% to 32,136 procedures for Fiscal 2001, compared to 26,197 Center procedures in Fiscal 2000.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $17.1 million, or 244%, to $24.0 million for Fiscal 2001, from $7.0 million for Fiscal 2000. This increase was primarily due to the operation of 3,959 Associated Centers at the end of Fiscal 2001 compared to just 1,155 Associated Centers that were in operation at the end of Fiscal 2000. Of the 3,959 Associated Centers in operation at December 29, 2001, 652 were international locations. The number of procedures sold to the Associated Centers increased 224% to 119,380 procedures in Fiscal 2001 compared to 36,856 procedures in Fiscal 2000.

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Center Dentists (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card and access code purchases by Associated Centers during these months can decline as well.

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. Additionally, the Company anticipates opening additional Associated Centers in domestic and international locations over the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by $3.5 million, or 256%, to $4.8 million for Fiscal 2001, from $1.4 million for Fiscal 2000. Product sales represent the Company's toothpaste, mouthwash, whitening gum and Sonicare toothbrush products sold at Centers, Associated Centers, and through its website. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the company's Internet website.

Operating Costs and Expenses

Operating and Occupancy Costs.   Operating and occupancy costs decreased as a
percentage of sales to 39% for a total of $16.7 million for Fiscal 2001, from 82% for a total of $16.6 million for the comparable 52-week period ended December 30, 2000. This decrease as a percentage of sales is a reflection of the lower fixed cost structure of the Associated Center sales channel and the fact that the cost structure for the 14 Centers is essentially fixed. Also, in the first quarter of Fiscal 2001, the Company closed three underperforming Centers. The total operating and occupancy costs of these three closed Centers was $260,000 for the period they were open in Fiscal 2001, compared to total operating and occupancy costs of $1.8 million for the same three Centers in Fiscal 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 101% for the Fiscal 2001 compared to 163% in Fiscal 2000. In dollar terms, total selling, general and administrative expenses increased $10.7 million to $43.5 million for Fiscal 2001 compared to $32.8 million for Fiscal 2000. This increase was primarily attributable to increased expenses to support the Company's extensive growth in Fiscal 2001, including: (i) salaries and benefits and (ii) sales, training, marketing and advertising activities. As a result of catching up on the backlog of new customers which required higher than originally expected field personnel costs, at the start of the fourth quarter of 2001 the Company was able to streamline its field personnel which will result in lower costs in the future, as well as reductions in corporate overhead expenses.

Additionally, in Fiscal 2001 the Company recognized $1,554,000 in non-cash compensation expense as a result of the issuance of warrants and options to outside consultants, and the revaluation of previously issued warrants.

Research and Development Expenses. Research and development expenses decreased as both a percentage of sales and in dollar terms to $1.8 million, or 4% of sales, for Fiscal 2001, compared to $2.3 million or 11% of sales, in Fiscal 2000. Research and development costs incurred during Fiscal 2001 represent expenses related to safety and efficacy studies along with various other research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 11%, or $4.7 million for Fiscal 2001 compared to 22% of sales, or $4.5 million in Fiscal 2000. This percentage decrease is primarily
due to the increase in both Center and Associated Center sales.    The increase
in total depreciation dollars is due to the greater number of BS3000 and BS3000PB systems deployed in the Associated Centers, offset by (i) smaller depreciation resulting from the closure of three Centers in the first quarter of Fiscal 2001, and (ii) the leasing of BS3000 and BS3000PB machines under capital leases and the resulting lower relative amortization expense.

Restructuring Expense. Restructuring expense was $879,000 for Fiscal 2001 compared to $950,000 for Fiscal 2000. In December 2001, the Company's Board of Directors and management decided to terminate the construction of a Center in San Francisco, California as a result of the pending recession and the concentrated effect of the failure of numerous "Dot-Com" businesses in Northern California. As a result of the Company's decision to cease construction on this Center, the Company reserved $987,000 for lease liability obligations. This amount was offset by a reduction of the Fiscal 2000 restructuring liability of $108,000.

Impairment Charge. The Company recognized a $1.2 million non-cash charge for impairment of assets related to the aborted construction of the San Francisco Center, as leasehold improvements were not deemed recoverable. The Company incurred a similar charge of $1.3 million in 2000 for three closed Centers. See Restructuring Expense above.

Interest Expense. Interest expense decreased $4.8 million to $1.1 million for Fiscal 2001 from $5.9 million for Fiscal 2000. The significant decrease is due to the fact that the Company recognized $3.4 million of interest expense related to the beneficial conversion of notes in Fiscal 2000. The $1.1 million of interest expense is primarily comprised of interest on the EVL lease line and the EVL working capital loan, together with interest on outstanding August 2000 Notes.

Interest Income. Interest income increased $88,000 to $307,000 in Fiscal 2001 from $219,000 in Fiscal 2000, as a result of higher average cash balances throughout the fiscal year.

Net Loss. The net loss decreased $25.4 million or 49% to $26.5 million for Fiscal 2001 from $51.9 million for Fiscal 2000, due to a combination of the factors discussed above which include various one-time charges and various non-cash charges. As a result of this improvement, the net loss per share was $(0.79) for Fiscal 2001 compared to a net loss per share of $(2.14) for Fiscal 2000.

The following are explanations of significant period-to-period changes for the Transition Period (the 39 weeks ended December 30, 2000) (as restated) and the 39 weeks ended December 30, 1999 (unaudited):

Revenues

Total Revenues, net. Total revenues, net increased by $11.6 million, or 247% to $16.3 million for the Transition Period from $4.7 million for the 39 weeks ended December 30, 1999.

Center Whitening Fees, net.   Center whitening fees, net increased by $5.5
million, or 141%, to $9.3 million for the Transition Period from $3.9 million for the 39 weeks ended December 30, 1999. This increase was primarily due to the operation of 17 Centers during the Transition Period compared to 8 Centers that were in operation during the 39 weeks ended December 30, 1999. The Company opened 3 new Centers during the Transition Period. In Fiscal 2001, the Company closed three of its less-productive Centers. See "Operating Costs and Expenses- Store Closure Recovery" below.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $5.0 million, or 677% to $5.8 million for the Transition Period from $742,000 for the 39 weeks ended December 30, 1999. This increase was primarily due to the operation of 1,155 Associated Centers at the end of the Transition Period compared to 29 Associated Centers that were in operation at the end of the 39 weeks ended December 30, 1999. Of the 1,155 Associated Centers in operation at the end of Fiscal 2000, 175 were international locations.

During the Transition Period, the Company opened 1,126 new Associated Centers, of which 175 were international locations. At the end of Fiscal 2000, there were 428 Associated Centers in the process of being placed into operation, of which none were international locations.

Product Sales. Product sales increased by $1.1 million, or 1,161% to $1.2 million for the Transition Period from $97,000 for the 39 weeks ended December 30, 1999. Product sales represent the Company's toothpaste and Sonicare toothbrush products sold at Centers and Associated Centers.

Operating Costs and Expenses

Center Selling and Occupancy Costs. Center selling and occupancy costs increased by $2.7 million, or 41%, to $9.5 million for the Transition Period from $6.7 million for the 39 weeks ended December 30, 1999. This increase is primarily due to the operation of 17 Centers at the end of the Transition Period compared to 8 Centers that were in operation at December 30, 1999. Of this increase, $1.8 million related to Center salaries and benefits, $0.5 million related to rent, utilities, repairs and telephone at the 17 existing Centers, and $0.5 million related to product cost of sales and procedure supplies as a result of increased sales.

Center selling and occupancy costs, as a percentage of Center whitening fees, increased to 102% for the Transition Period from 98% for the 39 weeks ended December 30, 1999. The low operating margins represent newly opened Centers and partial year results from existing Centers.

Product cost of sales as a percentage of product sales increased to 34% for the Transition Period from 30% for the 39 weeks ended December 30, 1999. This increase was primarily due to the introduction of the Sonicare toothbrush product during the period, which has lower margins. Product cost of sales consisted primarily of the Company's toothpaste and Sonicare toothbrush products.

During September 2000, the Company reduced the number of operating days at 12 of its 17 Centers, from 6 days to 5 days, eliminating Mondays. This change did not affected the number of paid procedures performed at Centers in relationship to historical trends.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.3 million, or 148%, to $30.6 million for the Transition Period from $12.3 million for the 39 weeks ended December 30, 1999. During the Transition Period, the Company added 26 additional market managers, executive, selling and administrative personnel to effectively execute the Company's business strategy, including the introduction of new Centers, the addition of 1,126 Associated Centers, and costs incurred to open future Centers and Associated Centers.

Of this increase, $10.3 million related to advertising, promotional and Call Center costs directed to increase consumer awareness, and sales of the whitening service to prospective Associated Center dentists, $1.9 million to increased salaries and benefits, $400,000 to postage, $396,000 to travel and entertainment and $932,000 of professional service costs related to public relations, executing Center and Associated Center agreements, executing leases, intellectual property protection, legal fees, employee recruitment and general corporate matters. In addition, the Company also incurred an incremental $1.6 million related to the development and expansion of international Associated Centers in Japan, Argentina, Venezuela, Switzerland, Italy, Holland, France, Singapore, Germany, Netherlands and Belgium.

Research and Development Expenses. Research and development expenses increased by $532,000 to $1.8 million for the Transition Period from $1.3 million for the 39 weeks ended December 30, 1999. Research and development costs incurred during the Transition Period were primarily attributable to the development of the Company's next generation LATW system. Research and development costs incurred during the 39 weeks ended December 30, 1999 represent the development of the BS3000 system and associated key card, which was introduced into Associated Centers during November 1999. The Company also incurred additional expenses related to clinical and efficacy studies and costs incurred in connection with the Company's efforts to obtain ADA approval.

Depreciation and Amortization. Depreciation and amortization increased by $3.1 million, or 395%, to $3.9 million for the Transition Period from $774,000 for the 39 weeks ended December 30, 1999. This increase was primarily attributable to the operation of 17 Centers and the operation of 1,155 BS3000 systems in Associated Centers.

Stock Option Expense. During the Transition Period, the Company recognized non-cash charges totaling $313,000 for the fair value of stock options granted to various consultants to the Company. These expenses have been allocated to the appropriate expense category on the income statement.

Restructuring Expense. Restructuring expense increased by $478,000 to $778,000 for the Transition Period from $300,000 for the 39 weeks ended December 30, 1999. During the Transition Period, the Company's Board of Directors and management decided to close its Centers located in Pasadena, CA., Ft. Lauderdale, FL., and Coral Gables, FL. due to underperformance. In addition, the Company believed that there was an over saturation of wholly-owned Centers in those markets. These restructuring costs consisted primarily of lease termination accruals, the write-down of leasehold improvements and employee severance.

Impairment Charges and Loss on Sale/Leaseback Transactions. Impairment charges and loss on sale/leaseback transactions was $8.4 million for the Transition Period versus $0 for the 39 weeks ended December 30, 1999. During the Transition Period, the Company recorded a $7.1 million charge related to the write-down of 1,384 BS3000 devices as a result of entering into the equipment lease financing arrangement with Excimer Vision Leasing, L.P. ("EVL") on December 29, 2000. The loss of $7.1 million was recognized in the Transition Period as the fair market value of the equipment sold, less its carrying value. The decline in fair value resulting in the loss recognition was the result of a decision to change to a new model of device and device manufacturer, which contributed to a significant decline in the cost to purchase new devices. In addition, the Company recorded a $1.3 million charge related to the impairment of assets with the closing of the three wholly-owned Centers discussed above.

Interest Expense. Interest expense was $6.1 million for the Transition Period versus $24,000 for the 39 weeks ended December 30, 1999. Interest expense for the Transition Period represents a pro-rata amount of the 5% interest to be accrued and paid on a semi-annual basis on the outstanding amount of the August 2000 Notes, as well as the amortization of the fair market value of the Warrants issued to the Note Investors. The fair value of the Warrants was recorded as a discount of the August 2000 Notes and was being amortized over the life of the August 2000 Notes to interest expense. For the Transition Period, the Company recorded $191,000 of interest expense related to this amortization. Additionally, upon conversion of the August 2000 Notes, the related unamortized discount of $2.2 million was immediately recorded as interest expense. The Company also recorded $3.4 million of interest expense related to the beneficial conversion rate offered certain August 2000 Note holders. The beneficial conversion amount represents the difference between the stated conversion rates of the August 2000 Notes and the effective conversion rates considering the relative fair value attributed to the August 2000 Notes and the Warrants. Interest expense for the 39 weeks ended December 30, 1999 consisted primarily of mortgage interest paid on the Company's former headquarters facility. Effective March 2002, the Warrants are exercisable at $4.70 per share and expire on June 29, 2005.

Interest Income. Interest income decreased $112,000 or 37%, to $192,000 for the Transition Period from $304,000 for the 39 weeks ended December 30, 1999. This decrease was primarily related to decreased average available cash on-hand to invest.

Net Loss. The net loss increased by $28.4 million, or 173%, to $44.8 million for the Transition Period from $16.4 million for the 39 weeks ended December 30, 1999 due to a combination of the factors described above.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At December 29, 2001, the Company had $7.1 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

During the first quarter of 2002, the Company obtained a $2.5 million line of credit from CAP Advisers, and $4 million in shortfall guarantees. See "CAP Advisers Line of Credit," and "Additional Working Capital Guarantees" below. The Company also amended its EVL Lease Agreement to defer payment of monthly rental on LATW devices to year 2003. See "EVL Lease Line Amendment" below.

Post September 11 Expense Reductions
------------------------------------

During the weeks following the September 11, 2001 terrorist attacks, the Company saw an immediate drop in revenue, with the New York area Associated Centers being hardest hit within the BriteSmile network of Associated Centers, and the Company's own Center in New York. The Company assessed the operating variables that could be controlled and immediately responded to the decline in sales. Management has and is implementing several cost saving initiatives totaling approximately $14 million over the next twelve months. Through the first two months of Fiscal 2002, the Company has hit its cost targets and expects to do the same throughout Fiscal 2002 to achieve the $14 million cost reduction. The Company expects to achieve these cost savings in the areas of Center operations, procedure kit production, various selling, general and administrative costs including legal and consulting fees, and leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future. Depending upon the operating results, the Company may increase its advertising spend.

CAP Advisers Line of Credit
---------------------------

In December 2001, as amended in March 2002, BriteSmile International entered into Credit and Security Agreements with CAP Advisers which provides for a $2.5 million line of credit facility to the Company and its subsidiary. See Item 1, "Recent Business Developments--CAP Advisers Line of Credit."

EVL Lease Amendment
-------------------

The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount, plus a "variable rent" payment in the amount of $125 for each key card or access code sold to an Associated Center where EVL is the lessor of the LATW device, which key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures (i.e. variable rent of $25 per procedure). See Item 1, "Recent Business Developments--EVL Lease Agreement."

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

Additional Working Capital Guarantees
-------------------------------------

In March 2002 the Company received Commitment Letters from the Guarantors to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The precise purchase amount committed by the

Guarantors equals the difference between $4 million, and the "Excess Cash Receipts" to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of current projections. If the Guarantors are required to purchase shares pursuant to the Commitment Letters, the purchase price for the common stock will be the lesser of (i) $3.76 or (ii) eighty percent (80%) of the market price of the Company's common stock at the time of purchase. In consideration for the Guarantors' commitment, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $4.70 per share.

There can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans or further reduce operating expenditures.

Cash flow used in operations decreased by $217,000 to $(20.3 million) for the Fiscal 2001 from $(20.5 million) used in operating activities during the Transition Period, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $33.0 million for Fiscal 2001.
Net cash provided by financing activities was $25.2 million for the Transition Period. In March 2001, the Company engaged the services of the Placement Agent to assist the Company in raising capital in the Offering. On April 30, 2001, the Company completed the Offering in the aggregate amount of $28.2 million to the April 2001 Investors. The Offering consisted of the sale of 5,371,428 shares of the Company's restricted common stock at an offering price of $5.25 per share. In addition, the Company received $4.7 million in cash from the issuance of common stock upon the exercise of stock options and warrants during Fiscal 2001 compared to $227,000 received from the issuance of common stock upon the exercise of stock options during Fiscal 2000.

Capital expenditures were $11.2 million for Fiscal 2001. Net capital expenditures were $10 million for the Transition Period. The capital expenditures were primarily related to the development and purchase of BS3000 and BS3000PB systems for domestic and international Associated Centers, expansion of the Company's Call Center, and final payments for the build-out of the New York Center. New devices were also funded through the use of the EVL lease line.

The following table summarizes the Company's contractual obligations, commercial commitments and expected cash flow impacts from the restructurings announced in 2001 and 2000 as of December 29, 2001 (in thousands):

                                                                        Payments Due By Period
                                                           Less Than 1                                      After 5 Years
Contractual Obligations                         Total          Year         1-3 Years        4-5 Years
Long-Term Debt                                      2,883            500             2,300              83             --
Capital Lease Obligations                           3,831            900             2,700             231             --
Operating Leases                                   18,205          3,284             8,304           1,934          4,683
Restructuring                                       1,210            310               450             122            328
                                                   ------          -----            ------           -----          -----
Total Contractual Cash Obligations                 26,129          4,994            13,754           2,370          5,011

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

We have only manufactured and distributed our BS2000 since November 1998, the BS3000 since November 1999 and the BS3000PB since May 2001. We opened our first Center in Walnut Creek, California in February 1999, and BriteSmile Associated Centers began performing LATW procedures in April 1999. Therefore, we have a limited relevant operating history upon which to evaluate the likelihood of our success. Investors must evaluate the likelihood of our success in light of the risks, expenses and difficulties frequently encountered in the operation and expansion of a new business and the development and marketing of new products. We cannot be certain that our business strategy will be successful or that we will successfully address these risks and difficulties. Our failure to address any of these risks or difficulties could have a material adverse effect on our business.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

For the Fiscal 2001, we had a net loss of $26.5 million, for the Transition Period ended December 30, 2000 we had a net loss of $44.8 million, and for Fiscal 2000 we had a net loss of $23.5 million. As of December 29, 2001, our accumulated deficit was $116.6 million. Our ability to reach and sustain profitability will depend, in part, upon the successful marketing of our existing services and products and the successful and timely introduction of new services and products. We anticipate that net losses will continue for the foreseeable future. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive substantially all of our revenues from our LATW procedures, a relatively new teeth whitening concept for consumers. We have also begun to market BriteSmile brand toothpaste, electric toothbrushes and post-whitening procedure touchup kits through our Centers and Associated Centers. We expect to add other oral care accessories under the BriteSmile brand name to our line of retail products, which currently include mouthwash, toothbrushes, chewing gum, and travel kits. Our success will depend in large part on our ability to successfully encourage consumers, dentists and dental office employees to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company's LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

Our success will depend on our ability to update our technology to remain competitive.

The dental device and supply industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. While we are continuing our research and development efforts to improve our current LATW systems in order to strengthen our competitive advantage, we cannot assure that we will successfully implement technological improvements to our LATW systems on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

We may have problems financing our future growth.

Our growth strategy includes investment in and expansion of Associated Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand and developing and marketing our brand name retail products.
To finance our prior growth we have sold debt and equity securities; however, additional funds are needed in the future for continued expansion. We cannot assure that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Associated Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

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

Although no lawsuits have been filed against the Company relating to our products or services, because of the nature of the dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products or services brought against us, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of $5 million per occurrence and $5 million per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, we cannot assure that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Future growth may place strains on our managerial, operational and financial resources and we may be unable to recruit and retain qualified personnel.

If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of Associated Centers, customers, advertisers and other business partners grows, we will be required to manage multiple relationships with various Center dentists, Associated Center dentists, customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships may strain our managerial, operational and financial resources, thereby inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business.

We may experience shortages of the supplies we need because we do not have long-term agreements with suppliers.

Our success depends to a large degree on our ability to provide our affiliated dentists with our LATW systems, and a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April, 2001, the Company's LATW systems are manufactured by Peak Industries, Frederick, Colorado, pursuant to a new agreement between the Company and Peak. We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that we have good relationships with our suppliers and our manufacturer, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more key vendors on a timely basis and on acceptable commercial terms, our results of operations could be seriously harmed.

We need to successfully manage our growth in order for the addition of any new Associated Centers to be profitable.

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

BriteSmile has certain debt.

BriteSmile has $2.8 million of debt outstanding as of December 29, 2001. The degree to which BriteSmile is leveraged could have important consequences to the shareholders, including the following:

.. BriteSmile's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

.. BriteSmile must pay interest on its debt, leaving less funds for other purposes;

.. BriteSmile may be at a competitive disadvantage to its less leveraged competitors; and

.. BriteSmile may be more vulnerable to a downturn in general economic conditions.

If BriteSmile were to default on its debt obligations for any reason, there can be no assurance that any assets will remain for BriteSmile's shareholders after payment of amounts owed to debt holders.

See Item 7--Management's Discussion of Financial Condition and Results of Operations, "Liquidity and Capital Resources."

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

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products or services infringe a third party's proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Notwithstanding the foregoing, we are not aware of any infringement claims asserted against us by others.

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

The light used in the LATW systems is categorized as a Class I Medical Device as
defined by the Food and Drug Administration ("FDA").   As long as the light is
used specifically to perform cosmetic dental procedures (teeth whitening), it is not subject to pre-market notification requirements, although we are subject to FDA requirements regarding handling of complaints and other general FDA record keeping standards. There can be no assurance that some or all of the existing government regulations will not change significantly or adversely in the future, or that we will not become subject to compliance with additional and stricter government regulations which could, in the future, affect our revenue.

Ownership of our common stock is concentrated in a limited number of shareholders.

Current directors and executive officers of the Company, or their affiliates, own and control approximately 80% of the Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of the Company's Board of Directors, and any other matters requiring approval of the shareholders of the Company.

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

Changes in required accounting practices may affect our reported operating results and stock price

As a public company, we prepare our financial statements in accordance with generally accepted accounting principles, or GAAP, as interpreted by the SEC.
In December 1999, the SEC released Staff Accounting Bulletin No. 101, an accounting bulletin clarifying its position on revenue recognition policies under GAAP for public companies. After discussions with the SEC, we modified our revenue recognition policies and recorded a reduction in revenue of $504,000 to the Transition Period, the 39 week period (ended December 30, 2000), and a further reduction of $272,000, which was recorded as a cumulative effect of a change in accounting principle. This prospective change may make it more difficult for investors to compare our historical operating results against our future operating results. In addition, any future changes to applicable GAAP standards or additional SEC statements on relevant accounting policies may require us to further change our practices. These uncertainties may cause our reported operating results and stock price to decline.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and associated notes are set forth on pages F-1 through F-32.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

(a)  Exhibits and Financial Statement Schedules

Exhibit Number      Title of Document
--------------      -----------------

     1            Financial Statement Schedules

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

     10.09 Employment Letter dated April 19, 1999 between the Company's subsidiary, BriteSmile International, Limited, and Paul Dawson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).

     10.10 Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (filed herewith).

     10.11 Form of Option Agreement between the Company and certain directors of the Company (filed herewith).

     10.12 Form of Option Agreement between the Company and certain employees of the Company (filed herewith).

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

     10.22 Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

     10.23 Securities Purchase Agreement dated as of June 27, 2000 between the Company and certain purchasers of 5% Convertible Subordinated Notes (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.24 Form of Convertible Notes issued pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.25 Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30. 2000).

     10.26 Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.27 Amendment Agreement dated as of August 3, 2000 between the Company and the purchasers of notes identified therein (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.28 Note Purchase Agreement dated December 5, 2000 between the Company and LCO Investments Limited (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).

     10.29 Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).

     10.30 Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).

     10.31 Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.32 Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

     10.33 Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (filed herewith).

     10.34 Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (filed herewith).

     10.35 Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (filed herewith).

     10.36 Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (filed herewith).

     10.37 Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (filed herewith).

     21           Subsidiaries of the Company (filed herewith).

(b)   Reports on Form 8-K

The Company filed no Current Reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BriteSmile, Inc.

                                   By: /s/ John L. Reed
                                       ----------------
                                       John Reed
                                       Chief Executive Officer

                                   By: /s/ Peter P. Hausback
                                       ---------------------
                                       Peter P. Hausback
                                       EVP, Chief Financial Officer

                                   Date: April 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                        Date
---------                     -----                                        ----
/s/ A.M. Pilaro               Chairman of the Board of Directors           April 5, 2002
---------------------------
Anthony M. Pilaro

/s/ John L. Reed              Chief Executive Officer                      April 5, 2002
---------------------------
John L. Reed                  and Director (Principal Executive Officer)

/s/ Linda S. Oubre            Director                                     April 10, 2002
---------------------------
Linda S. Oubre

/s/ R. Eric Montgomery        Director                                     April 6, 2002
---------------------------
R. Eric Montgomery

/s/ Gerald Poch               Director                                     April 5, 2002
---------------------------
Gerald Poch

/s/ Dr. Gasper Lazzara, Jr.   Director                                     April 10, 2002
---------------------------
Dr. Gasper Lazzara, Jr.

/s/ Brad Peters               Director                                     April 10, 2002
---------------------------
Brad Peters

/s/ Harry Thompson            Director                                     April 6, 2002
---------------------------
Harry Thompson

/s/ Peter Schechter           Director                                     April 5, 2002
---------------------------
Peter Schechter

/s/ Dennis F. Hightower       Director                                     April 8, 2002
---------------------------
Dennis F. Hightower

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               BRITESMILE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets..............................................  F-3

Consolidated Statements of Operations....................................  F-5

Consolidated Statements of Cash Flows....................................  F-6

Consolidated Statements of Shareholder's Equity..........................  F-8

Notes to Consolidated Financial Statements...............................  F-9

              Report of Ernst & Young, LLP, Independent Auditors


The Board of Directors and Shareholders,
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

As discussed in Note 3, the accompanying financial statements as of and for the 39 week transition period ended December 30, 2000 have been restated.


/s/ Ernst & Young, LLP


March 8, 2002, except for Note 1 as to
which the date is March 28, 2002
Walnut Creek, California

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                               BRITESMILE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                       (In Thousands, except share data)

                                                              December 29,     December 30,
                                                                  2001             2000
                                                              ------------     ------------
                                                                               (As Restated)
CURRENT ASSETS:
 Cash and cash equivalents..................................     $ 7,162          $ 5,701
 Cash and short term investments, restricted as to use......         843              843
 Trade accounts receivable, net of allowances of $615 and
    $163, respectively......................................       4,311            3,130
 Inventories................................................       2,540            2,365
 Prepaid expenses and other.................................         423              883
 Notes receivable-current portion...........................         335              335
                                                                 -------          -------

         Total current assets...............................      15,614           13,257

PROPERTY, EQUIPMENT AND IMPROVEMENTS:
 Furniture, fixtures and equipment..........................      20,355            7,906
 Leasehold improvements.....................................      10,491           10,095
                                                                 -------          -------
                                                                  30,846           18,001

 Less accumulated depreciation and amortization.............      (8,827)          (4,060)
                                                                 -------          -------

                                                                  22,019           13,941

 Construction in progress...................................         495              907
                                                                 -------          -------

         Net property, equipment and improvements...........      22,514           14,848

OTHER ASSETS................................................       1,719            2,026
                                                                 -------          -------

TOTAL ASSETS................................................     $39,847          $30,131
                                                                 =======          =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               BRITESMILE, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                       (In Thousands, except share data)

                                                                                   December 29,     December 30,
                                                                                       2001             2000
                                                                                   ------------     ------------
                                                                                                   (As Restated)
CURRENT LIABILITIES:
 Accounts payable................................................................     $   5,512         $  8,429
 Accrued liabilities.............................................................         4,959            3,538
 Deferred revenue................................................................           763              776
 Accrual for store closures......................................................           310              394
 Note payable to related party, net of discount..................................           500            4,747
 Capital lease obligation with related party- current portion....................           641              181
                                                                                      ---------         --------

          Total current liabilities..............................................        12,685           18,065

LONG TERM LIABILITIES
       Subordinated convertible debenture, net of discount.......................           729              709
       Capital lease obligations with related party - less current portion.......         2,537            1,018
       Accrual for store closure.................................................           900              384
       Note Payable to related party, less current portion.......................         1,583                -
       Other long term liabilities...............................................           857              436
                                                                                      ---------         --------

        Total long term liabilities..............................................         6,606            2,547

          Total liabilities......................................................        19,291           20,612

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value; 50,000,000 shares authorized;
     36,226,961 and 28,748,323 shares issued and outstanding as of December 29,
     2001 and December 30, 2000, respectively....................................            36               29
 Additional paid-in capital......................................................       137,097           99,568
 Accumulated deficit.............................................................      (116,577)         (90,078)
                                                                                      ---------         --------

          Total shareholders' equity.............................................        20,556            9,519
                                                                                      ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................     $  39,847         $ 30,131
                                                                                      =========         ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               BRITESMILE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except share data)

                                                                52 Weeks          39 Weeks           52 Weeks           39 Weeks
                                                                 Ended             Ended               Ended             Ended
                                                              December 29,      December 30,         April 1,         December 30,
                                                                  2001              2000               2000               1999
                                                              ------------      ------------        -----------       ------------
                                                                                (As restated)                         (unaudited)
REVENUES:
  Center whitening fees, net...............................   $     14,333      $      9,315        $     5,838       $      3,858
  Associated Center whitening fees, net....................         24,048             5,766              1,970                742
  Product sales............................................          4,849             1,223                236                 97
                                                              ------------      ------------        -----------       ------------

   Total revenues, net.....................................         43,230            16,304              8,044              4,697

OPERATING COSTS AND EXPENSES:
  Operating and occupancy costs............................         16,744             9,462             13,849              6,731
  Selling, General and administrative expenses.............         43,492            30,556             14,498             12,301
  Research and development expenses........................          1,849             1,811              1,748              1,279
  Depreciation and amortization............................          4,715             3,830              1,457                774
  Restructuring expense....................................            879               778                472                300
  Impairment charges on leasehold improvements.............          1,217             1,254                  -                  -
  Loss on sale/leaseback transaction.......................              -             7,138                  -                  -
                                                              ------------      ------------        -----------       ------------

   Total operating costs and expenses......................         68,896            54,829             32,024             21,385
                                                              ------------      ------------        -----------       ------------

     Loss from operations..................................        (25,666)          (38,525)           (23,980)           (16,688)
                                                              ------------      ------------        -----------       ------------

Other income (expense), net:
Interest expense (including $5,552 related to
 beneficial conversion expense on converted debt for
 the 39 weeks ended December 30, 2000).....................         (1,083)           (6,153)               (26)               (24)
  Interest income..........................................            307               192                501                304
                                                              ------------      ------------        -----------       ------------

   Total other income (expense), net.......................           (776)           (5,961)               475                280
                                                              ------------      ------------        -----------       ------------

     Loss before income tax provision and cumulative
      effect of change in accounting principle.............        (26,442)          (44,486)           (23,505)           (16,408)

Income tax provision.......................................             57                26                 11                  -

Net loss before cumulative effect of change in
  accounting principle.....................................        (26,499)          (44,512)           (23,516)           (16,408)
Cumulative effect of change in accounting principle
  (Note 3)                                                               -              (272)                 -                  -
                                                              ------------      ------------        -----------       ------------

     Net loss..............................................   $    (26,499)     $    (44,784)       $   (23,516)      $    (16,408)
                                                              ============      ============        ===========       ============

Basic and diluted net loss per share before cumulative
  effect of change in accounting principle.................   $      (0.79)     $      (1.82)       $     (1.18)      $      (0.87)
                                                              ============      ============        ===========       ============

Cumulative effect of change in accounting principle........              -      $      (0.01)                 -                  -
                                                              ============      ============        ===========       ============

Basic and diluted net loss per share.......................   $      (0.79)     $      (1.83)       $     (1.18)      $      (0.87)
                                                              ============      ============        ===========       ============

Weighted average shares - basic and diluted................     33,550,316        24,493,676         19,995,796         18,783,918
                                                              ============      ============        ===========       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                       BRITESMILE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                       52 Weeks        39 Weeks        52 Weeks     39 Weeks
                                                                        Ended           Ended            Ended       Ended
                                                                      December 29,    December 30,     April 1,    December 30,
                                                                         2001            2000             2000        1999
                                                                    -------------    -------------    ----------  ------------
                                                                                     (As restated)                 (unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss........................................................      $(26,499)        $(44,784)      $(23,516)    $(16,408)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................         4,715            3,830          1,457          774
     Amortization of discount on debt............................            20              198              -            -
     Loss on sale/leaseback transaction..........................             -            7,138              -            -
     Impairment charges on leasehold improvements................         1,217            1,254              -            -
     Debt conversion expense, including accrued interest
         converted to equity.....................................           385            5,736              -            -
     Costs recognized for issuance of stock and stock options....         1,554              313          1,765        1,653
     Changes in assets and liabilities:
        Trade accounts receivable................................        (1,181)          (1,949)        (1,106)        (339)
        Inventories..............................................          (175)          (1,174)        (1,175)        (117)
        Prepaid expenses and other...............................           460              (49)          (515)        (285)
        Other assets.............................................          (150)            (726)            45           40
        Accounts payable.........................................        (2,917)           6,565           (168)         801
        Accrued liabilities......................................         1,853            2,031            811          557
        Deferred Revenue                                                    (13)             776              -            -
        Other long-term liabilities..............................           421              314            122            -
                                                                       --------         --------       --------     --------

          Net cash used in operating activities..................       (20,310)         (20,527)       (22,280)     (13,324)
                                                                       --------         --------       --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds from sale of assets....................................             -            5,000          1,260          462
 Purchase of property and equipment..............................       (11,225)         (14,968)       (14,838)     (11,579)
                                                                       --------         --------       --------     --------

          Net cash used in investing activities..................       (11,225)          (9,968)       (13,578)     (11,117)
                                                                       --------         --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligation............................          (394)               -              -            -
 Principal payments on long-term debt............................          (417)               -           (866)           -
 Payments under Letters of Credit................................             -                -           (843)           -
 Proceeds from convertible debentures............................             -           25,000              -            -
 Proceeds from debt financing....................................         2,500                               -            -
 Proceeds from common stock offerings............................        26,623                -         40,935       15,707
 Proceeds from exercise of stock options and warrants............         4,684              227          1,401        5,413
                                                                       --------         --------       --------     --------

          Net cash provided by financing activities..............        32,996           25,227         40,627       21,120
                                                                       --------         --------       --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............         1,461           (5,268)         4,769       (3,321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD.............         5,701           10,969          6,200        6,200
                                                                       --------         --------       --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD...................      $  7,162         $  5,701       $ 10,969     $  2,879
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

                       BRITESMILE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In Thousands)

                                                                     52 Weeks        39 Weeks         52 Weeks      39 Weeks
                                                                      Ended           Ended            Ended          Ended
                                                                   December 29,    December 30,       April 1,     December 30,
                                                                       2001            2000             2000          1999
                                                                       ----            ----             ----          ----
                                                                                  (As Restated)                    (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..........................................     $  291          $   232          $   26        $   23
                                                                      ======          =======          ======        ======

 Cash paid for income taxes......................................     $   57          $    26          $   11        $    -
                                                                      ======          =======          ======        ======

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS:
 Conversion of debt, including accrued interest of $132 and
  $195, to equity................................................     $5,132          $19,395          $    -        $    -
                                                                      ======          =======          ======        ======

 Fair value of stock options and warrants issued to consultants..     $    -          $   352          $1,474        $    -
                                                                      ======          =======          ======        ======

 Fair value of warrants issued in debt financing arrangements....     $    -          $ 2,787          $    -        $    -
                                                                      ======          =======          ======        ======
 Equipment acquired under capital lease obligations..............     $2,373          $ 1,199          $    -        $    -
                                                                      ======          =======          ======        ======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       BRITESMILE, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (In Thousands)

                                                             Additional                          Total
                                        Common     Shares      Paid-In       Accumulated      Shareholder's
                                        Shares     Amount      Capital         Deficit           Equity
                                      ---------  ---------  -------------  ---------------  ---------------
                                                                            (As restated)    (As restated)
Balance at March 31, 1999.............   17,138     $  17      $ 27,821      $ (21,778)         $  6,060
Exercise of stock options.............      753         1         1,400              -             1,401
Income tax benefit on exercise
   of stock options...................        -         -         3,005              -             3,005
Valuation allowance for income
   tax benefit on exercise of
   stock options......................        -         -        (3,005)             -            (3,005)
 Stock option compensation cost.......        -         -         3,239              -             3,239
 Private placement of common
    stock.............................    5,970         6        40,929              -            40,935
 Net loss and comprehensive loss......        -         -             -        (23,516)          (23,516)
                                        -------     -----      --------      ---------          --------
Balance at April 1, 2000..............   23,861        24        73,389        (45,294)           28,119
Exercise of stock options.............      152         -           227              -               227
Beneficial conversion related
   to debt financing..................        -         -         3,378              -             3,378
Income tax benefit on exercise
   of stock options...................        -         -         3,253              -             3,253
Valuation allowance for income
   tax benefit for exercise of
   stock option.......................        -         -        (3,253)             -            (3,253)
Stock option compensation cost........        -         -           479              -               479
Conversion of long-term debt to
   common stock.......................    4,735         5        19,390              -            19,395
Issuance of warrants in connection
   with financing agreement...........        -         -         2,705              -             2,705
Net loss and comprehensive loss.......        -         -             -        (44,784)          (44,784)
                                        -------     -----      --------      ---------          --------
Balance at December 30, 2000..........   28,748        29        99,568        (90,078)            9,519
Exercise of stock options.............      969         1         4,124              -             4,125
Stock option compensation cost........        -         -         1,097              -             1,097
Conversion of long-term debt to
   common stock.......................    1,027         1         5,131              -             5,132
Exercise of warrants..................      112         -           559              -               559
Private placement of common stock,
 net of placement fees of $1,400 and
 fair value of warrants issued to
 placement agent......................    5,371         5        26,618              -            26,623
Net loss and comprehensive loss.......        -         -             -        (26,499)          (26,499)
                                        -------     -----      --------      ---------          --------
Balance at December 29, 2001..........   36,227     $  36      $137,097      $(116,577)         $ 20,556
                                        =======     =====      ========      =========          ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


1. Description of Business and Liquidity

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of December 29, 2001, the Company had 14 Centers and 3,959 Associated Centers in operation.

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office. To date, the Company has entered into contracts with 4,109 Associated Centers, including 3,364 in the United States, and 745 in 28 countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

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

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related Information," ("SFAS No. 131") established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

Liquidity

CAP Advisers Line of Credit
---------------------------

In December 2001, as amended in March 2002, BriteSmile International entered into Credit and Security Agreements (the "Credit Agreements") with CAP Advisers Limited ("CAP Advisers"). The Credit Agreements provide for secured loans to the Company of up to $1.5 million, and an unsecured line of credit of up to $1 million. Any principal advanced under the unsecured portion of the line of credit is payable on demand, and bears interest at a fluctuating rate equal to LIBOR plus 2%, payable monthly. Advances under the unsecured $1 million line may be used for general business purposes, including use by the Company. Advances under the unsecured $1 million line may be used to purchase LATW devices for non-U.S. deployment. Mr. Pilaro, the Company's Chairman of the Board, is also Chairman of CAP Advisers. CAP is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO Investments, Ltd, the Company's major shareholder.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Additional Working Capital Guarantees
-------------------------------------

In March 2002 the Company received written commitments ("Commitment Letters") from certain existing shareholders and directors of the Company (the "Guarantors") to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The precise purchase amount committed by the Guarantors equals the difference between $4 million, and the "Excess Cash Receipts" to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of current projections. If the Guarantors are required to purchase shares pursuant to the Commitment Letters, the purchase price for the common stock will be the lesser of (i) $3.76 or (ii) eighty percent (80%) of the market price of the Company's common stock at the time of purchase. In consideration for the Guarantors' commitment, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $4.70 per share.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
------------------------------------------------------

In 2000, the Company elected to change its fiscal year-end to a 52/53 week period ending on the last Saturday in December of each year. Consequently, the accompanying financial statements reflect the financial position and results of operations of the Company for the 52 weeks ended December 29, 2001 and the nine-month Transition Period ended December 30, 2000.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (Centers) in which the Company has a controlling interest. The Company consolidates the Centers as the Company has a controlling financial interest in the Centers in accordance with the criteria of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion #16 to Physician Practice Management Entities ("PPM") and Certain Other Entities with Contractual Management Arrangements." The agreements with the Centers are 30 year, non-terminable agreements, that provide the Company a financial interest in the PPM and exclusive authority over all decision making other than the dispensing of medical services. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost at the date of purchase, which approximates fair value.

Cash and Short-Term Investments, Restricted as to Use
-----------------------------------------------------

At December 29, 2001 and December 30, 2000, $843,000 of the Company's cash and short-term investments was used to collateralize letters of credit and is restricted as to use until September 2008.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Concentrations of Credit Risk
-----------------------------

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States and Ireland and the Company's policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments.

Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. No one customer accounted for 10% or more of revenue during any of the years in the period ended December 29, 2001.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Supply Risk

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

Revenue Recognition
-------------------

The Company recognizes revenue related to retail products at the time such products are sold to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed.

During the last quarter of the transition period ended December 30, 2000 and retroactive to April 1, 2000, the Company has changed its method of accounting to recognize revenue from Associated Centers, ratably over the estimated period in which the Associated Centers perform the procedures, commencing when the key card is shipped. Previously, the Company recognized revenues from Associated Centers when the keycard to activate the machine was shipped. The effect of the change of implementing SAB 101 for the transition period ended December 30, 2000 was an increase in the net loss of $776,000 ($0.03 per share), of which $272,000 ($0.01 per share) was recorded as a cumulative effect of a change in accounting principle. The $272,000, which represented deferred revenue at April 2, 2000, was recognized as revenue during the 39 weeks ended December 30, 2000. The pro forma effect of adopting SAB 101 was an increase in net loss of $272,000 ($0.01 per share) for the 52 weeks ended April 1, 2000

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Revenue is reported net of discounts and allowances. Additionally, Associated Center revenue for the 39 weeks ended December 30, 2000, and the year ended April 1, 2000, has been reduced by $122,000 and $163,000 respectively, due to charges related to warrants issued to Orthodontic Centers of America ("OCA").

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 29, 2001 and December 30, 2000 consist primarily of dental supplies, marketing materials and displays and replacement component parts for the teeth whitening systems, as follows:

                                   December 29, 2001        December 30, 2000
                                ----------------------  -----------------------
Supplies                                      $1,765                   $1,811
Marketing displays                               775                      554
                                              ------                   ------

Total Inventory                               $2,540                   $2,365
                                              ======                   ======

Advertising
-----------

Costs of advertising are expensed the first time the advertising takes place. Advertising costs were $19.1 million, $16.3 million and $10.2 million for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000, and the 52 weeks ended April 1, 2000, respectively, and are included in "Center selling and occupancy cost" and in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Property and Equipment
----------------------

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Equipment, furniture and fixtures are depreciated for financial reporting purposes over their estimated useful lives, ranging from three to ten years, using the straight-line method. Leasehold improvements are amortized for financial reporting purposes using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation

Patents
-------

The cost of establishing patents of $160,000 and $40,000 at December 29, 2001 and December 30, 2000, respectively have been capitalized and are being amortized over their estimated useful lives of 7 years using the straight-line method. The cost of maintaining patents is expensed as incurred.

Stock-Based Compensation
------------------------

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (FIN #44) in accounting for its stock-based compensation and has adopted the disclosure only alternative Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". The Company accounts for employee stock options using the intrinsic value method and makes the required pro forma disclosures. Compensation expense based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Product Development Cost
------------------------

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in "Research and development expenses" in the accompanying consolidated statements of operations.

Shipping and Handling Costs
---------------------------

Shipping and handling charges billed to customers are recorded in revenue and the related expenses are classified in operating and occupancy costs.

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

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used by the Company in establishing its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable, accounts payable, and accrued liabilities: The carrying amount reported in the balance sheet for accounts receivable, accounts payable, accrued liabilities and other current liabilities approximates its fair value.

Long and short-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit arrangements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the Company's long-term debt approximate their fair value.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


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

Recent Accounting Pronouncements
--------------------------------

In June 2001 the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles deemed to have indefinite lives. Under a non-amortization approach, goodwill and intangibles deemed to have indefinite lives will not be amortized into results of operations, but instead would be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The provisions of the statements that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company believes the adoption of these statements will not have a material impact on its consolidated financial statements.

In August 2001, the PASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. This Statement is effective beginning in fiscal year ended December 31, 2002. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

3. Revisions to Previously Issued Financial Statements

The Company provides equipment and sells key card and supplies (procedure kits) to Associated Centers to enable the Associated Center to perform the whitening procedures for its customers. The Company also provides the use of whitening equipment to the Associated Center. Prior to December 30, 2000, the Company recognized revenue related to the sale of the procedure kits upon shipment of the key cards and whitening supplies. Following discussion with the staff of the Securities and Exchange Commission

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

regarding application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company revised its revenue recognition policy related to these agreements to defer revenues, and to amortize these revenues into operations over the estimated period in which the procedures are performed by the Associated Centers, which is generally 30 days. As a result of this revision, the Company has restated its December 30, 2000 consolidated financial statements to reflect this adoption as reflected below.

                                                                    For the transition period ended
                                                                            December 30, 2000
                                                                     As previously
                                                                       reported        As restated
         Consolidated Statement of Operations Data:
           Total Associated Centers revenue.....................       $ 6,270           $ 5,766
           Total revenues.......................................        16,808            16,304
           Net loss.............................................        44,008            44,784
           Net loss per share, basic and diluted................       $ (1.80)          $ (1.83)
                                                                       -------           -------

The restatement also resulted in an increase of $776,000 in the Company's accumulated deficit as of December 30, 2000 from $89.3 million to $90.1 million, as well as recognition of deferred revenue of $776,000.

4.   Restructuring and Impairment Charges

During the 52 weeks ended December 29, 2001, the Company's Board of Directors and management decided not to continue the construction of a Center in San Francisco, California. As a result of this decision, the Company recorded a non-cash impairment charge of $1.2 million related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery on sub-leases, was determined to be $0. The Company also recorded a store closure accrual to reserve for an estimated $934,000 related to the remaining lease obligation.

During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its less productive wholly-owned Centers. These Centers were located in Pasadena, California, Ft. Lauderdale, Florida, and Coral Gables, Florida. As a result of the decision to close these locations, the Company recorded a non-cash impairment charge of $1.3 million related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery on sub-leases, was determined to be $0. The Company also recorded an accrual of $161,000 related to severance costs for 12 employees, and an accrual of $617,000 related to lease termination costs for the closed Centers.

During the 52 weeks ended April 1, 2000, the Company incurred termination expenses of $472,000 related to the closure of its former headquarters facility in Lester, PA.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

The following table sets forth the restructuring activity during the years ended December 31, (in thousands):

                                  Accrual for                                          Accrual for
                                Store Closures                                       Store Closures
                                at December 31,    Restructuring                     at December 29,
                                     2000             Charges          Cash Paid          2001          Asset Write-Offs
                               -----------------  ---------------    --------------  ---------------    ----------------
Restructuring expense              $   617            $   987           $  (286)         $  1,318
Severance                              161                  -              (161)                -
Revision of December 30,
 2000 estimate                           -               (108)                -              (108)
                               -----------------  ---------------    --------------  ---------------
Total                              $   778            $   879           $  (447)         $  1,210
                               =================  ===============    ==============  ===============

Impairment charges                                                                                           $  1,217
                                                                                                        ================

                                                                                       Accrual for
                                  Accrual for                                        Store Closures
                                Store Closures     Restructuring                     at December 30,
                               at April 1, 2000       Charges          Cash Paid          2001          Asset Write-Offs
                               -----------------  ---------------    --------------  ---------------    ----------------
Restructuring expense              $     -            $   617           $     -          $    617
Severance                                -                161                 -               161
                               -----------------  ---------------    --------------  ---------------
Total                              $     -            $   778           $     -          $    778
                               =================  ===============    ==============  ===============

Impairment charges                                                                                           $  1,254
                                                                                                        ================

5.  Sale/Leaseback Transaction

Effective December 29, 2000, as amended in February 2001, the Company secured a lease line of up to $15 million from Excimer Vision Leasing L.P. ("EVL"), a related party. Under this agreement, the Company entered into a sale-leaseback arrangement. During the period ended December 30, 2000, the Company sold 1,245 of its BS3000 whitening devices for $5 million and leased them back for a period of 5 years. The leaseback has been accounted for as a capital lease. A loss of $7.1 million on this transaction has been recognized in the period ended December 30, 2000 as the fair market value of the equipment sold was less than its carrying value. The decline in fair value resulting in the loss recognition was the result of a decision to change to a new model of machine and outsource manufacturer, which contributed to a significant decline in the cost to purchase new machines. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars) plus one hundred twenty-five dollars for each key card, which enables Associated Center dentists to perform 5 teeth whitening procedures.

The agreement further provided that EVL would spend up to an additional $10 million towards the purchase of 1,755 BS3000 devices to be leased to the Company. To the extent the purchase price of the additional 1,755 devices exceeded $10 million, the Company was obligated to pay the difference. As of December 29, 2001, the Company had fully utilized the lease line made available by EVL.

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of twenty-five dollars for each

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.


6.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                            December 29,       December 30,
                                                                2001               2000
                                                                ----               ----
           Accrued salaries and benefits...........           $  619             $  730
           Accrued incentive.......................              564                535
           Accrued professional services...........              369                  -
           Accrued advertising.....................              930                579
           Other accrued expenses..................            2,477              1,694
                                                              ------             ------

           Total...................................           $4,959             $3,538
                                                              ======             ======

7.   Leases

The Company leases certain equipment under capital leases. The leases for equipment require the payment of certain fixed payments and contingent variable rentals based on usage. Payments related to variable rent were $2,680,000, $0 and $0 for the 52 weeks ended December 20, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively.

The cost of assets under capital lease obligations was $3.6 million and $1.2 million at December 29, 2001 and December 30, 2000, respectively. Accumulated amortization related to assets under capital lease obligations at December 29, 2001, December 30, 2000 and April 1, 2000 was $516,000, $0 and $0, respectively.

The Company recorded amortization expenses of $516,000, $0 and $0 under capital leases for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

The Company also leases office and retail space under non-cancelable operating leases with initial terms of five to ten years, including various renewal options and escalation clauses. Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 29, 2001 (in thousands):

                                                              Capital           Operating
                                                              Leases             Leases
                                                              ------             ------
     2002...............................................      $  900             $ 3,284
     2003...............................................         900               3,208
     2004...............................................         900               2,869
     2005...............................................         900               2,227
     2006...............................................         231               1,934
     Thereafter.........................................           -               4,683
                                                              ------             -------
     Total minimum lease payments.......................       3,831             $18,205
                                                                                 =======
     Amount representing interest.......................         653
                                                              ------
     Present value of net minimum
        lease payments..................................       3,178
     Less current portion...............................        (641)
                                                              ------
     Long-term capital lease obligations................      $2,537
                                                              ======

Rent expense was $3.7 million, $2.6 million and $1.4 million for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000, and the 52 weeks ended April 1, 2000, respectively.

8.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                 December 29,             December 30,
                                                                     2001                    2000
                                                                     ----                    ----
  Deferred tax assets (liabilities):
    Net operating loss carryforwards...................            $ 38,542                 $ 28,743
    Research and development and
       other tax credit carryforwards..................                 378                      378
    Reserves and accruals..............................                 433                      151
    Property and Equipment.............................               2,687                    1,565
    Other, net.........................................                 605                       98
                                                                   --------                 --------
  Total deferred tax assets............................              42,645                   30,935
  Valuation allowance for deferred tax assets..........             (42,645)                 (30,935)
                                                                   --------                 --------
  Net deferred tax assets..............................            $      -                 $      -
                                                                   ========                 ========

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements



Significant components of the income tax expense are as follows (in thousands):

                                                              52 weeks                   39 weeks              52 weeks
                                                                ended                      ended                 ended
                                                              December 29,              December 30,            April 1,
                                                                  2001                      2000                  2000
                                                                  ----                      ----                  ----
     Current:
          Federal....................................               $   -                    $   -                $   -
          State......................................                  57                       26                   11
                                                                    -----                    -----                -----
     Total current...................................                  57                       26                   11
                                                                    -----                    -----                -----
     Deferred:
          Federal....................................               $   -                    $   -                $   -
          State......................................                   -                        -                    -
                                                                    -----                    -----                -----
     Total deferred..................................                   -                        -                    -
                                                                    -----                    -----                -----
          Total current and deferred.................               $  57                    $  26                $  11
                                                                    =====                    =====                =====

The provision for income taxes reconciles to the amounts computed by applying the statutory federal rate to earnings (loss) before taxes as follows (in thousands):

                                                                 52 Weeks                 39 Weeks               52 Weeks
                                                                  ended                    ended                  ended
                                                               December 29,              December 30,            April 1,
                                                                   2001                     2000                   2000
                                                                   ----                     ----                   ----
     Income tax benefit at U.S.
          statutory rates.....................                   $(8,997)                 $(14,956)              $(7,995)
     State income tax benefits, net
          of Federal benefit..................                    (1,588)                   (2,639)               (1,411)
     Non-deductible items.....................                    (1,861)                    2,219                (2,995)
     Loss for which no tax benefit
          is currently recognizable...........                    12,503                    15,402                12,412
                                                                 -------                  --------               -------
                                                                 $    57                  $     26               $    11
                                                                 =======                  ========               =======

Realization of deferred tax assets is dependent on future earnings, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 29, 2001, December 30, 2000 and April 1, 2000, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $11,710,000, $12,896,000 and $12,094,000, for the 52 weeks ended December 29,
2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively. At December 29, 2001, December 30, 2000 and April 1, 2000 approximately $5,220,000, $3,253,000 and $3,005,000, respectively, of the valuation allowance for deferred tax assets relates to benefits of stock options deductions which, when recognized, will be allocated directly to contributed capital.

The Company has approximately $99,834,000 and $78,819,000 of federal and state net operating loss carryforwards, respectively, that expire in years 2010 through 2021 for federal income tax purposes and years 2002 through 2011 for state income tax purposes. Additionally, the Company has approximately $1,812,000 of net operating losses from the Republic of Ireland that may be carried forward indefinitely. A significant portion of the federal and state losses is attributable to professional corporations formed to comply with the corporate practice of medicine statutes in the jurisdictions where the Company has operations. These professional corporations are not consolidated for income tax purposes.

The Company has approximately $378,000 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin expiring in 2005 if not utilized.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitation provisions provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operation loss and tax credit carryforwards before full utilization.

9.  Note Receivable

Effective August 22, 2000 the Company entered into a Settlement Agreement in connection with the full settlement and termination of the lawsuit first filed by Natural White, Inc. and its affiliated corporations against the Company in the Supreme Court of the State of New York, Erie County in April 2000.

Pursuant to the Settlement Agreement, Natural White dismissed with prejudice all claims alleged in the lawsuit. Under the Settlement Agreement, Natural White purchased from IDEX for the sum of $950,000 a worldwide, royalty free, fully paid-up, exclusive license covering the tooth whitening products and technology it is currently using to manufacture and sell its products outside the professional field. In order to facilitate Natural White's purchase of its license from IDEX, the Company made a secured loan to Natural White in the principal amount of $838,000 to cover a portion of the purchase price. Natural White is obligated to repay the loan at the rate of $30,000 per month for 30 months, including interest of $2,000.

10.    Financing Arrangements

Following is a summary of the Company's long and short term debt financing arrangements (in thousands):

                                                               December 29,      December 30,
                                                                   2001              2000
                                                                  ------            ------
          Note Payable to EVL, a related party,
             due May 10, 2006                                      $ 2,083            $    -
          5% Subordinated Convertible Notes due and
             payable on June 29, 2005 (including discount
             of $71 and $91)                                           729               709
          Convertible Promissory Note due December 5,
             2001 to LCO Investments Ltd, a related party,
             interest at 7.52% (including discount of $253)              -             4,747
                                                             -------------------------------
                                                                   $ 2,812            $5,456
                                                            ================================

The following table presents the approximate annual maturities of debt, net of discounts, for the 52 weeks ended December (in thousands):


               2002                       $  500
               2003                          500
               2004                          500
               2005                        1,229
               2006                           83
                                         -------
               Total                      $2,812
                                         =======

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors"), in a private placement, its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount $20 million.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

Initially, the August 2000 Notes were convertible into shares of the Company's common stock at a per share conversion price of $6.18. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 1,618,121 shares of common stock, which have a term of five years and initially had an exercise price of $7.21 per share. The fair value of the warrants issued of $2.1 million was recorded as a discount of the August 2000 Notes and was being amortized over the life of the notes to interest expense. Seven of the Investors, who purchased an aggregate amount of $15.7 million of the August 2000 Notes, are affiliates of the Company.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5 million. In conjunction with the issuance of the December 2000 Note, warrants to purchase 250,000 shares of common stock were issued at an exercise price of 5.00 per share. The warrants have a contractual life of 5 years and remain outstanding and unexercised. The fair value of the warrants issued of $253,000 was recorded as a discount of the December 2000 Note and was being amortized over the life of the note to interest expense. The December 2000 Note was convertible into shares of common stock of the Company at a conversion price of $5.00 per share. On April 10, 2001, LCO Investments Ltd. converted its Promissory Note in the original principal amount of $5 million, together with accrued interest of $132,644, into 1,026,529 shares of restricted common stock. The unamortized fair value of the warrants was immediately recorded as interest expense upon conversion of the Note.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $5.00 per share. Additionally, the fair value of the Warrants was adjusted to $2.3 million based upon the change in conversion price and the discount of the August 2000 Notes was adjusted accordingly. The new fair value of the warrants was amortized on a straight-line basis over the life of the notes to interest expense.

In December 2000, two investors converted their original August 2000 Notes, together with accrued interest, into an aggregate of 1,122,323 shares of common stock. This conversion was effected at the $5.00 conversion price.

Subsequently, effective December 14, 2000, certain of the other original Investors agreed with the Company to convert an aggregate of $13.6 million in principal amount of their August 2000 Notes, together with interest, into 3,568,560 shares of common stock at an amended conversion price of $3.8625 per share.

Upon conversion of the notes, the related unamortized discount of $2.2 million arising from the fair value of the Warrants was immediately recorded as interest expense.

The Company also recorded $314,000 of additional interest expense related to the $5.00 per share beneficial conversion rate offered the Investors, and $3.1 million of additional interest expense related to the $3.86 per share inducement to convert offered to Investors as noted above. The amounts represent the difference between the stated conversion rates of the August 2000 Notes and the effective conversion rates considering the relative fair value attributed to the notes and the related warrants.

As of December 29, 2001, $800,000 of the original August 2000 Notes remain outstanding. The unamortized discount on these notes is $71,000 as of December 29, 2001 and is being amortized over the life of the notes to interest expense.

Of the original Warrants issued in the August 2000 Note Offering, 1,506,311 Warrants remain outstanding and unexercised.

As a result of the issuance of warrants as discussed in Note 1, "Additional Working Capital Guarantees," the conversion price of the remaining August 2000 Notes, and the exercise price of the Warrants was automatically adjusted to $4.70 per share.

                               BriteSmile, Inc.
                  Notes to Consolidated Finanical Statements


The conversion price of the remaining August 2000 Notes, and the exercise price of the outstanding Warrants, continues to be subject to additional adjustments from time to time upon the occurrence of certain other events described in the August 2000 Notes and Warrants, including future issuances of Common Stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers.

At any time after the third anniversary of the issuance date of the August 2000 Notes, the Note holder has the right, but not the obligation, to elect to cause the Company to redeem all or a portion of its August 2000 Notes.

Effective March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006. In October 2001, this loan was amended to allow for early prepayments without penalty. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal, and a "final payment" of principal. An initial fixed payment of $10,417 was paid on April 1, 2001. Additional monthly payments of $12,500 are due during the loan period. Variable payments are twenty-five dollars for each BriteSmile teeth whitening procedure performed at the Company's 14 whitening Centers. Variable payments totaled $664,000 for the year ended December 29, 2001. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

In December 2001, as amended in March 2002, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers Limited. The Credit Agreements provide for secured loans to the Company of up to $1.5 million, and an unsecured line of credit of up to $1 million. Any principal advanced under the unsecured portion of the line of credit is payable on demand, and bears interest at a fluctuating rate equal to LIBOR plus 200 basis points. Interest payments on the unsecured portion are payable monthly. Advances under the unsecured $1 million line may be used for general business purposes, including use by the Company. Mr. Pilaro, the Company's Chairman of the Board, is also Chairman of CAP Advisers. CAP is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO Investments, Ltd, the Company's major shareholder.

11. Shareholder's Equity

On April 30, 2001, the Company completed a private offering (the "Offering") of
its restricted common stock, par value $0.001 per share ("common stock").   The
Offering involved sales of a total of 5,371,428 shares of restricted common stock to 17 accredited investors and their affiliated funds (the "Investors"). None of the Investors was affiliated with the Company before the completion of
the Offering.   The Company sold the shares of common stock issued in connection with the Offering for $5.25 per share, yielding gross proceeds to the Company of $28.2 million.

In connection with the Offering, the Company engaged Stonegate Securities, Inc., Dallas, Texas (the "Placement Agent"), to act as placement agent for the Offering. For its services, the Company agreed to pay the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000 and issue to the Placement Agent warrants to purchase a total of 537,142 shares of restricted common stock for a per share purchase price of $5.25. The warrants have a five year term. The fees paid to the Placement Agent and the fair value of the warrants of $2,239,886 were netted against the Offering proceeds.

In connection with the Offering, on March 14, 2001, the Company issued warrants to purchase 100,000 shares of common stock for a per share price of $5.00 to Pequot Partners Fund, L.P., Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., LCO Investment Limited, P de P Tech Limited, John Reed and Brad Peters, in exchange for agreeing to cover any cash shortfall in the Offering up to $5 million. The

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements

warrants have a five-year term. The fair value of the warrants of $225,000 was netted against the Offering proceeds.

Effective February 1, 2000, the Company issued an aggregate of 30,927 shares of restricted common stock to three affiliated purchasers ("Quota Rabbicco II, Ltd., Argonaut Partnership, L.P. and David E. Gerstenhaber), in a private placement for cash proceeds to the Company of $186,000.

Effective February 1, 2000, the Company issued an aggregate 77,318 shares of restricted common stock to Andrew J. McKelvey, an affiliated purchaser, in a private placement for cash proceeds to the Company of $464,000.

On January 18, 2000, the Company issued and sold in a private placement 3,333,333 shares of its common stock at $6.00 per share for aggregate proceeds of $20 million. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (1,666,667 shares), Pequot Partners Fund, L.P. (833,333 shares), and Pequot International Fund, Inc. (833,333 shares).

On October 29, 1999, LCO Investments Limited ("LCO"), the principal shareholder of the Company, exercised options to purchase 1,173,334 shares of common stock of the Company, resulting in proceeds of $5.28 million to the Company. The Company granted the options to LCO in April 1996 and May 1997 in connection with private placements of the Company's common stock.

In June 1999 the Company completed a private placement of 1,355,555 shares of its common stock for $15 million. 1,004,043 shares were sold to private investors, and the remaining 351,512 were sold to a group of individuals, including members of senior management, the Company's Board of Directors and key consultants.

Stock Option Plans
------------------

During 1990, the Company adopted the 1990 Stock Option Plan ("1990 Plan"), and subsequently, in January 1997, adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"). Under the terms of the 1997 Plan, initially up to 2,000,000 shares of the Company's common stock were reserved for issuance. An additional 3,000,000 shares were reserved for issuance under the 1997 Plan in January 1999. In June 2001, the Plan was increased to 7,000,000 shares. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a five-year period and have a maximum term of ten years.

A summary of the Company's stock option activity and related information for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and, the 52 weeks ended April 1, 2000 follows:

                                52 weeks ended             39 weeks ended             52 weeks ended
                              December 29, 2001           December 30, 2000            April 1, 2000
                           -------------------------  -------------------------    -------------------------
                                          Weighted-                  Weighted-                   Weighted-
                                           Average                    Average                     Average
                                          Exercise                   Exercise                    Exercise
                                            Price                      Price                       Price
                             Options      Per Share     Options      Per Share      Options      Per Share
                           ----------   ------------  ----------  -------------    ----------- -------------
Outstanding at
 beginning Of year          6,370,933       $5.50      6,142,683      $4.78         5,423,267       $2.90
Granted                     1,352,740        5.27      1,158,000       5.93         3,012,000        8.55
Exercised                    (461,044)       2.87       (163,750)      1.51        (2,040,334)       3.17
Forfeited/expired          (1,176,100)       6.21       (766,000)      6.64          (252,250)       4.77
                           ----------                 ----------                  -----------       -----
Outstanding at end of
 year                       6,086,529        5.22      6,370,933       5.50         6,142,683       $4.78
                           ==========                 ==========                  ===========       =====


                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Exercise prices for outstanding options as of December 29, 2001 ranged from $1.00 to $13.75 per share and the weighted-average remaining contractual life of those options outstanding at December 29, 2001 and December 30, 2000 was 6.30 years and 7.87 years, respectively. The weighted average fair market value of options granted during the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000 were $5.27, $5.93, and $8.55, respectively.

A summary of the status of options outstanding at December 29, 2001 follows:

                               Outstanding Options                                            Exercisable Options
                               -------------------                                            -------------------

                                              Weighted
                                               Average             Weighted
     Range of                                 Remaining             Average                                  Weighted
  Exercise Price           Number            Contractual        Exercise Price           Number          Average Exercise
    Per Share           Outstanding        Life (in Years)         Per Share          Exercisable        Price Per Share
------------------  -------------------  -------------------  ------------------  -------------------  --------------------
 $ 1.00 - $ 1.75          1,036,000              4.41                 1.52               743,000               1.58
   2.31 -   2.50            996,336              8.22                 2.46               620,836               2.47
   2.63 -   3.50            383,000              3.77                 2.98               192,000               2.94
   3.75 -   5.88          1,146,360              6.18                 4.94               500,893               5.32
   6.00 -   6.88            584,500              7.11                 6.15               304,500               6.18
   7.13 -   8.89            577,000              7.42                 7.66               243,000               7.70
   9.00 -  10.50            820,333              6.62                 9.29               503,833               9.17
  10.80 -  13.75            543,000              6.66                12.17               241,000              11.89
                          ---------              ----                -----             ---------              -----
Total                     6,086,529                                                    3,349,062
                          =========                                                    =========

As of December 29, 2001, options granted to employees and directors for 3,349,062 shares of common stock are exercisable.

Shares Reserved for Future Issuance
-----------------------------------

The Company has reserved shares of common stock for future issuance as follows:

                                                       December 29, 2001
                                                   -------------------------
Stock options outstanding......................            6,086,529
Stock options, available for grant.............              913,471
Warrants.......................................            1,991,905

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

Pro forma information regarding net income (loss) is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of FAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.13, 1.31 and 1.28 for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively; an average risk-free interest rate of 4.75%, 5.72% and 5.72% for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


ended April 1, 2000, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 5 years.

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

Had compensation cost for the Company's stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation method, the Company's historical net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                      December 29,       December 30,          April 1,
                                          2001               2000                2000
                                    ----------------   ----------------    ---------------
                                                         (As restated)
Compensation expense..............        $ 5,733           $ 3,641            $ 2,473
Pro forma loss....................        $32,232           $48,425            $25,989
Pro forma basic and diluted
   loss per share.................        $  0.96           $  1.98            $  1.30

The pro forma impact of compensation expense measured under FAS 123 on the net loss for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and, the year ended April 1, 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

Options Issued to Non-employees
-------------------------------

On November 30, 1998, the Company issued options to purchase 300,000 shares of common stock at $1.1875 to Oral Health Clinical Services. Seventy-five thousand (75,000) options vested immediately and on October 31, 2001, another 75,000 options vested as a result of submission of clinical data to the American Dental Association (ADA). The balance of 150,000 shares will only vest upon the Company receiving ADA approval. As a result of the submission in 2001, the Company recognized a non-cash expense of $305,000.

12. Warrants

On September 21, 2001, the Company issued warrants to purchase 100,000 shares of the Company's common stock to Dr. Salim Nathoo and Dr. John Warner as compensation for consulting services to the Company for the period October 1, 2001 to December 31, 2002.

The warrants are exercisable at $5.55 per share and expire September 21, 2003. The fair market value of these warrants utilizing the Black-Scholes valuation model resulted in a non-cash charge of $154,000 during the 52 weeks ended December 29, 2001.

13. Net Loss Per Share of Common Stock

The calculation of basic and diluted net loss per share is as follows (in thousands, except share data):

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


                                                              December 29,     December 30,        April 1,
                                                                  2001             2000              2000
                                                                  ----             ----              ----
                                                                               (As restated)
Net loss before cumulative effect of change in accounting
 principle.................................................   $    (26,499)    $    (44,512)    $    (23,516)
Cumulative effect of change in accounting principle........              -             (272)               -
                                                              ------------     ------------     ------------
Net loss...................................................   $    (26,499)    $    (44,784)    $    (23,516)
                                                              ============     ============     ============
Weighted-average shares of common stock outstanding used
 in computing basic and diluted net loss per share.........     33,550,316       24,493,676       19,995,796

Basic and diluted net loss per common share before
 cumulative effect of change in accounting principle.......   $      (0.79)    $      (1.82)    $      (1.18)
                                                              ============     ============     ============
Cumulative effect of change in accounting principle........   $          -     $      (0.01)    $          -
                                                              ============     ============     ============
Basic and diluted net loss per common share................   $      (0.79)    $      (1.83)    $      (1.18)
                                                              ============     ============     ============

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 1,354,600, 411,727, and 3,598,420 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the 52 weeks ended December 29, 2001, the 39 weeks ended December 30, 2000 and the 52 weeks ended April 1, 2000, respectively.

14.  Commitments and Contingencies

Litigation
----------

On November 30, 2001, Banc of America Securities, LLC ("BAS") commenced an action against the Company in the United States District Court for the Southern District of New York for breach of contract seeking to recover approximately $1.7 million as a commission fee on a private placement offering of the Company's securities. BAS alleges that the Company breached its contract with BAS by employing another investment bank to carry out its private placement and by refusing to pay a fee to BAS based upon the proceeds thereof.

The Company has filed an answer denying the material allegations of BAS' complaint and alleging affirmatively that BAS itself breached its contract with the Company by abandoning its efforts to market and sell the Company's securities. The Company further alleges that after BAS advised the Company of its inability to place the Company's securities, BAS acquiesced in the appointment of another placement agent for the sale of the Company's securities. The Company has filed counterclaims against BAS for $2 million alleging that BAS' performance under the agreement was careless, negligent and indifferent and that the abandonment of its duties constituted a breach of contract.

Pretrial discovery is in its initial stages and there have been no depositions conducted to date. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this litigation.

15.  Related Party Transactions

LCO Properties Sublease
-----------------------

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited ("LCO"). The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO Properties, Inc. and its lessor.

Stock Grants by Principal Shareholder
-------------------------------------

In 2001, the Company recorded non-cash compensation expense of $621,000 related to the granting of 210,000 shares of Company common stock held by a principal shareholder to two Company executives, an employee, and an outside consultant for services performed on behalf of the Company.

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

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Public Relations Services Agreement
-----------------------------------

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS") Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $23,000 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement
---------------------------------------

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, Salim A. Nathoo and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health, Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo that are vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained. To date, certification has not been obtained.

Oraceutical Agreement
---------------------

On November 27, 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC. R. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. In consideration for its services, Oraceutical has been paid $25,000 a month, plus options to purchase 200,000 shares of common stock, subject to vesting provisions, exercisable at $3.75 per share.

EVL Lease Agreement
-------------------

On December 29, 2000, as amended in February 2001 and March 2002, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL") (See note 5 - Sale/Leaseback Transaction) Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL. Effective June 30, 2001, CAP America Limited increased its ownership in EVL from 1.79% to 70% and CAP America Trust decreased its ownership interest from 78.21% to 10%. On the same day, CAP America Limited was sold to LCO Investments, the Company's major shareholder. The remaining 20% ownership interest in EVL is held by persons unrelated to the Company.

CAP Advisers Line of Credit
---------------------------

In December 2001, as amended in March 2002, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers Limited which provides for a $2.5 million line of credit facility to the Company and its subsidiary (See note 1 - Liquidity).

Additional Working Capital Guarantees
-------------------------------------

In March 2002 the Company received written commitments from certain existing shareholders and directors of the Company to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company) (See note 1 - Liquidity).

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


16.  Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan.

17.  Unaudited Quarterly Financial Data

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve a continuing obligation of the seller. The Company's previous revenue recognition policy was to recognize Associated Center revenue at the time the key card was shipped. After discussions with the SEC regarding application of SAB No. 101, the Company modified its revenue recognition policies and recorded a non-cash charge of $272,000 or $(0.01) per share to reflect the cumulative effect of the accounting change as of the beginning of the transition period ended December 31, 2000, to recognize revenue over the estimated period in which the procedures are performed by the Associated Center. The Company's revenue recognition policies are disclosed in Note 1.

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


The Company has included the following information below to demonstrate the effect on Q1 through Q4 of the 52 weeks ended December 29, 2001 and Q1 through Q3 of the 39 week transition period ended December 30, 2000, as if the provisions of SAB 101 had been applied as of the beginning of the 39 week transition period ended December 30, 2000 (in thousands, except share data):

Amounts for the 52 weeks ended December 29, 2001
                                  March 31, 2001            June 30, 2001           September 29, 2001          December 29, 2001
                             Previously                Previously                 Previously                 Previously
                              Reported     Restated     Reported     Restated      Reported     Restated      Reported    Restated
Revenue                      $     9,704  $     8,917  $    12,337  $    11,570  $    12,701  $    13,359  $     8,475  $     9,384
Operating Costs and
 Expenses:
 Operating and occupancy
  costs                            3,197        3,197        4,383        4,383        4,376        4,376        4,788        4,788
 Selling, general and
  administrative expense           9,370        9,833       10,824       11,156       11,675       11,675       11,623       10,828
 Research and development
  expenses                           548          548           19           19          334          334          948          948
 Depreciation and
  amortization                     1,214        1,214        1,166        1,166        1,059        1,059        1,276        1,276
 Restructuring expense                 -            -            -            -            -            -          879          879
 Impairment charges                    -            -            -            -            -            -        1,217        1,217
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total operating costs and
 expenses                         14,329       14,792       16,392       16,724       17,444       17,444       20,731       19,936
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Loss from operations              (4,625)      (5,875)      (4,055)      (5,154)      (4,743)      (4,085)     (12,256)     (10,552)

Other                               (268)        (268)        (319)        (319)         (47)         (47)        (199)        (199)
Loss before cumulative
 effect of accounting
 changes
Cumulative effect of
 accounting changes
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net loss                     $    (4,893) $    (6,143) $    (4,374) $    (5,473) $    (4,790) $    (4,132) $   (12,455) $   (10,751)
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Basic and diluted net loss
 per share:
  Loss before cumulative
   effect of change in
   accounting principle      $     (0.17) $     (0.21) $     (0.13) $     (0.16) $     (0.13) $     (0.12) $     (0.34) $     (0.30)
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
  Cumulative effect of
   change in accounting
   principle                 $            $            $            $            $            $            $            $
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Basic and diluted net
   loss per share            $     (0.17) $     (0.21) $     (0.13) $     (0.16) $     (0.13) $     (0.12) $     (0.34) $     (0.30)
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

Weighted-average shares -
   basic and diluted          28,816,515   28,816,513   33,301,498   33,301,498   35,873,103   35,873,103   36,210,148   36,210,148
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

                               BriteSmile, Inc.
                  Notes to Consolidated Financial Statements


Amounts for the 39 week transition period ended December 30, 2000
                                                           June 30, 2000           September 30, 2000         December 30, 2000
                                                       Previously                Previously                Previously
                                                        Reported     Restated     Reported     Restated     Reported     Restated
Revenue                                                $     4,326  $     4,270  $     5,179  $     5,319  $     7,303  $     6,715
Operating Costs and Expenses:
 Operating and occupancy costs                                 342          342        2,774        2,774        6,346        6,346
 Selling, general and administrative expense                10,868       10,868       10,350       10,350        9,338        9,338
 Research and development expenses                             386          386          557          557          868          868
 Depreciation and amortization                               1,010        1,010        1,243        1,243        1,577        1,577
 Restructuring expense                                           -            -            -            -          778          778
 Impairment charges                                              -            -            -            -        1,254        1,254
 Loss on sale/leaseback transaction                              -            -            -            -        7,138        7,138
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Total operating costs and expenses                          12,606       12,606       14,924       14,924       27,299       27,299
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Loss from operations                                        (8,280)      (8,336)      (9,745)      (9,605)     (19,996)     (20,584)

Other                                                           45           45         (308)        (308)      (5,724)      (5,724)
Loss before cumulative effect of accounting changes         (8,235)      (8,291)     (10,053)      (9,913)     (25,720)     (26,308)
Cumulative effect of accounting changes                          -         (272)           -            -            -            -
                                                       -----------  -----------  -----------  -----------  -----------  -----------
Net loss                                               $    (8,235) $    (8,563) $   (10,053) $    (9,913) $   (25,720) $   (26,308)
                                                       ===========  ===========  ===========  ===========  ===========  ===========

Basic and diluted net loss per share:
  Loss before cumulative effect of
   change in accounting principle                      $     (0.34) $     (0.35) $     (0.42) $     (0.41) $     (1.00) $     (1.03)
                                                       ===========  ===========  ===========  ===========  ===========  ===========
  Cumulative effect of change in accounting principle  $            $     (0.01) $            $            $            $
                                                       ===========  ===========  ===========  ===========  ===========  ===========

Basic and diluted net loss per share                   $     (0.34) $     (0.36) $     (0.42) $     (0.41) $     (1.00) $     (1.03)
                                                       ===========  ===========  ===========  ===========  ===========  ===========

Weighted-average shares - basic and diluted             23,920,694   23,920,694   23,931,977   23,931,977   25,621,063   25,621,063
                                                       ===========  ===========  ===========  ===========  ===========  ===========

     During the fourth quarter of 2001, in addition to those adjustmemts related to revenue recognition discussed above, the Company recorded an increase to first quarter selling, general and administrative expenses of $463,000 for the fair value of stock grants by a principal shareholder, and an increase to second quarter selling, general and administrative expenses of $174,000 and $158,000 for the revaluation of options issued to a consultant and the fair value of stock grants by a principal shareholder, respectively.

                14a. Exhibits and Financial Statement Schedules


1. Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts for the three fiscal periods ended December 29, 2001.

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

                                                                     Schedule II
                               BriteSmile, Inc.
                       Valuation and Qualifying Accounts

                                                        Periods ended
                                           December 29,  December 30,   April 1,
                                              2001          2000          2000
                                           -------------------------------------
                                                       (in thousands)
Allowance for doubtful accounts - trade
   accounts receivable:
  Balance, beginning of period                $     163     $      83   $   486
  Additions to allowance                            676           137        60
  Deductions, net of recoveries                    (224)          (57)     (463)
                                           -------------------------------------
  Balance, end of period                      $     615     $     163   $    83
                                           =====================================