Form 10-K/A
period 2001-12-29
BRITESMILE INC
filed 2002-04-29
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                For the Fiscal Year Ended: December 29, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11064

                                BRITESMILE, INC.
        (Exact name of small business issuer as specified in its charter)

             UTAH                                       87-0410364
--------------------------------------           -------------------------------
(State or other jurisdiction                            (IRS employer
of incorporation or organization)                    identification no.)

     490 North Wiget Lane
   Walnut Creek, California                                  94598
--------------------------------------           -------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (925) 941-6260
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to                 Name of each exchange
 Section 12(b) of the Act:                          on which registered:
--------------------------------------           -------------------------------
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
Yes     X   No
     ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates as of April 8, 2002 was approximately $83,959,173 based on the closing sale price of the issuer's stock as reported by the NASDAQ NMS on such date. The number of shares of common stock of the registrant outstanding as of March 26, 2002 was 36,404,461.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K, for the sole purpose of filing the information required to be disclosed pursuant to
Part III of Form 10-K for the Company's fiscal year ended December 29, 2001.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

NAME AGE  CURRENT POSITION(S) (1)

John L. Reed                               60       Chief Executive Officer and Director
Paul Dawson                                47       Chief Executive Officer of BriteSmile
                                                    International Limited, a subsidiary of the
                                                    Company
Linda S. Oubre                             43       President, Center Division and Director
Derek Correia                              33       Executive Vice President, Marketing
Peter P. Hausback                          42       Executive Vice President, Chief Financial Officer, and
                                                    Secretary
Stephen Miller                             55       Executive Vice-President, Manufacturing and
                                                    Distribution
Anthony M. Pilaro                          66       Chairman of the Board
R. Eric Montgomery                         47       Director
Peter Schechter                            42       Director
Bradford G. Peters                         34       Director
Harry Thompson                             72       Director
Gerald Poch                                55       Director
Dr. Gasper Lazzara, Jr.                    59       Director
Dennis F. Hightower                        60       Director since March, 2001

(1) All directors serve for one year and until their successors are elected and qualified and, unless otherwise noted, have served as a director during the entire fiscal year ended December 29, 2001 through the date of this Report. All officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the officers and directors.

John L. Reed

Prior to joining the Company in June 1999 as its Chief Executive Officer, Mr. Reed was Chairman of the Pacific Retailing Division of Duty Free Shoppers Group Limited ("DFS"), the world's leading specialty retailer catering to international travelers. At DFS he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1982 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Department Stores and John Wanamaker.

Paul Dawson

Mr. Dawson, prior to joining the Company's subsidiary, BriteSmile International, as its Chief Executive Officer, was Chief Executive Officer of Camus International, a global marketer of luxury goods. During his nine-year tenure with Camus, he spearheaded an aggressive worldwide market expansion program of that company's premium cognac products. Prior to Camus, Mr. Dawson held the position of Engagement Manager at McKinsey & Company, an international consulting firm. While at McKinsey, he advised a broad range of multinational consumer companies on international expansion strategies. Mr. Dawson has lived and worked in the United States, Europe, Asia and the Middle East. He holds masters degrees from Cambridge University and UC Berkeley, and an MBA from Stanford University.

Linda S. Oubre

Linda S. Oubre commenced serving as a director of the Company in May 1998. In July 1998, she was appointed President, Center Division of the Company. Prior to joining the Company, Ms. Oubre served for 2 years as President of Tri Com Ventures, a company which specialized in new venture planning and implementation consulting for clients such as McGraw Hill's Business Week Magazine, Prodigy Online Service, and the United Nations Business Development Project in the Republic of Belarus. Prior to 1996, Ms. Oubre was General Manager, New Business Development, for the Los Angeles Times, and also served as Director of Operations for Walt Disney's Consumer Products Division and Manager of Financial Planning for the Times Mirror Company. She has also been a visiting instructor at the Wharton Business School. Ms. Oubre is a graduate of the University of California, Los Angeles and received her MBA from the Harvard Business School.

Derek Correia

Mr. Correia initially joined BriteSmile in September 2000. In January 2002, he was appointed Executive Vice President, Marketing. Mr. Correia brings to the Company 10 years of experience in consumer marketing and brand management working for Fortune 500 companies with dynamic consumer brands. Prior to joining BriteSmile, Mr. Correia served as Senior Vice President of Marketing for Renaissance Cruises; Vice-President, Product and Brand Marketing for Burger King Corporation; and Director, Innovation and Brand Marketing for Pizza Hut, Inc.

Peter P. Hausback

In April 2001, the Company named Peter P. Hausback as Executive Vice President, Chief Financial Officer and Secretary. Previously, Mr. Hausback served as the CFO, VP-Finance and Secretary for Il Fornaio, a multi-state restaurant and commercial bakery company. While at Il Fornaio, Mr. Hausback was responsible for planning, directing and managing human resources, MIS and all financial functions, including budget and analysis, SEC reporting, accounting, cost, treasury, cash, credit and tax functions. Mr. Hausback also previously served as a manager at Price Waterhouse LLP in San Francisco, and as a senior auditor with Security Pacific Corporation in Los Angeles.

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

Anthony M. Pilaro

Mr. Pilaro has been a director of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited which maintains offices in Dublin, Ireland. He is also founder and Chairman of Excimer Vision Leasing L.P., a partnership primarily engaged in the business of leasing Excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of DFS and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia, and the University of Virginia Law School, Mr. Pilaro practiced law in New York City through 1964.

R. Eric Montgomery

Mr. Montgomery has been a director of the Company since May 1998. He is an experienced consultant, researcher and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Previously, from November 1997 until May 1998, he served as an independent consultant to the Company through Applied Dental Sciences, Inc., the oral care products research and development firm of which he has been President since 1992. Mr. Montgomery is also the Founding Manager and President of OraCeutical LLC, an organization dedicated to the development of innovative products and technologies for dentistry and consumer oral care. Oraceutical is currently engaged by the Company to provide technology development services. Mr. Montgomery's organizations have provided consulting services to and developed products for companies including The Dial Corporation, Natural White, Virbac SA, Zila Pharmaceuticals, ProHealth Laboratories, OPI Products, American Dental Hygienics, Premiere Dental, and Boots PLC. Mr. Montgomery is also President of IDEX Dental Sciences, Inc., an intellectual property holding firm established in March 1996.

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

Bradford Peters

Mr. Peters has been a director of the Company since December 1999. He is the President of Blackfin Capital, a privately held investment company based in New York. Prior to founding Blackfin Capital, from July 1993 to June 1998, Mr. Peters was with Morgan Stanley Private Wealth Management Group. Mr. Peters holds an MBA degree from Duke University.

Harry Thompson

Mr. Thompson has served as a director of the Company since December 1999. He is currently the President of The Strategy Group and Managing Director of Swiss Army Brands, Inc., where he has worked since 1989. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world's leading advertising groups. Mr. Thompson also has served as either manager or chairman of several telecommunication companies of The Galesi Group. Mr. Thompson holds an MBA degree from Harvard Business School.

Gerald Poch

Mr. Poch has served as a director of the Company since May 2000. He is a Managing Director and co-head of the venture funds and the private equity funds managed by Pequot Capital Management, Inc. Previously, Mr. Poch was the chairman, president, and CEO of GE Capital Information Technology Solutions, a technology solutions provider. Prior to that, Mr. Poch was a founder, co-chairman and co-president of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems, and its predecessor companies until its acquisition by GE Capital in 1996. Mr. Poch received his B.S. from the University of Connecticut Honors College and graduated cum laude with a J.D. from Boston University Law School.

Dr. Gasper Lazzara, Jr.

Dr. Gasper Lazzara, Jr. has served as a director of the Company since
2000. He served as Chairman of the Board and a director of the Orthodontic Centers of America, Inc. ("OCA") from its inception in July 1994 through July 2000. He also served as Co-Chief Executive Officer of OCA from September 1998 to July 2000, and he served as Chief Executive Officer of OCA from July 1994 to September 1998. From 1989 to 1994, Dr. Lazzara served as President or Managing Partner of certain predecessor entities of OCA. He is a licensed orthodontist and, prior to founding OCA, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

Dennis F. Hightower

Mr. Hightower was named a director of the Company in March 2001. Most recently, Mr. Hightower served as Chief Executive Officer of Europe Online Networks, SA, from May 2000 to May 2001. Prior to that, he was a Professor of Management at the Harvard Business School from July 1996 to May 2000. Previously, he was one of the highest-ranking executives at Walt Disney, having served as President of Walt Disney Television and Telecommunications, and President, Disney Consumer Products for Europe, Middle East and Africa. His career includes positions with Xerox, McKinsey & Co., General Electric, Mattel and Russell Reynolds. In addition, he is a member of the Board of Directors of The Gillette Company, Northwest Airlines, Pan Am Sat Corporation, Phillips Van-Huessen and the TJX Companies. Mr. Hightower received his MBA from the Harvard Business School.

Significant Employees or Consultants

Dr. John W. Warner

Dr. Warner accepted the position of Research and Development Director for the Company in May 1998. Dr. Warner is an experienced research and technology consultant and entrepreneur who was one of the leading contributors to the development of ophthalmic applications of laser technology. Dr. Warner leads the Company's assessment of existing products and LATW development efforts. Dr. Warner has served as a consultant to Northwestern University in the areas of technology development and commercialization. From March 1986 to December 1990 he was the founder and CEO of Taunton Technologies, Inc., a predecessor of VISX, Inc., engaged in the business of developing and manufacturing Excimer laser systems to perform ophthalmic surgery.

Salim A. Nathoo, D.D.S.

Dr. Nathoo was formerly employed by Colgate-Palmolive Co. as a Senior Researcher from 1990 to 1998 and was a key member in the successful worldwide launch of the Colgate Whitening program during his tenure there. Dr. Nathoo has lectured globally on both the clinical and scientific aspects of teeth whitening, and he is recognized as one of the leading authorities on the subject. Dr. Nathoo is one of the founders of Oral Health Clinical Services, LLC. Dr. Nathoo holds both a PhD and DDS from New York University, and has published over 40 papers in major scientific journals.




                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended December 29, 2001, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows: Form 4 report of Mr. Hausback filed June 13, 2001, to report a transaction dated January 4, 2001; Form 4 report of Mr. Hightower dated May 17, 2001, to report a transaction dated March 6, 2001; Form 4 report of LCO Invesments Limited filed May 24, 2001, to report a transaction dated January 4, 2001; Form 4 report of Ms. Oubre filed June 25, 2001, to report a transaction dated January 2, 2001; Form 4 report of Ms. Oubre filed September 7, 2001, to report a transaction dated July 26, 2001; Form 4 report of Mr. Reed filed June 25, 2001, to report a transaction dated January 2, 2001; and Form 4 report of Mr. Schechter filed October 15, 2001, to report a transaction dated July 25, 2001.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 29, 2001, that has not been filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the fiscal year ended April 1, 2000 ("Fiscal 2000"), the nine-month transition period ended December 30, 2000 (the "Transition Period"), and the fiscal year ended December 29, 2001 ("Fiscal 2001"), to John Reed, the Company's Chief Executive Officer, and to the Company's four most highly compensated executive officers during Fiscal 2001. Peter Hausback, the Company's CFO, commenced employment in April 2001.

                           Summary Compensation Table

                                                                                           Long Term
                                                                                         Compensation
                                                                                     ----------------------
                                                                     Annual
                                                                Compensation                Awards
                                                             --------------------    ----------------------
                                                                                          Securities
Name and                                                                                  Underlying
Principal Position                      Period                   Salary ($)                 Options
--------------------------     --------------------------    --------------------    ----------------------
John Reed, CEO                 Fiscal 2001                   $    250,481                       0
                               Transition Period                  187,500                       0
                               Fiscal 2000                        201,923                 250,000   (1)

Paul Dawson                    Fiscal 2001                   $    210,000                       0
CEO, BriteSmile                Transition Period             $    150,000                       0
International, Ltd.            Fiscal 2000                        167,723                 320,000   (2)

Peter Hausback                 Fiscal 2001                   $    141,433                 150,000   (4)
Chief Financial
Officer(3)


Linda S. Oubre                 Fiscal 2001                   $    215,877                  30,000   (5)
President, Center              Transition Period                  148,958                       0
Division                       Fiscal 2000                        176,058                  25,000   (6)

Michael P. Whan                Fiscal 2001                   $    366,169                  50,000   (8)
President,                     Transition Period             $    428,987(9)              200,000  (10)
Worldwide                      Fiscal 2000                              0                       0
Marketing(7)


     (1) Options vest 50,000 each year over 5 years beginning on March 24, 2001.

     (2) Mr. Dawson was granted options to purchase 20,000 shares on November 1, 1999, which options vested on November 20, 2000, and options to purchase 300,000 shares on April 19, 1999, of which 100,000 options vested immediately and the remainder vest 40,000 per year beginning on April 19, 2000.

     (3) Peter Hausback replaced Paul Boyer as the Company's Chief Financial Officer in April 2001.

     (4) Mr. Hausback was granted options to purchase 150,000 shares on January 4, 2001, of which 50,000 vested in April 2001 and 20,000 vested in December 2001, and 80,000 of which vest over 5 years on December 1 of each year.

     (5) Ms. Oubre was granted options to purchase 30,000 shares on March 20, 2001, which vested March 20, 2002.

     (6)  Options vested on November 1, 2000.

     (7) Derek Correia replaced Mr. Whan in January 2002 as the Company's Executive Vice President, Marketing.

     (8) Mr. Whan was granted options to purchase 50,000 shares on March 20, 2001, which vested March 20, 2002, but which expired April 4, 2002.

     (9)  Mr.  Whan  received  $200,000  for  relocation   expenses  during  the
          transition period.

     (10) 100,000 of the options granted vested immediately and the remainder vest 20,000 per year beginning on April 23, 2001. However, all of Mr. Whan's options expired April 4, 2002.

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:

                        OPTION GRANTS IN FISCAL YEAR 2001


                                                                                                   Potential Realizable Value
                                                                                                   at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation
                                                  Individual Grants                                     for Option Term
                         ---------------------------------------------------------------------    -----------------------------
                           Number of          % of Total
                           Securities           Options
                           Underlying         Granted to        Exercise or
                            Options          Employees in       Base Price       Expiration
Name                      Granted (#)           FY 2001          ($/Share)          Date                 5%           10%
---------------------    ---------------    ----------------    ------------    --------------    --------------   ------------
John L. Reed                    0                 N/A                N/A              N/A              N/A            N/A
Paul Dawson                     0                 N/A                N/A              N/A              N/A            N/A
Linda S. Oubre                30,000              2.2%              4.44            3-20-11          $   83,679    $  212,287
Michael P. Whan (1)           50,000              3.7%              4.44            4-04-02          $   11,100    $   22,200
Peter Hausback               150,000             11.1%              3.50            1-04-11          $  110,057    $  278,905

     (1) Derek Correia replaced Michael Whan as the Company's Executive Vice President, Marketing in January, 2002.

                   AGGREGATED OPTION EXERCISES IN FISCAL YEAR
                       AND DECEMBER 29, 2001 OPTION VALUES

                                                          Number of Securities
                                                         Underlying Unexercised           Value of Unexercised
                            Shares                             Options at                In the Money Options at
                         Acquired on       Value          December 29, 2001 (1)           December 29, 2001 (1)
Name                     Exercise (#)   Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable
----                     ------------   ------------    -------------------------       -------------------------

John L. Reed                  0              0              600,000 / 400,000             $1,410,000/ $940,000

Paul Dawson                   0              0              200,000 / 120,000                      0/ 0

Linda S. Oubre              18,000       145,920            147,000 / 90,000               $378,200 / $60,000

Michael P. Whan (2)           0              0                    0 / 0                           0 / 0

Peter Hausback (3)            0              0               70,000 / 80,000               $ 94,500 / $108,000

     (1) Potential unrealized value is calculated as the fair market value at December 29, 2001 ($4.85 per share), less the option exercise price, times the number of shares.

     (2) Derek Correia replaced Mr. Whan in January 2002 as the Company's Executive Vice President, Marketing.

     (3)  Peter Hausback replaced Paul Boyer as Company CFO on April 2, 2001.

Compensation of Directors

Outside directors of the Company (non-employees) receive options to purchase 20,000 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed.

Employment Contracts and Termination of Employment Arrangements

Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

John Reed

Pursuant to a letter agreement between the Company and John Reed dated January 20, 1999, Mr. Reed agreed to serve as Chief Executive Officer of the Company. The agreement provides that the Company will pay Mr. Reed $250,000 a year for his services. Mr. Reed also received options to purchase 750,000 shares of the Company's common stock at the closing price on the date of the agreement, of which 550,000 have vested as of April 22, 2002. Mr. Reed's employment began full-time and on location on June 2, 1999. On March 24, 2000, Mr. Reed was granted options to purchase 250,000 shares of the Company's common stock at the closing price on that date, of which 100,000 have vested as of April 22, 2002.

Paul Dawson

BriteSmile International, Ltd. entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson has served as Chief Executive Officer of BriteSmile International, a wholly-owned subsidiary of the Company. The Company pays Mr. Dawson $16,666 per month for his services. Mr. Dawson is eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated international area. The bonus will be paid in cash and Common Stock of the Company. In addition, Mr. Dawson received options to purchase 300,000 shares of the Company's common stock at the closing price on the date of the agreement. Options to purchase 100,000 shares vested on the date of the agreement. The remaining 200,000 options vest in equal installments over five years.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 22, 2002, regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director or director nominee, and any other executive officer of the Company whose compensation is required to be reported in this Proxy Statement, and (iii) all officers and directors of the Company as a group. The percentages listed below are calculated based on 36,404,461 shares of stock issued and outstanding. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                                                      Number of
                                                                       Shares        Percent of
                                                                    Beneficially     Outstanding
                        Name and Address                              Owned (1)      Shares (2)

                                            Executive Officers and Directors


                        Paul Dawson                                      467,397  (3)     1.3%
                        36 Fitzwilliam Place
                        Dublin 2, Ireland

                        Peter P. Hausback                                 70,000  (4)      *
                        490 North Wiget Lane
                        Walnut Creek, California 94598

                        Dr. Gasper Lazzara, Jr.                          559,096  (5)     1.5%
                        5000 Sawgrass Village Circle, Suite 28
                        Ponte Verda Beach, Florida 32082

                        R. Eric Montgomery                               519,149  (6)     1.4%
                        29 Fairview Road
                        P. O. Box 487
                        Monterey, Massachusetts 01245

                        Linda S. Oubre                                   222,746  (7)      *
                        490 North Wiget Lane
                        Walnut Creek, California 94598

                        Bradford Peters                                2,138,557  (8)     5.8%
                        Blackfin Capital, LLC
                        622 Third Avenue, 38th Floor
                        New York, New York 10017

                        Anthony M. Pilaro                             15,816,523  (9)    42.7%
                        36 Fitzwilliam Place
                        Dublin 2, Ireland


                        Gerald Poch                                    4,485,768  (10)   13.2%
                        Pequot Capital Management, Inc.
                        500 Nyala Farm Road
                        Westport, Connecticut 06880


                        John L. Reed                                   1,556,367  (11)    4.2%
                        490 North Wiget Lane
                        Walnut Creek, California 94598

                        Peter Schechter                                   60,712  (12)     *
                        Chlopak, Leonard, Schechter & Assoc.
                        3021 O Street, N.W.
                        Washington, D.C. 20007




                        Harry Thompson                                   151,918  (13)     *
                        169 E. 78th Street
                        New York, New York 10021

                        Dennis F. Hightower                              120,000  (14)     *
                        2600 Rock Creek Drive, N.W.
                        Washington, DC 20008-2704

                        Derek Correia                                     62,000  (15)     *
                        490 North Wiget Lane
                        Walnut Creek, California 94598

                        Stephen Miller                                   193,700  (16)     *
                        490 North Wiget Lane
                        Walnut Creek, California 94598

                        All  Officers  and  Directors  as a Group     26,783,933  (17)   66.9%
                        (13 persons)

                                                  5% Beneficial Owners

                        LCO Investments Limited                       15,816,523  (9)    42.7%
                        Canada Court
                        Upland Road
                        St. Peter Port
                        Guernsey
                        Channel Islands

                        Pequot Capital Funds                           4,485,768  (10)   13.2%
                        c/o Pequot Capital Management, Inc.
                        500 Nyala Farm Road
                        Westport, CT 06880

                        Andrew J. McKelvey                             2,138,557  (18)    5.9%
                        c/o Blackfin Capital, LLC
                        622 Third Avenue, 38th Floor
                        New York, New York 10017

  * Constitutes less than 1%.

     (1) Includes any options or warrants to purchase shares which are presently exercisable or exercisable within 60 days.

     (2) All percentages are calculated based upon a total number of shares outstanding which includes [36,404,461] shares of the Company issued and outstanding as of [April 22, 2002,] plus that number of options or warrants presently exercisable or exercisable within 60 days by the named security holder.

     (3) Consists of 227,397 shares owned beneficially, options to purchase 220,000 shares at $6.00 per share, and options to purchase 20,000 shares at $5.875 per share.

     (4)  Consists of options to purchase 70,000 shares at $3.50 per share.

     (5) Consists of 392,395 shares held indirectly through OCAI Two Limited Partnership, warrants to purchase 121,359 shares at $5.00 per share, options to purchase 20,000 shares at $9.25 per share, and options to purchase 25,342 shares at $5.00 per share.

     (6) Consists of 235,957 shares owned beneficially, options to purchase 20,000 shares at $1.75 per share, options to purchase 33, 192 shares at $4.44 per share, options to purchase 200,000 shares at $3.75 per share, options to purchase 20,000 shares at $2.50 per share, and options to purchase 10,000 shares at $5.00 per share.

     (7) Consists of 45,746 shares owned beneficially, options to purchase 122,000 shares at $1.75 per share, options to purchase 25,000 shares at $5.875 per share, and options to purchase 30,000 shares at $4.44 per share.

     (8) Consists of 1,704,584 shares held of record by Andrew J. McKelvey in which Mr. Peters has an economic interest in any appreciation, and in which he shares control over their disposition, warrants held by Mr. McKelvey or Brad Peters to purchase 382,055 shares at $5.00 per share, options held by Mr. Peters to purchase 20,000 shares at 9.375 per share, options to purchase 21,918 shares at $2.50 per share, and options to purchase 10,000 shares at $5.00 per share.

     (9) Consists of 8,339,026 shares owned of record and beneficially by LCO, 1,498,900 shares held indirectly through PdeP Tech Limited, a subsidiary of LCO, 27,000 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 3,000,000 shares held by LCP II Trust, of which Mr. Pilaro's wife is a beneficiary, 1,000,000 shares held by ACP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 1,000,000 shares held by CAP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 292,800 shares held by various trusts of which CAP is a co-trustee, 638,797 warrants to purchase shares at $5.00 per share held by LCO, and 20,000 warrants to purchase shares held by PdeP, also exercisable at $5.00 per share. LCO is a wholly owned subsidiary of the ERSE Trust. The sole trustee of the ERSE Trust is CAP. Mr. Pilaro, a director of the Company, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, PdeP Tech Limited, AMP Trust, LCP II Trust, ACP II Trust, CAP II Trust, and the trusts indicated above of which CAP is co-trustee.

     (10) Consists of 2,211,660 shares held of record by Pequot Private Equity Fund II, L.P., 1,105,829 shares held of record by Pequot Partners Fund, L.P., 1,105,829 shares held of record by Pequot International Fund, Inc., warrants held by Pequot Private Equity Fund II, L.P. to purchase 178,554 shares at $5.00 per share, warrants held by Pequot Partners Fund, L.P. to purchase 89,277 shares at $5.00 per share, warrants held by Pequot International Fund, Inc. to purchase 89,277 shares at $5.00 per share, options held by Mr. Poch to purchase 20,000 shares at $11.25 per share, and options to purchase 25,342 shares at $5.00 per share. Mr. Poch is a Managing Director of Pequot Capital Management, Inc., which holds voting and dispositive power for all share held of record by the Pequot Funds. Mr. Poch disclaims beneficial ownership of the shares held by the Pequot Funds, except to the extent of his pecuniary interest therein.

     (11) Consists of 805,461 shares owned beneficially, warrants to purchase 100,906 shares at $5.00 per share, options to purchase 550,000 shares at $2.50 per share, and options to purchase 100,000 shares at $9.25 per share.

     (12) Consists of 2,000 shares owned beneficially in a Revocable Living Trust, options to purchase 20,000 shares at $11.25 per share, options to purchase 28,712 shares at $2.50 per share, and options to purchase 10,000 shares at $5.00 per share.

     (13) Consists of options to purchase from LCO 100,000 shares at $1.50 per share, options to purchase 20,000 shares at $9.375 per share, options to purchase 21,918 shares at $2.50 per share, and options to purchase 10,000 shares at $5.00 per share.

     (14) Consists of 100,000 shares owned beneficially and options to purchase 20,000 shares at $5.00 per share.

     (15) Consists of options to purchase 60,000 shares at $8.23 per share.

     (16) Consists of 8,700 shares owned beneficially, options to purchase 130,00 shares at $2.75 per share, options to purchase 25,000 shares at $5.875 per share, and options to purchase 30,000 shares at $4.44 per share.

     (17) Includes  exercisable  options  and  warrants  to  purchase  3,557,743 shares.

     (18) Consists of 1,704,584 shares held of record by Andrew J. McKelvey, and warrants held by Mr. McKelvey to purchase 382,055 shares at $5.00 per share, options held by Mr. Peters to purchase 20,000 shares at 9.375 per share, options to purchase 21,918 shares at $2.50 per share, and options to purchase 10,000 shares at $5.00 per share.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


LCO Properties Sublease

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited ("LCO"). The Sublease covers approximately 4,821 square feet of space located in the building known as 16-18 West 57th Street in the Borough of Manhattan, New York City. The sublease term is for ten years and calls for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO Properties, Inc., and its lessor.

Stock Grants by Principal Shareholder

In 2001, the Company recorded non-cash compensation expense of $621,000 related to the granting of 210,000 shares of Company common stock held by a principal shareholder to two Company executives, an employee, and an outside consultant for services performed on behalf of the Company.

Harry Thompson Consulting Agreement

In August 1999, Harry Thompson, a director of the Company, agreed to provide marketing consulting services to the Company. In consideration for Mr. Thompson's services to the Company, and pursuant to a letter agreement dated August 17, 1999, the Company's principal shareholder, LCO granted Mr. Thompson the right to purchase from LCO up to 100,000 shares of common stock of the Company at a price of $1.50 per share. The option to purchase from LCO expires on August 31, 2004.

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS"), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS would provide public relations advice and serve as communications counselors to the Company for consideration of $23,000 per month, plus expenses. In January 2002, the agreement was modified to reduce the payment to $10,000 per month. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, Salim A. Nathoo, and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health,

Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 75,000 stock options to Dr. Nathoo, which have vested. The Company will grant up to 225,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained. To date, certification has not been obtained.

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

Additional Working Capital Guarantees

In March 2002 the Company received written commitments from certain existing shareholders and directors of the Company to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BriteSmile, Inc.

                            By: /s/ John L. Reed
                                John Reed
                                Chief Executive Officer

                            By: /s/ Peter P. Hausback
                                Peter P. Hausback
                                EVP, Chief Financial Officer

                                Date:   April 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date

/s/ A.M. Pilaro                 Chairman of the Board            April 29, 2002
----------------------------    of Directors
Anthony M. Pilaro

/s/ John L. Reed               Chief Executive Officer           April 29, 2002
----------------------------   and Director (Principal
John L. Reed                   Executive Officer)


/s/Linda S. Oubre            Director                            April 29, 2002
----------------------------
Linda S. Oubre

                             Director                            April __, 2002
----------------------------
R. Eric Montgomery

                             Director                            April __, 2002
----------------------------
Gerald Poch

                             Director                            April __, 2002
----------------------------
Dr. Gasper Lazzara, Jr.

/s/ Brad Peters              Director                            April 29, 2002
----------------------------
Brad Peters

                             Director                            April __, 2002
----------------------------
Harry Thompson

/s/ Peter Schechter          Director                            April 29, 2002
----------------------------
Peter Schechter

                             Director                            April __, 2002
----------------------------
Dennis F. Hightower