Form 10-Q
period 2002-03-30
BRITESMILE INC
filed 2002-05-13
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 30, 2002

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

              UTAH                                        87-0410364
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)


           490 North Wiget Lane
     Walnut Creek, California                                     94598
--------------------------------------------                --------------------
(Address of principal executive offices)                        (Zip Code)


                                 (925) 941-6260
                               ------------------
                (Issuer's telephone number, including area code)



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

The Company had 36,414,461 shares of common stock outstanding at April 11, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 30, 2002 and December 29, 2001.................3

         Condensed Consolidated Statements of Operations for the 13 weeks ended
         March 30, 2002 and March 31, 2001................................................................5

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
         March 30, 2002 and March 31, 2001, respectively..................................................6

         Notes to Condensed Consolidated Financial Statements.............................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........10



PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings...............................................................................16

Item 2.   Changes in Securities...........................................................................16

Item 5.   Other Information...............................................................................16

Item 6.   Exhibits and Reports on Form 8-K................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)

                                                                                March 30, 2002          December 29, 2001
                                                                           -----------------------     ---------------------
                                                                                 (Unaudited)                  (Note 1)
CURRENT ASSETS:
    Cash and cash equivalents........................................            $ 2,675                    $  7,162
    Cash, restricted as to use.......................................                843                         843
    Trade accounts receivable, net of allowance for doubtful accounts of
       $471 and $615, respectively...................................              2,681                       4,311
    Inventories......................................................              3,008                       2,540
    Prepaid expenses and other.......................................                859                         423
    Notes receivable-current portion.................................                307                         335
                                                                           -----------------------     ---------------------

                Total current assets.................................             10,373                      15,614
                                                                           -----------------------     ---------------------
                                                                           -----------------------     ---------------------

PROPERTY AND EQUIPMENT, net..........................................             21,708                      22,514


OTHER ASSETS.........................................................              1,614                       1,719
                                                                           -----------------------     ---------------------
                                                                           -----------------------     ---------------------

TOTAL ASSETS.........................................................           $ 33,695                    $ 39,847
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

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)

                                                                                March 30, 2002          December 29, 2001
                                                                           -----------------------     ---------------------
                                                                                (Unaudited)                  (Note 1)
CURRENT LIABILITIES:
    Accounts payable.................................................          $     5,369                 $     5,512
    Accrued expenses ................................................                2,047                       4,959
    Deferred revenue ................................................                1,375                         763
    Note payable to related party, net of discount...................                  500                         500
    Accrual for store closures.......................................                  310                         310
    Line of credit...................................................                  117                           -
    Capital lease obligation with related party -current portion.....                  641                         641
                                                                           -----------------------     ---------------------

              Total current liabilities..............................               10,359                      12,685
                                                                           ----------------------- --- ---------------------

Note payable to related party, less current portion..................                1,528                       1,583
Subordinated convertible debenture, net of discount..................                  734                         729
Capital lease obligations with related party, less current portion...                2,435                       2,537
Accrual for store closures...........................................                  681                         900
Other long-term liabilities..........................................                  871                         857
                                                                           -----------------------     ---------------------

                    Total long-term liabilities......................                6,249                       6,606
                                                                           ----------------------- --- ---------------------

              Total liabilities......................................               16,608                      19,291
                                                                           -----------------------     ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    36,404,461 and 36,226,961 shares issued and outstanding,
       respectively..................................................                   36                          36
    Additional paid-in capital.......................................              137,760                     137,097
    Accumulated deficit..............................................             (120,709)                   (116,577)
                                                                           -----------------------     ---------------------

              Total shareholders' equity ............................               17,087                      20,556
                                                                           -----------------------     ---------------------

Total liabilities and shareholders' equity...........................          $    33,695                 $    39,847
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

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                       ($ in thousands except share data)

                                                                                                       13 Weeks Ended
                                                                                13 Weeks Ended         March 31, 2001
                                                                                March 30, 2002          (as Restated)
                                                                              -------------------     -------------------
REVENUES:
    Center whitening fees, net...................................                 $      3,065             $     4,005

    Associated Center whitening fees, net........................                        5,201                   4,026
    Product sales................................................                        1,067                     886
                                                                              -------------------     -------------------

       Total revenues, net.......................................                        9,333                   8,917
                                                                              -------------------     -------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs................................                        3,619                   3,197
    Selling, general and administrative expenses.................                        7,867                   9,833
    Research and development expenses............................                          111                     548
    Depreciation and amortization................................                        1,483                   1,214
                                                                              -------------------     -------------------

       Total operating costs and expenses........................                       13,080                  14,792
                                                                              -------------------     -------------------

          Loss from operations...................................                       (3,747)                 (5,875)
                                                                              -------------------     -------------------

OTHER INCOME (EXPENSE), net:
    Interest expense.............................................                         (393)                   (219)
    Interest income..............................................                           26                       4
                                                                              -------------------     -------------------

       Total other income (expense), net.........................                         (367)                   (215)
                                                                              -------------------     -------------------

          Loss before income tax provision.......................                       (4,114)                 (6,090)

INCOME TAX PROVISION.............................................                            18                     53
                                                                              -------------------     -------------------

          Net loss ..............................................                 $     (4,132)            $    (6,143)
                                                                              ===================     ===================

BASIC AND DILUTED NET LOSS PER SHARE.............................                 $      (0.11)            $     (0.21)
                                                                              ===================     ===================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED......................                   36,372,138              28,816,513
                                                                              ===================     ===================












      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                                             13 Weeks Ended
                                                                                      13 Weeks Ended         March 31, 2001
                                                                                      March 30, 2002         (as Restated)
                                                                                  -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................                $    (4,132)            $   (6,143)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization.................................                      1,483                  1,214
         Store closure accrual.........................................                       (219)                   (57)
         Cost for issuance of stock warrants and stock options.........                        289                    621
    Changes in assets and liabilities..................................                     (1,697)                (1,079)
                                                                                  -------------------    -------------------

                  Net cash used in operating activities................                     (4,276)                (5,444)
                                                                                  -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................                       (673)                (1,069)
                                                                                  -------------------    -------------------

                  Net cash used in investing activities................                       (673)                (1,069)
                                                                                  -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Procceds from line of credit.........................................                        118                    700
  Principal payments on long-term debt.................................                        (55)                     -
  Proceeds from debt financing ........................................                          -                  2,500
  Proceeds from exercise of stock options .............................                        399                      -
                                                                                  -------------------    -------------------

                  Net cash provided by financing activities............                        462                  3,200
                                                                                  -------------------    -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (4,487)                (3,313)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................                      7,162                  5,701
                                                                                  -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................                $     2,675             $    2,388
                                                                                  ===================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.............................................                $       238             $       95
                                                                                  ===================    ===================
    Cash paid for income taxes.........................................                $        72             $       53
                                                                                  ===================    ===================
    Equipment acquired under capital lease.............................                $         -             $      683
                                                                                  ===================    ===================












      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 30, 2002

1.       Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of March 30, 2002, the Company had 14 Centers and 4,217 Associated Centers in operation.

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office. To date, the Company has entered into contracts with 4,217 Associated Centers, including 3,375 in the United States, and 842 in 35 countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the teeth whitening procedure.

The Company developed its current teeth whitening technology (the "BriteSmile Light Activated Teeth Whitening System," "BS2000," or "LATW") and began distribution in 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers. The BS2000, BS3000, and BS3000PB teeth whitening devices utilize a light technology. The unique delivery arm of these devices permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength-specific gel during three consecutive twenty-minute sessions.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

2.          Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 30, 2002

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are sold to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed.

During the last quarter of the transition period ended December 30, 2000 and retroactive to April 1, 2000, the Company has changed its method of accounting to recognize revenue from Associated Centers, ratably over the estimated period in which the Associated Centers perform the procedures, commencing when the key card is shipped. Previously, the Company recognized revenues from Associated Centers when the keycard to activate the machine was shipped. Revenue is reported net of discounts and allowances. As of March 30, 2002, the Company recorded deferred revenue totaling $1.4 million, which will be recognized as revenue in the second quarter of 2002.

3.       Loss Per Common Share

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

4.       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of dental supplies, retail products and component parts for the repair of teeth whitening systems.

5.       Reclassifications

Certain reclassifications have been made in the prior period's condensed consolidated financial statements to conform with the current period presentation.

6.           Revisions to Previously Issued Financial Statements

The Company provides equipment and sells key card and supplies (procedure kits) to Associated Centers to enable the Associated Center to perform the whitening procedures for its customers. The Company also provides the use of whitening equipment to the Associated Center. Prior to December 29, 2001, the Company recognized revenue related to the sale of the procedure kits upon shipment of the key cards and whitening supplies. Following discussion with the staff of the Securities and Exchange Commission regarding application of Staff Accounting Bulletin No. 101,

"Revenue Recognition in Financial Statements," the Company revised its revenue recognition policy related to these agreements to defer revenues, and to amortize these revenues into operations over the estimated period in which the procedures are performed by the Associated Centers, which is generally 30 days. As a result of this revision, the Company has restated its quarterly financials for 2001. The following is the restatement for the comparative quarter ended March 31, 2001:


                                  As previously
                                                               reported             As restated
        Consolidated Statement of Operations Data:
          Total Associated Centers revenue......................$.4,813               $ 4,026
          Total revenues..........................................9,704                 8,917
          Net loss................................................4,893                 6,143
          Net loss per share, basic and diluted.................$(0.17)                $(0.21)
                                                                -------                -------

 7.      Financing Arrangements

Following is a summary of the Company's long and short term debt financing arrangements (in thousands):

                                                      March 30,        December 29,
                                                        2002               2001
                                                        ----               ----

       Note Payable to EVL, a related party,
         due May 10, 2006                                 $ 2,028         $   2,083
       5% Subordinated Convertible Notes due and
         payable on June 29, 2005 (including
         discount of $66 and $71)                             734               729
       Line of credit                                         117                 -
                                                   ---------------- -----------------
                                                   ---------------- -----------------
                                                          $ 2,879           $ 2,812
                                                   ================ =================

8.       Impact of Recently Issued Accounting Standards and Accounting Bulletins

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are not longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company believes that SFAS Nos. 141 and 142 will not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company believe that SFAS no. 142 will not have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 on December 30, 2001, and believes that SFAS No. 144 will not have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Risk Factors

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical. The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future, and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's 10-K Annual Reports filed with the SEC are part of doing business in the industry in which the Company operates, and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

o        Lack of product diversity.

Critical Accounting Policies And Estimates

General

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

Property, Equipment and Improvements - Carrying Value Near Recoverability
Estimate

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

Store Closures

During Fiscal 2001 (fiscal year ended December 2001) and the Transition Period (nine-month transition period ended December 2000), BriteSmile recorded significant reserves in connection with store closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.

Legal Contingencies

BriteSmile is currently a party to certain legal action. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matter. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Overview

Operating and occupancy costs are composed primarily of three main groups: 1) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; 2) the financing costs for the devices in the Associated Centers; and 3) the operating and occupancy costs for the Centers.

Selling, general and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, information systems, operating costs of the Call Center, training, field support, and marketing and advertising. Expenses of recruiting and training sales, market support, and training staff are also included in general and administrative expenses.

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

The following table sets forth unaudited operating results for the thirteen week period ended March 30, 2002 and March 31, 2001, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                 Thirteen      Thirteen
                                                Weeks ended   Weeks ended
                                                 March 30,      March 31,
                                                   2002           2001
                                                -----------  -----------

Income Statement Data:

Revenues:
 Center whitening fees, net                            32.8%          44.9%
 Associated Center whitening fees, net                 55.8%          45.1%
 Product sales                                         11.4%          10.0%
                                                       -----          -----
  Total revenues, net                                 100.0%         100.0%
                                                      ------         ------

Operating Costs and Expenses:
 Operating and occupancy costs                         38.7%          35.9%
 Selling, general and administrative expenses          84.3%         110.3%
 Research and development expenses                      1.2%           6.1%
 Depreciation and amortization                         15.9%          13.6%
                                                       -----          -----
  Total operating costs and expenses                  140.1%         165.9%
                                                      ------         ------

Loss from operations                                  -40.1%         -65.9%
                                                      ------         ------

Interest income (expense), net                         -3.9%          -2.4%
                                                       -----          -----

Loss before income tax provision                      -44.0%         -68.3%
Provision for income taxes                              0.2%           0.6%
                                                        ----           ----
Net Loss                                              -44.2%         -68.9%
                                               =============================



The following are explanations of significant period-to-period changes for the 13 weeks ended March 30, 2002 and March 31, 2001:

Revenues

Total Revenues, net. Total revenues, net increased by $416,000, or 4.7%, to $9.3 million for the 13 weeks ended March 30, 2002, from $8.9 million for the 13 weeks ended March 31, 2001. As of March 30, 2002, the Company recorded deferred revenue totaling $1.4 million. This revenue will be amortized into revenue in April 2002 in accordance with the Company's revised policy of recognizing revenue over the estimated 30-day period in which the whitening procedures are performed after shipment of key cards to Associated Centers.

Center Whitening Fees, net. Center whitening fees, net decreased slightly by $940,000, or 23.5%, to $3.1 million for the 13 weeks ended March 30, 2002, from $4.0 million for the 13 weeks ended March 31, 2001. $265,000 of this decrease was primarily due to the closure of three underperforming Centers that were open for a portion of the first quarter of 2001, and $675,000 of the decrease was in the existing 14 Centers. The number of procedures performed in the Centers decreased to 6,850 in the first quarter of 2002, compared to 9,154 in the same quarter of 2001.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $1.2 million, or 29.2%, to $5.2 million for the 13 weeks ended March 30, 2002, from $4.0 million for the 13 weeks ended March 31, 2001. This increase was primarily due to the operation of 4,217 Associated Centers at the end of the 13 weeks ended March 30, 2002 compared to 1,795 Associated Centers in operation at the end of the 13 weeks ended March 31, 2001. Of the 4,217 Associated Centers in operation at March 30, 2002, 842 were international locations. The number of procedures sold in the Associated Centers increased 49.2% to 32,025 procedures in the first quarter of 2002 compared to 21,460 procedures in the same quarter of 2001. During the 13 weeks ended March 30, 2002, the Company opened 258 new Associated Centers.

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Centers (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well.

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. The Company also anticipates opening additional Associated Centers in domestic and international locations over the next twelve months, resulting in increased Associated Center whitening fees. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales increased by 20.4% to $1.1 million for the 13 weeks ended March 30, 2002, from $886,000 for the 13 weeks ended March 31, 2001. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's E-Commerce website.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of revenues was 38.7% for the thirteen weeks ended March 30, 2002, compared to 35.9% in the thirteen weeks ended March 31, 2001. $104,000 of this increase was the result of higher lease financing costs due to the higher number of Associated Centers in operation. On a percentage basis, the 2.8% increase is a result of the product mix and promotions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly as a percentage of sales to 84.3% for the first quarter of 2002 compared to 110.3% in the corresponding period in 2001. The $2.0 million decrease was in line with the expense restructuring instituted in late fiscal 2001 as discussed in further detail in the Liquidity and Capital Resources section. The Company expects that savings as a result of the new infrastructure will continue to be achieved throughout Fiscal 2002.

Research and Development Expenses. Research and development expenses decreased as a percentage of sales to 1.2% for the first of 2002 compared to 6.1% in the corresponding period in 2001. The $111,000 expense incurred in the first quarter of 2002 was primarily related to research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 15.9% for the first quarter of 2002 compared to 13.6% in the corresponding period in 2001. The increase of $269,000 in depreciation and amortization expense to $1.5 million for the first quarter of 2002 is the result of a greater number of BS3000 and BS3000PB devices in operation as a result of the increase in the number of active Associated Centers.

Interest Expense,net. Interest expense, net increased to $367,000 for the first quarter of 2002 compared to interest expense, net of $215,000 in the corresponding quarter of 2001. Interest expense increased primarily as a result of recognizing $158,000 in non-cash interest expense for 80,000 warrants (see Additional Working Capital Guarantees in the Liquidity and Capital Resources section).

Net Loss. The net loss decreased $2.0 million to $4.1 million for the first quarter of 2002 compared to a net loss of $6.1 million in the corresponding quarter of 2001. This represents a 32.7% improvement due to a combination of the factors described above. Net loss per share for the first quarter of 2002 was ($0.11) versus ($0.21) reported for the first quarter of 2001.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At March 30, 2002, the Company had $2.7 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

During the first quarter of 2002, the Company obtained a $2.5 million line of credit from CAP Advisers, and $4 million in shortfall guarantees. See "CAP Advisers Line of Credit," and "Additional Working Capital Guarantees" below. The Company also amended its EVL Lease Agreement to defer payment of monthly rental on LATW devices to year 2003. See "EVL Lease Line Amendment" below.

Post September 11 Expense Reductions. During the weeks following the September 11, 2001 terrorist attacks, the Company saw an immediate drop in revenue. The New York area Associated Centers, and the Company's own Center in New York, were the hardest hit. The Company assessed the operating variables that could be controlled and immediately responded to the decline in sales. Management has and is implementing several cost saving initiatives totaling approximately $14 million over the next twelve months. Through the first three months of Fiscal 2002, the Company has hit its cost targets and expects to do the same throughout Fiscal 2002 to achieve the $14 million cost reduction goal. The Company expects to achieve these cost savings in the areas of Center operations, procedure kit production, various selling, general and administrative costs including legal and consulting fees, and leveraging its marketing spend more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future. Depending upon the operating results, the Company may increase its advertising spend.

CAP Advisers Line of Credit. In December 2001, as amended in March 2002, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $2.5 million line of credit facility to the Company and its subsidiary.

EVL Lease Amendment. The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount, plus a "variable rent" payment in the amount of $125 for each key card or access code sold to an Associated Center where EVL is the lessor of the LATW device. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures (i.e. variable rent of $25 per procedure).

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR, as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

Additional Working Capital Guarantees. In March 2002 the Company received Commitment Letters from the Guarantors to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The aggregate purchase amount committed by the Guarantors equals the difference between $4 million, and the "Excess Cash Receipts" to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of current projections. In consideration for the Guarantors' Commitment Letters, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $5.00 per share. See Item 5, "Other Information," below.

There can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans or further reduce operating expenditures.

Cash flow used in operations improved by $1.2 million to $(4.3 million) for the first quarter of 2002 from $(5.5 million) used in operating activities during the first quarter of 2001, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components.

Net cash provided by financing activities was $462,000 for the first quarter of 2002, compared to $3.2 million for the same period in 2001. The $462,000 net cash consisted of: 1) $399,000 of proceeds from the exercise of stock options,
2) $118,000 cash from proceeds from the Company's international line of credit to fund the rollout of devices, and 3) $55,000 principal payment on long-term debt.

Capital expenditures were $673,000 for the first quarter of 2002, compared to $1.1 million for the same period in 2001. The capital expenditures in the first quarter of 2002 were primarily related to the purchase of BS3000PB systems for new domestic and international Associated Centers.

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

Seasonality

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Centers (both domestic and international) shut down for vacation. As a result, the frequency of key card purchases by Associated Centers during these months declines as well. Additionally, the Company's Centers have recognized some seasonality during the same months because of customer vacations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 23, 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

The Company believes that the claims asserted by Smile are entirely without merit. The Company intends to vigorously defend the lawsuit. The Company has not yet filed its answer to the complaint, nor commenced discovery with regard to Smile's claims.

ITEM 2.  CHANGES IN SECURITIES.

Option Grants. During the period December 30, 2001 to March 30, 2002, the Company granted to key employees under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 618,184 shares of the Company's common stock, at exercise prices ranging from $4.13 to $9.69 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 for these grants in that the Company believes such grants were not "sales" within the meaning of the Act.

ITEM 5.  OTHER INFORMATION.

2002 Shortfall Guarantees. In March 2002 the Company received Commitment Letters from the Guarantors to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The aggregate purchase amount committed by the Guarantors equals the difference between $4 million, and the "Excess Cash Receipts" to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of current projections. As restated effective March 4, 2002, the Guaranty of Fiscal 2002 Shortfall Summary of Terms (the "Summary") provides that in consideration for the Guarantors' Commitment Letters, the Company has agreed to issue to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $5.00 per share. A copy of the Summary is attached as an Exhibit. Originally, the Summary had provided that the 80,000 warrants to be granted to the Guarantors would have an exercise price of $4.75 per share, and that if called upon to purchase additional shares, the Guarantors would have a specified per-share purchase price. In its restated form, the Summary grants warrants at an exercise price of $5.00 per share, and does not specify a per-share purchase price if the Guarantors are called upon to provide any of the additional $4 million in guaranteed funds. Accordingly, the issuance of the warrants to the Guarantors does not result in any adjustment to the conversion price of certain Convertible Promissory Notes issued by the Company in August 2000, nor to the exercise price of certain warrants previously granted to the purchasers of the Convertible Promissory Notes in the same transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

         10(a) Form of Restated Guaranty of Fiscal 2002 Shortfall Summary of Terms, dated effective March 4, 2002, in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (filed herewith).

(B)  REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the period for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ John L. Reed                                     May 10, 2002
--------------------------------------               ------------
John L. Reed                                         Date
Chief Executive Officer



/s/ Peter P. Hausback                                May 10, 2002
--------------------------------------               -------------
Peter P. Hausback                                    Date
Chief Financial Officer