Form 10-Q
period 2002-06-30
BRITESMILE INC
filed 2002-08-12
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 29, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to             .
                               -----------    ------------
Commission File Number:        1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

                              UTAH                        87-0410364
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
              or organization)


            490 North Wiget Lane
         Walnut Creek, California                          94598
----------------------------------------        --------------------------------
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

 X  yes        no

The Company had 36,426,961 shares of common stock outstanding at  July 16, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 29, 2002 and
        December 29, 2001......................................................3

Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended
June 29, 2002 and June 30, 2001................................................5

Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
June 29, 2002 and June 30, 2001, respectively..................................6

Notes to Condensed Consolidated Financial Statements...........................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................11



PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................19

Item 2.   Changes in Securities...............................................19

Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                                      June 29,             December 29,
                                                                                        2002                   2001
                                                                                 -----------------     ---------------------
                                                                                                              (Note 1)
            CURRENT ASSETS:
                Cash and cash equivalents                                        $          1,778      $          7,162
                Cash, restricted as to use                                                    843                   843
                Trade accounts receivable, net of allowance for doubtful
                    accounts of $330 and $615, respectively                                 2,412                 4,311
                Inventories                                                                 2,397                 2,540
                Prepaid expenses and other                                                    598                   423
                Notes receivable-current portion                                              223                   335
                                                                                 -----------------     ---------------------

                              Total current assets                                          8,251                15,614
                                                                                 -----------------     ---------------------

            PROPERTY AND EQUIPMENT, net.                                                   21,143                22,514

            OTHER ASSETS                                                                    1,779                 1,719
                                                                                 -----------------     ---------------------

            TOTAL ASSETS..                                                       $         31,173      $         39,847
                                                                                 =================     =====================



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                                           June 29,            December 29,
                                                                                             2002                  2001
                                                                                    ---------------------    ---------------------
                                                                                                                 (Note 1)
CURRENT LIABILITIES:
    Accounts payable                                                                $           4,387        $           5,512
    Accrued expenses                                                                            2,685                    4,959
    Deferred revenue                                                                            1,783                      763
    Note payable to related party, net of discount                                                500                      500
    Accrual for store closures                                                                    310                      310
    Line of credit.                                                                               728                        -
    Capital lease obligation with related party -current portion.                                 641                      641
                                                                                    ---------------------    ---------------------

                Total current liabilities                                                      11,034                   12,685
                                                                                    ---------------------    ---------------------

Note payable to related party, less current portion                                             1,355                    1,583
Subordinated convertible debenture, net of discount.                                              739                      729
Capital lease obligations with related party, less current portion.                             2,278                    2,537
Accrual for store closures.                                                                       569                      900
Other long-term liabilities                                                                       922                      857
                                                                                    ---------------------    ---------------------

                Total long-term liabilities                                                     5,863                    6,606
                                                                                    ---------------------    ---------------------

                Total liabilities                                                              16,897                   19,291
                                                                                    ---------------------    ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    36,426,961 and 36,226,961 shares issued and outstanding, respectively

                                                                                                   36                       36
    Additional paid-in capital                                                                137,936                  137,097
    Accumulated deficit                                                                      (123,696)                (116,577)
                                                                                    ---------------------    ---------------------

                Total shareholders' equity                                                     14,276                   20,556
                                                                                    ---------------------    ---------------------

Total liabilities and shareholders' equity                                          $           31,173       $          39,847
                                                                                    =====================    =====================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)
                                    Unaudited

                                                  13 Weeks           13 Weeks                26 Weeks               26 Weeks
                                                    Ended             Ended                   Ended                   Ended
                                                  June 29,           June 30,                June 29,               June 30,
                                                     2002              2001                    2002                   2001
                                               -------------    --------------------     ------------------     ------------------
                                                                   (as Restated)                                  (as Restated)
                                               -------------    --------------------     ------------------     ------------------
REVENUES:
    Center whitening fees, net                 $      3,553     $            3,904       $           6,618      $           7,909
    Associated Center whitening fees, net             6,265                  6,458                  11,466                 10,484
    Product sales                                     1,195                  1,208                   2,263                  2,094
                                               -------------    --------------------     ------------------     ------------------

        Total revenues, net                          11,013                 11,570                  20,347                 20,487
                                               -------------    --------------------     ------------------     ------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                     3,924                  4,383                   7,542                  7,580
    Selling, general and administrative expense       8,266                 11,156                  16,134                 20,989
    Research and development expenses                   181                     19                     292                    567
    Depreciation and amortization                     1,507                  1,166                   2,991                  2,380
                                               -------------    --------------------     ------------------     ------------------

        Total operating costs and expenses           13,878                 16,724                  26,959                 31,516
                                               -------------    --------------------     ------------------     ------------------

            Loss from operations                     (2,865)                (5,154)                 (6,612)               (11,029)
                                               -------------    --------------------     ------------------     ------------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                   (112)                  (417)                   (505)                  (636)
    Interest income                                       9                    102                      35                    106
                                               -------------    --------------------     ------------------     ------------------

        Total other income (expense), net              (103)                  (315)                   (470)                  (530)
                                               -------------    --------------------     ------------------     ------------------

            Loss before income tax provision         (2,968)                (5,469)                 (7,082)               (11,559)

INCOME TAX PROVISION                                     18                      4                      36                     57
                                               -------------    --------------------     ------------------     ------------------

            Net loss                           $     (2,986)    $           (5,473)      $          (7,118)     $         (11,616)
                                               =============    ====================     ==================     ==================

BASIC AND DILUTED NET LOSS PER SHARE           $      (0.08)    $            (0.16)      $           (0.20)     $             (37)
                                               =============    ====================     ==================     ==================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED
                                               $ 36,418,648     $       33,301,498       $      36,395,396      $      31,059,007
                                               =============    ====================     ==================     ==================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                                                26 Weeks Ended
                                                                                       26 Weeks Ended            June 30, 2001
                                                                                       June 29, 2002             (as Restated)
                                                                                    ---------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $           (7,118)     $          (11,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                    2,991                   2,380
Store closure accrual                                                                             (331)                   (225)
Cost for issuance of stock warrants and stock options                                              405                     253
   Changes in assets and liabilities                                                              (253)                 (3,033)
                                                                                    ---------------------   -----------------------

Net cash used in operating activities                                                           (4,306)                (12,241)
                                                                                    ---------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                              (1,822)                 (3,261)
                                                                                    ---------------------   -----------------------

Net cash used in investing activities                                                           (1,822)                 (3,261)
                                                                                    ---------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                                                   728                       -
Proceeds from debt financing.                                                                        -                   2,500
Proceeds from common stock offering.                                                                 -                  26,629
Principal payments on long-term debt                                                              (229)                   (146)
Payments on capital lease obligations.                                                            (259)                    (69)
Proceeds from exercise of stock options.                                                           504                     788
                                                                                    ---------------------   -----------------------

Net cash provided by financing activities                                                          744                  29,702
                                                                                    ---------------------   -----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (5,384)                 14,200

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                                7,162                   5,701
                                                                                    ---------------------   -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $              1,778    $           19,901
                                                                                    =====================   =======================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                        $                58     $               138
                                                                                    ======================  ========================
      Cash paid for income taxes                                                    $                72     $                57
                                                                                    ======================  ========================
      Equipment acquired under capital lease                                        $                 -     $             1,618
                                                                                    ======================  ========================


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 29, 2002

1.         Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of June 29, 2002, the Company had 14 Centers and there were 4,404 Associated Centers in operation.

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office. To date, the Company has entered into contracts with 4,404 Associated Centers, including 3,389 in the United States, and 1,015 in 40 countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the teeth whitening procedure.

The Company developed its current teeth whitening technology (the "BriteSmile Light Activated Teeth Whitening System," "BS2000," or "LATW") and began distribution in 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers. The BS2000, BS3000, and BS3000PB teeth whitening devices utilize a light technology. The unique delivery arm that permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile's wavelength-specific gel during three consecutive twenty-minute sessions.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

2.            Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended June 29, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 29, 2002

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (Centers) in which the Company has a controlling interest. The Company consolidates the operating results of the Centers as the Company has a controlling financial interest in the Centers in accordance with the criteria of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion #16 to Physician Practice Management Entities ("PPM") and Certain Other Entities with Contractual Management Arrangements." The agreements with the Centers are 30 year, non-terminable agreements, that provide the Company a financial interest in the PPM and exclusive authority over all decision making other than the dispensing of medical services.

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed.

During the last quarter of the transition period ended December 30, 2000 and retroactive to April 1, 2000, the Company has changed its method of accounting to recognize revenue from Associated Centers, and does so ratably over the estimated period in which the Associated Centers perform the procedures, commencing when the key card is shipped or the access code provided. Previously, the Company recognized revenues from Associated Centers when the keycard or access code to activate the whitening device was shipped. Revenue is reported net of discounts and allowances. As of June 29, 2002, the Company recorded deferred revenue totaling $1.8 million, which will be recognized as revenue in the third quarter of 2002. At December 29, 2001, the deferred revenue balance was $763,000 and was recognized in the first quarter ended March 30, 2002. At March 30, 2002, the deferred revenue balance was $1,300,000 and was recognized in the quarter ended June 29, 2002.

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

6.         Revisions to Previously Issued Financial Statements

The Company provides the use of whitening equipment (the teeth whitening system) and sells key card and supplies (procedure kits and retail products) to Associated Centers to enable the Associated Center to perform the whitening procedures for its customers. Prior to December 29, 2001, the Company recognized revenue related to the sale of the procedure kits upon shipment of the key cards and whitening supplies. Following discussion with the staff of the Securities and Exchange Commission regarding application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company revised its revenue recognition policy related to these agreements to defer revenues, and to amortize these revenues into operations over the estimated period in which the procedures are performed by the Associated Centers, which is generally 30 days. As a result of this change in accounting policy, the Company has restated its quarterly financials for 2001. The following is the restatement for the comparative quarter ended June 30, 2001:


                                                                        As previously
                                                                          reported               As restated
         Consolidated Statement of Operations Data:
            Total Associated Centers revenue...............................$   6,932               $   6,458
            Total revenues.................................................$  12,337               $  11,570
            Net loss.......................................................$   4,374               $   5,473
            Net loss per share, basic and diluted..........................$  (0.13)               $   (0.16)

 7.        Financing Arrangements

Following is a summary of the Company's long and short term debt financing arrangements (in thousands):

                                                                June 29,          December 29,
                                                                  2002                2001

        Note Payable to EVL, a related party,
           due May 10, 2006                                $          1,855    $        2,083
        5% Subordinated Convertible Notes due and
           payable on June 29, 2005 (including discount
           of $61 and $71)                                              739               729
        Line of credit                                                  729                 -
                                                           ------------------- -------------------
                                                           ------------------- -------------------
                                                           $          3,323    $        2,812
                                                           =================== ===================


8.         Store Closure Reserve

During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its less productive wholly-owned Centers. These Centers were located in Pasadena, California; Ft. Lauderdale, Florida, and Coral Gables, Florida. During the 52 weeks ended December 29, 2001, the Company's Board of Directors and management decided not to continue the construction of a Center in San Francisco, California. The Company recorded a store closure accrual to reserve for an estimated $934,000 related to the remaining lease obligation. As a result of the closures, at December 29, 2001, the Company had a store closure reserve accrual of $1.3 million related to lease termination costs including the present value of future lease payments, net of estimated sublease income. We recorded charges of $219,000 and $112,000 during the quarter ended March 30, 2002 and the current quarter respectively, which primarily related to the difference between our current rent obligations and the rate at which we expect to be able to sublease the properties. As of July 2002, all four of the spaces have been subleased.

The following table sets forth the store closure reserve activity during the twenty-six weeks ended June 29, 2002, (in thousands):

           Balance at December 29, 2001             $1,210
           Payments/Deductions                       ($331)
           Balance at June 29, 2002                   $879

9.      Impact of Recently Issued Accounting Standards and Accounting Bulletins

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted SFAS Nos. 141 and 142 on December 30, 2001. The adoption of SFAS Nos. 141 and 142 did not have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 on December 30, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Diposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.


10.        Subsequent Event

On July 19, 2002, the Company amended its Credit and Security Agreement with CAP Advisers which provided for a $2.5 million line of credit facility to a subsidiary of the Company. The maximum line of credit available was increased to $5.0 million. Advances under the line of credit may be used for general business purposes, including the purchase of whitening devices.

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

          o Failure of the Company to secure additional financing to complete its plan for the rollout of a broad base of Associated Centers;

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

Critical Accounting Policies And Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are shipped to customers.

BriteSmile recognizes revenue at Centers at the time a whitening procedure is performed.

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Deferred revenue is recorded for the full value of the key cards and access codes at the time of sale only if BriteSmile is contractually entitled to invoice the Associated Center for the full value of the sale and the Associated Center is obligated to pay such invoice, thereby creating a corresponding account receivable. Deferred revenue is subsequently recognized as revenue over the estimated period that the whitening procedures, which can be performed via the key cards and access codes are expected to be used, currently 30 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center; however, it does provide credits to the ultimate whitening customer for a "whitening guarantee." BriteSmile recognizes those credits by reducing its revenue.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of BriteSmile's customers (dentists who operate Associated Centers) were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Property,  Equipment  and  Improvements  - Carrying  Value  Near  Recoverability
Estimate

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. Management determined that impairment indicators did exist in Fiscal 2001 based upon continued operating losses and negative cash flow. BriteSmile's current estimates of recoverability for its property, equipment and improvements indicated those assets would not have been recoverable if management's estimates of future cash flows had been 295% lower than its current estimate. BriteSmile's recoverability estimates are based on current revenue levels continuing to grow at approximately 20% per annum compared to an historical growth rate of approximately 114%. BriteSmile has further assumed that operating costs will increase by approximately 3% per annum compared to an historical increase of approximately 157%. The Company completed a major restructuring of its cost structure in the fourth quarter of Fiscal 2001 with plans to reduce operating costs by approximately $14 million per year compared to Fiscal 2001. Had BriteSmile's recoverability estimates resulted in a determination that these assets were not recoverable, BriteSmile would have recognized an impairment loss in Fiscal 2001. The Company does not believe impairment losses will need to be recognized in 2002, although no guarantee of such can be given.

Store Closures

During  Fiscal 2001  (fiscal year ended  December  29, 2001) and the  Transition
Period (nine-month transition period ended December 30, 2000), BriteSmile recorded significant reserves in connection with store closures. These reserves included estimates pertaining to the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.

Legal Contingencies

BriteSmile is currently a party to certain legal actions. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defenses in the matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

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





              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

The following table sets forth unaudited operating results for the thirteen week periods and twenty-six week periods ended June 29, 2002 and June 30, 2001, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.


                                                Thirteen     Thirteen        Twenty-Six   Twenty-Six
                                                                               Weeks     Weeks ended
                                               Weeks ended  Weeks ended        ended
                                                           (as Restated)                 (as Restated)
                                                              (Note 6)                     (Note 6)
                                                June 29,       June 30,       June 29,     June 30,
                                                  2002          2001            2002         2001
                                               ----------    ----------      ----------   ----------
Income Statement Data:

Revenues:
 Center whitening fees, net                           32.3%         33.7%           32.5%        38.6%
 Associated Center whitening fees, net                56.9%         55.8%           56.4%        51.2%
 Product sales                                        10.8%         10.5%           11.1%        10.2%
  Total revenues, net                                100.0%        100.0%          100.0%       100.0%

Operating Costs and Expenses:
 Operating and occupancy costs                        35.6%         37.9%           37.1%        37.0%
 Selling, general and administrative expenses         75.1%         96.4%           79.3%       102.4%
 Research and development expenses                     1.6%          0.2%            1.4%         2.8%
 Depreciation and amortization                        13.7%         10.1%           14.7%        11.6%
  Total operating costs and expenses                 126.0%        144.6%          132.5%       153.8%

Loss from operations                                 -26.0%        -44.6%          -32.5%       -53.8%

Interest income (expense), net                        -0.9%         -2.7%           -2.3%        -2.6%

Loss before income tax provision                     -26.9%        -47.3%          -34.8%       -56.4%
Provision for income taxes                             0.2%          0.0%            0.2%         0.3%
Net Loss                                             -27.1%        -47.3%          -35.0%       -56.7%
                                              ============================  ===========================





The following are explanations of significant period-to-period changes for the 13 weeks ended June 29, 2002 and June 30, 2001:

Revenues

Total Revenues. Total revenues decreased by $557,000, or 4.8%, to $11.0 million for the 13 weeks ended June 29, 2002, from $11.6 million for the 13 weeks ended June 30, 2001. The decrease in revenues occurred in the Company Centers and domestic Associated Centers primarily as a result of selling fewer whitening procedures in the higher yield centers. International whitening procedures and revenues increased in the 13 weeks ended June 29, 2002 compared to the same quarter of 2001. Sales in the second quarter of 2001 relating to newly placed Associated Centers were $2.8 million compared to $0.4 million in the second quarter of 2002.

As of June 29, 2002, the Company recorded deferred revenue totaling $1.8 million compared to $2.3 million of deferred revenue as of June 30, 2001. The deferred revenue balance at June 29, 2002 will be recognized in the third quarter 2002 in accordance with the Company's policy of recognizing revenue over the period in which the whitening procedures are performed after shipment of key cards or access codes to Associated Centers. The deferred revenue balance of $1.8 million at the end of the second quarter increased $400,000 compared to the deferred revenue of $1.4 million at March 30, 2002 as a result of higher Associated Center whitening fees in June 2002 compared to March 2002

Center Whitening Fees. Center whitening fees decreased by $351,000, or 9.0%, to $3.6 million for the 13 weeks ended June 29, 2002, from $3.9 million for the 13 weeks ended June 30, 2001. The number of procedures performed in the Centers decreased to 8,067 in the second quarter of 2002, compared to 8,735 in the same quarter of 2001.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $193,000, or 3.0%, to $6.3 million for the 13 weeks ended June 29, 2002, from $6.5 million for the 13 weeks ended June 30, 2001. This decrease was due to the sale of fewer procedures in the 13 weeks ended June 29, 2002 compared to the 13 weeks ended June 30, 2001. The number of procedures sold in the Associated Centers increased 19.5% to 36,295 procedures in the second quarter of 2002 compared to 30,360 procedures in the same quarter of 2001. Domestic Associated Center whitening procedures were 27,970 in the 13 weeks ended June 29, 2002 compared to 28,905 in the same quarter of 2001. International Associated Center whitening procedures were 8,325 in the 13 weeks ended June 29, 2002 compared to 1,455 in the same quarter of 2001. Sales in the second quarter of 2001 relating to newly placed Associated Centers were $2.8 million compared to $0.4 million in the second quarter of 2002.

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. The Company also anticipates adding additional Associated Centers in domestic and international locations over the next twelve months, resulting in increased Associated Center whitening fees. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales slightly decreased by $13,000 or 1.1% to $1.19 million for the 13 weeks ended June 29, 2002, from $1.2 million for the 13 weeks ended June 30, 2001. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers. There can be no assurance that the Company will be successful selling more retail products in the future.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs was $3.9 million or 35.6% as a percentage of revenues for the thirteen weeks ended June 29, 2002, compared to $4.4 million or 37.9% as a percentage of revenues in the thirteen weeks ended June 30, 2001. This decrease was primarily due to a 1.82% decrease in cost of goods sold as a percentage of sales due to the reduction of various individual component unit costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $8.3 million or 75.1% as a percentage of revenue for the second quarter of 2002 compared to $11.2 million or 96.4% as a percentage of revenue in the corresponding period in 2001. The $2.9 million decrease was in line with the expense restructuring instituted in late fiscal 2001 as discussed in further detail in the Liquidity and Capital Resources section. The Company expects that savings as a result of the new infrastructure will continue to be achieved throughout fiscal 2002, although no guarantee of such can be given.

Research and Development Expenses. Research and development expenses of $181,000 was 1.6% as a percentage of revenue for the thirteen weeks ended June 29, 2002 compared to $19,000 or 0.2% as a percentage of revenue in the corresponding period in 2001. The expense incurred in the first quarter of 2002 was primarily related to research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased to $1.5 million or 13.7% as a percentage of revenue for the second quarter of 2002 compared to $1.2 million or 10.1% as a percentage of revenue in the corresponding period in 2001. The increase of $341,000 in depreciation and amortization expense to $1.5 million for the second quarter of 2002 is the result of a greater number of BS3000 and BS3000PB devices in operation as a result of the increase in the number of active Associated Centers.

Interest Expense, net. Interest expense, net decreased to $103,000 or 0.9% as a percentage of revenue for the second quarter of 2002 compared to interest expense, net of $315,000 or 2.7% as a percentage of revenue in the corresponding quarter of 2001. The higher interest expense in the second quarter of 2001 primarily was due to the acceleration of interest expense for the December 2000

Note in the amount of $253,000, along with other debt incurred by the Company and the amortization of the fair market value of the warrants issued with that debt.

Net Loss. The net loss decreased $2.5 million to $3.0 million for the second quarter of 2002 compared to a net loss of $5.5 million in the corresponding quarter of 2001. This represents a 45.4% improvement due to a combination of the factors described above. The net loss per share for the second quarter of 2002 was ($0.08) versus ($0.16) reported for the second quarter of 2001.

The following are explanations of significant period-to-period changes for the 26 weeks ended June 29, 2002 and June 30, 2001:

Revenues

Total Revenues. Total revenues decreased by $140,000, or 0.7%, to $20.4 million for the 26 weeks ended June 29, 2002, from $20.5 million for the 26 weeks ended June 30, 2001. As of June 29, 2002, the Company recorded deferred revenue totaling $1.8 million compared to $2.3 million of deferred revenue as of June 30, 2001.

Center Whitening Fees. Center whitening fees decreased by $1.3 million, or 16.3%, to $6.6 million for the 26 weeks ended June 29, 2002, from $7.9 million for the 26 weeks ended June 30, 2001. $265,000 of this decrease was primarily due to the closure of three underperforming Centers that were open for a portion of the first quarter of 2001 and the remainder of the decrease was in the existing 14 Centers. The number of procedures performed in the Centers decreased to 14,917 for the 26 weeks ended June 29, 2002, compared to 17,889 for the same period of 2001.

Associated Center Whitening Fees. Associated Center whitening fees increased by $982,000, or 9.4%, to $11.5 million for the 26 weeks ended June 29, 2002, from $10.5 million for the 26 weeks ended June 30, 2001. This increase was due to the operation of 4,404 Associated Centers at the end of the 26 weeks ended June 29, 2002 compared to 2,206 Associated Centers that were in operation at the end of the 26 weeks ended June 30, 2001. The number of procedures sold in the Associated Centers increased 31.8% to 68,320 procedures in the 26 weeks ended June 29, 2002 compared to 51,820 procedures in the same period of 2001. Domestic Associated Center whitening procedures were 54,665 in the 26 weeks ended June 29, 2002 compared to 49,560 in the same period of 2001. International Associated Center whitening procedures were 13,655 in the 26 weeks ended June 29, 2002 compared to 2,260 in the same period of 2001.

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Centers (both domestic and international) shut down their practices for vacation. As a result, the frequency of key card and access code purchases by Associated Centers during these months declines as well.

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

Product Sales. Product sales increased by $169,000 to $2.3 million for the 26 weeks ended June 29, 2002, from $2.1 million for the 26 weeks ended June 30, 2001. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers. However, there can be no assurance that the Company will be successful in selling more retail products in the future.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs was $7.54 million or 37.1% as a percentage of revenues for the twenty-six weeks ended June 29, 2002, compared to $7.58 million or 37.0% as a percentage of revenue in the twenty-six weeks ended June 30, 2001. The consistent cost percentage is due to the consistency of the operating costs which includes costs of goods sold and lease financing costs for both the Centers and Associated Centers and the operating and occupancy costs for the Centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $16.1 million or 79.3% as a percentage of sales for the twenty-six weeks ended June 29, 2002 compared to

$21.0 million or 102.4% as a percentage of revenue in the corresponding period in 2001. The $4.9 million decrease was in line with the expense restructuring instituted in late fiscal 2001 as discussed in further detail in the Liquidity and Capital Resources section. The Company expects that savings as a result of the new infrastructure will continue to be achieved throughout fiscal 2002, although no guarantee of such can be given.

Research and Development Expenses. Research and development expenses of $292,000 was 1.4% as a percentage of sales for the twenty-six weeks ended June 29, 2002 compared to $567,000 or 2.8% as a percentage of revenue in the corresponding period in 2001. This reduction in expenses is primarily due to the fact the Company continues to incur costs for research studies to expand its leadership position in the teeth-whitening industry, but the number of studies has decreased versus the same period in 2001.

Depreciation and Amortization. Depreciation and amortization increased to $3.0 million or 14.7% as a percentage of revenue for the twenty-six weeks ended June 29, 2002 compared to $2.4 million or 11.6% as a percentage of revenue in the corresponding period in 2001. The increase of $611,000 in depreciation and amortization expense to $3.0 million for the twenty-six weeks ended June 29, 2002 is the result of a greater number of BS3000 and BS3000PB devices in operation as a result of the increase in the number of active Associated Centers.

Interest Expense,net. Interest expense, net decreased to $470,000 or 2.3% as a percentage of revenue for the twenty-six weeks ended June 29, 2002 compared to interest expense, net of $530,000 or 2.6% as a percentage of revenue in the corresponding period of 2001.

Net Loss. The net loss decreased $4.5 million to $7.1 million for the twenty-six weeks ended June 29,2002 compared to a net loss of $11.6 million in the corresponding period of 2001. This represents a 38.7% improvement due to a combination of the factors described above. The net loss per share for the twenty-six weeks ended June 29, 2002 was ($0.20) versus ($0.37) reported for the same period of 2001.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. At June 29, 2002, the Company had $1.8 million of cash and cash equivalents. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW products. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

During the first quarter of 2002, the Company obtained a $2.5 million line of credit from CAP Advisers, and $4 million in shortfall guarantees. See "CAP Advisers Line of Credit," and "Additional Working Capital Guarantees" below. In July 2002, this line of credit from CAP Advisers was amended and increased to $5.0 million The Company also amended its EVL Lease Agreement to defer payment of monthly rental on LATW devices to year 2003. See "EVL Lease Line Amendment" below.

Post September 11 Expense Reductions. During the weeks following the September 11, 2001 terrorist attacks, the Company saw an immediate drop in revenue. The New York area Associated Centers, and the Company's own Center in New York, were affected most severely. The Company assessed the operating variables that could be controlled and immediately responded to the decline in sales. Management has and is implementing several cost saving initiatives totaling approximately $14 million over Fiscal 2002. Through the first six months of Fiscal 2002, the Company has hit its cost targets and expects to do the same throughout Fiscal 2002 to achieve the $14 million cost reduction goal. The Company expects to achieve these cost savings in the areas of Center operations, procedure kit production, various selling, general and administrative costs including legal and consulting fees, and leveraging its marketing spending more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future. Depending upon the operating results, the Company may increase its advertising spending.

CAP Advisers Line of Credit. In December 2001, as amended in March 2002, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $2.5 million line of credit facility to a subsidiary of the Company. In July 2002 this line of credit was increased to $5.0 million.

EVL Lease Amendment. The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount, plus a "variable rent" payment in the amount of $125 for each key card or access code sold to an Associated Center where EVL is the lessor of the LATW device. Of the 4,404 LATW devices in operation at Associated Centers at June 29, 2002, 3,000 of such devices were leased to the Company by EVL. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures (i.e. variable rent of $25 per procedure).

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR, as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. As of June 29, 2002, the deferred amount for the second quarter of 2002 was $599,500; $1,192,125 has been deferred for the twenty-six weeks ended June 29, 2002. The deferred amount is included in the accrued expenses balance as of June 29, 2002.

Additional  Working  Capital  Guarantees.  In March  2002 the  Company  received
Commitment Letters from certain guarantors (the "Guarantors") to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The aggregate purchase amount committed by the Guarantors equals the difference between $4 million, and the "Excess Cash Receipts" to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of projections at December 29, 2001. In consideration for the Guarantors' Commitment Letters, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $5.00 per share.

There can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans or further reduce operating expenditures.

Cash flow used in operations improved by $7.9 million to negative $(4.3) million for the twenty-six weeks ended 2002 from negative $(12.2) million used in operating activities during the same period of 2001, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components. Between the two periods, there has been a significant improvement in the average number of days receivables outstanding.

Net cash provided by financing activities was $744,000 for the twenty-six weeks ended June 29, 2002, compared to $29.7 million for the same period in 2001. The $744,000 net cash consisted of: 1) $504,000 of proceeds from the exercise of stock options, 2) $728,000 cash from net proceeds from the Company's international line of credit to fund the rollout of devices, and 3) $229,000 principal payment on long-term debt and 4) $259,000 payments on capital lease obligations.

The $29.7 million of net cash provided by financing activities for the twenty-six weeks ended June 30, 2001 primarily was due to the private placement of the Company's common stock in the net amount of $26.6 million completed in April 2001.

Capital expenditures were $1.8 million for the twenty-six weeks ended June 29, 2002, compared to $3.3 million for the same period in 2001. Starting in June 2001, the Company commenced a rapid expansion of new Associated Centers which continued through August 2001. The capital expenditures for both periods were primarily related to the purchase of BS3000PB systems for deployment at new domestic and international Associated Centers.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 23, 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The Company believes that the claims asserted by Smile are entirely without merit and will vigorously defend the lawsuit. The Company has commenced discovery with regard to Smile's claims.

The Company filed a complaint against Discus Dental, Inc. in the United States District Court for the Northern District of California on July 8, 2002. The complaint, civil action number C02-3220JF, alleges infringement of the Company's United States Patents No. 6,343,933, issued February 5, 2002, and No. 6,361,320, issued March 26, 2002. The complaint alleges that Discus Dental, Inc.'s sale of infringing products sold to dental professionals under the Zoom! trademark infringes both patents under 35 USC ss. 271, seeks injunctive relief, damages under 35 USC ss. 284, and costs and attorneys' fees. As of August 1, 2002, Discus Dental, Inc. had not filed an answer to the complaint.

On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, case no. C02-01611, alleging causes of action for Intentional Interference with Contractual Relationship, Negligent Interference with Contractual Relationship, Violation of Unfair Business Practice Act - Loss Leader, Violation of Unfair Business Practice Act, Trade Libel and Injunctive Relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing the Company's Associated Dentists to terminate their contracts with BriteSmile and switch to Discus' Zoom! system, and by making false and disparaging statements concerning BriteSmile's system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to BriteSmile's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that BriteSmile will be able to pursue its claims as alleged in the complaint except for the second cause of action alleging Negligent Interference with Contractual Relationship.

ITEM 2.      CHANGES IN SECURITIES

During the period December 30, 2001 to June 29, 2002, the Company granted to key employees under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 1,724,684 shares of the Company's common stock, at exercise prices ranging from $3.30 to $9.69 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 for these grants in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

ITEM 4.      CHANGE IN REGISTRANTS' CERTIFYING ACCOUNTANT

On June 26, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report a change in the Company's certifying accountant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  10(a) Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001 and to Unsecured Credit Agreement dated March 8, 2002 (filed herewith).

  10(b) Employment agreement effective June 17, 2002 between the Company and Bruce Fleming (filed herewith).

  99(a) Certification of Peter P. Hausback, CFO, pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith).

  99(b) Certification of John L. Reed, CEO, pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith).


(B)  REPORTS ON FORM 8-K

On June 26, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report a change in the Company's certifying accountant..




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John L. Reed                                              August 9, 2002
John L. Reed                                                  Date
Chief Executive Officer



/s/ Peter P. Hausback                                          August 9, 2002
Peter P. Hausback                                              Date
Chief Financial Officer