Form 10-Q
period 2002-09-28
BRITESMILE INC
filed 2002-11-12
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 28, 2002

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

                  UTAH                                  87-0410364
-------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
             or organization)


          490 North Wiget Lane
        Walnut Creek, California                                    94598
------------------------------------------------                -------------
(Address of principal executive offices)                          (Zip Code)


                                 (925) 941-6260
                                ----------------
                (Issuer's telephone number, including area code)


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

The Company had 36,426,961 shares of common stock outstanding at October 8, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 28, 2002 and
         December 29, 2001....................................................3

         Condensed Consolidated Statements of Operations for the 13 and
         39 weeks ended September 28, 2002 and September 29, 2001.............5

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended  September 28, 2002 and September 29, 2001, respectively.......6

         Notes to Condensed Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

Item 4.   Controls and Procedures.............................................20

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................20

Item 2.   Changes in Securities...............................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................21

Item 5.   Other Information...................................................21

Item 6.   Exhibits and Reports on Form 8-K....................................22


Signatures....................................................................23

Certifications................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                       September 28,      December 29,
                                                                           2002               2001
                                                                     ---------------    ---------------
                                                                                             (Note 1)
          CURRENT ASSETS:
              Cash and cash equivalents                              $          103     $        7,162
              Cash, restricted as to use (note 11)                              843                843
              Trade accounts receivable, net of allowance
                 for doubtful accounts of $459 and $615,
                 respectively                                                 2,244              4,311
              Inventories                                                     2,735              2,540
              Prepaid expenses and other                                        801                423
              Notes receivable-current portion                                  140                335
                                                                     ---------------    ---------------

                          Total current assets                                6,866             15,614
                                                                     ---------------    ---------------

          PROPERTY AND EQUIPMENT, net                                        20,814             22,514

          OTHER ASSETS                                                        2,144              1,719
                                                                     ---------------    ---------------

          TOTAL ASSETS                                               $       29,824     $       39,847
                                                                     ===============    ===============






















  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                           September 28,       December 29,
                                                                               2002                2001
                                                                        ------------------    ----------------
                                                                                                 (Note 1)
CURRENT LIABILITIES:
    Accounts payable                                                       $        4,624       $       5,512
    Accrued expenses                                                                2,267               4,959
    Deferred revenue                                                                1,185                 763
    Note payable to related party, net of discount                                    500                 500
    Accrual for store closures                                                        415                 310
    Line of credit                                                                  3,218                   -
    Capital lease obligation with related party-current portion                       641                 641
                                                                        ------------------    ----------------

              Total current liabilities                                            12,850              12,685
                                                                        ------------------    ----------------

Note payable to related party, less current portion                                 1,152               1,583
Subordinated convertible debenture, net of discount                                   744                 729
Capital lease obligations with related party, less current portion                  2,117               2,537
Accrual for store closures                                                            569                 900
Other long-term liabilities                                                         2,537                 857
                                                                        ------------------    ----------------

              Total long-term liabilities                                           7,119               6,606
                                                                        ------------------    ----------------

              Total liabilities                                                    19,969              19,291
                                                                        ------------------    ----------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
       36,426,961 and 36,226,961 shares issued and outstanding,
       respectively
                                                                                       36                  36
    Additional paid-in capital                                                    138,118             137,097
    Accumulated deficit                                                          (128,299)           (116,577)
                                                                        ------------------    ----------------

              Total shareholders' equity                                            9,855              20,556
                                                                        ------------------    ----------------

Total liabilities and shareholders' equity                                 $       29,824       $      39,847
                                                                        ==================    ================









  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                ($ in thousands except share and Per Share data)
                                    Unaudited

                                                      13 Weeks             13 Weeks            39 Weeks            39 Weeks
                                                        Ended                Ended               Ended               Ended
                                                    September 28,        September 29,        September 28,      September 29,
                                                         2002                2001                2002                2001
                                                   -----------------    -----------------   -----------------   -----------------
                                                                         (as Restated)                           (as Restated)
                                                   -----------------    -----------------   -----------------   -----------------
REVENUES:
    Center whitening fees, net                     $          3,209     $          3,182    $          9,827    $         11,385
    Associated Center whitening fees, net                     5,818                8,668              17,283              18,859
    Product sales                                               919                1,509               3,182               3,602
                                                   -----------------    -----------------   -----------------   -----------------

       Total revenues, net                                    9,946               13,359              30,292              33,846
                                                   -----------------    -----------------   -----------------   -----------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                             3,675                4,376              11,217              11,956
    Selling, general and administrative
       expenses                                               8,703               11,675              24,837              32,664
    Research and development expenses                           425                  334                 717                 901
    Depreciation and amortization                             1,580                1,059               4,571               3,439
                                                   -----------------    -----------------   -----------------   -----------------

       Total operating costs and expenses                    14,383               17,444              41,342              48,960
                                                   -----------------    -----------------   -----------------   -----------------

          Loss from operations                               (4,437)              (4,085)            (11,050)            (15,114)
                                                   -----------------    -----------------   -----------------   -----------------

OTHER INCOME (EXPENSE), net:
    Interest expense                                           (162)                (186)               (667)               (823)
    Interest income                                              14                  139                  49                 245
                                                   -----------------    -----------------   -----------------   -----------------

       Total other income (expense), net                       (148)                 (47)               (618)               (578)
                                                   -----------------    -----------------   -----------------   -----------------

          Loss before income tax provision                   (4,585)              (4,132)            (11,668)            (15,692)

INCOME TAX PROVISION                                             18                    -                  54                  57
                                                   -----------------    ----------------    -----------------   -----------------

          Net loss                                 $         (4,603)    $         (4,132)   $        (11,722)   $        (15,749)
                                                   =================    =================   =================   =================

BASIC AND DILUTED NET LOSS PER SHARE
                                                   $          (0.13)    $          (0.12)   $          (0.32)   $          (0.48)
                                                   =================    =================   =================   =================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED
                                                         36,426,961           35,873,103          36,405,917          32,663,705
                                                   =================    =================   =================   =================








  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of operations.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                              39 Weeks Ended
                                                                         39 Weeks Ended        September 29,
                                                                          September 28,            2001
                                                                              2002            (as Restated)
                                                                        ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $        (11,722)   $        (15,749)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      4,571               3,439
Store closure accrual                                                               (226)               (340)
Cost for issuance of stock warrants and stock options                                628                  72
Changes in assets and liabilities                                                    303              (5,136)
                                                                        -----------------   -----------------

Net cash used in operating activities                                             (6,446)            (17,714)
                                                                        -----------------   -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (2,809)             (7,518)
Patents and other                                                                   (675)                  -
                                                                        -----------------   -----------------

Net cash used in investing activities                                             (3,484)             (7,518)
                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit                                                   3,218                   -
Proceeds from debt financing                                                           -               2,500
Proceeds from common stock offering                                                    -              26,622
Principal payments on long-term debt                                                (431)                  -
Payments on capital lease obligations                                               (420)               (213)
Proceeds from exercise of stock options                                              504               4,631
                                                                        -----------------   -----------------

Net cash provided by financing activities                                          2,871              33,540
                                                                        -----------------   -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (7,059)              8,308

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                  7,162               5,701
                                                                        -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $                   $         14,009
                                                                                     103
                                                                        =================   =================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON CASH INFORMATION:
      Cash paid for interest                                            $             58    $            142

                                                                        =================   =================
      Cash paid for income taxes                                        $             72    $             57
                                                                        =================   =================
                                                                        =================   =================
      Equipment acquired under capital lease                            $              -    $          2,419
                                                                        =================   =================
                                                                        =================   =================
      Options granted for consulting services                           $              -    $            325
                                                                        =================   =================






  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements of cash flows.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 28, 2002

1.       Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of September 28, 2002, the Company had 14 Centers and there were 4,441 Associated Centers in operation.

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office. To date, the Company has entered into contracts with 4,441 Associated Centers, including 3,306 in the United States, and 1,135 in 40 countries outside the United States. However, the Company is not engaged in the practice of dentistry; each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the teeth whitening procedure.

The Company developed its current teeth whitening technology (the "BriteSmile Light Activated Teeth Whitening System," "BS2000," or "LATW") and began distribution in 1999. The LATW treatment consists of a gentle hydrogen-peroxide whitening gel activated by a special, patented light operating in the "blue spectrum." The unique delivery arm of the LATW device permits the blue light to reach all 16 front teeth simultaneously. The patented BriteSmile light is not UV, heat or laser-activated. It is a blue light that is wavelength-matched to BriteSmile's whitening gel to effectively whiten and brighten teeth in a treatment lasting about 1 hour. In November 1999 the Company introduced its BriteSmile 3000 LATW keycard system (the "BS3000") to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. It is activated to perform a whitening treatment by "swiping" a key card which can be purchased only from the Company. Each key card will activate the BS3000 for a specified number of whitening treatments (currently 5 treatments). In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers. The BS3000PB is activated by entering an "access code" (a series of numbers) which can be purchased only from the Company. Each access code presently authorizes 5 whitening procedures. The BS2000, BS3000, and BS3000PB teeth whitening devices all utilize the Company's patented blue light.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision-making group, in deciding how to allocate resources and in assessing performance. Our CEO is our chief decision maker. Our business is focused on one industry segment; products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and provision of services relating to products for this one segment.

2.          Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 weeks ended September 28, 2002 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 28, 2002.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 28, 2002

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001.

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (Centers) in which the Company has a controlling interest. The Company consolidates the operating results of the Centers inasmuch as the Company has a controlling financial interest in the Centers in accordance with the criteria of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion #16 to Physician Practice Management Entities ("PPM") and Certain Other Entities with Contractual Management Arrangements." The agreements with the Centers are 30 year, non-terminable agreements that provide the Company a financial interest in the PPM and exclusive authority over all decision-making other than the dispensing of dental services.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are shipped to customers. The difference between recognizing retail product revenue at time of shipment to customer versus receipt of shipment by the customer is not material.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed.

During the last quarter of the transition period ended December 30, 2000 and retroactive to April 1, 2000, the Company has changed its method of accounting to recognize revenue from Associated Centers, and does so ratably over the estimated period in which the Associated Centers perform the procedures, commencing when the key card is shipped or the access code is provided. Previously, the Company recognized revenues from Associated Centers when the keycard or access code to activate the whitening device was delivered. Revenue is reported net of discounts and allowances. As of September 28, 2002, the Company recorded deferred revenue totaling $1.2 million, which will be recognized as revenue in the fourth quarter of 2002. At December 29, 2001, the deferred revenue balance was $763,000 and was recognized in the first quarter ended March 30, 2002.

3.       Loss Per Common Share

The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share, as there effect is anti-dilutive.

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

6.       Revisions to Previously Issued Financial Statements

The Company provides the use of whitening equipment (the LATW system) and sells
(i) key card and access codes which activate the LATW devices prior to each whitening procedure and (ii) supplies (procedure kits and retail products) to Associated Centers to enable the Associated Centers to perform the whitening procedures for their customers. Prior to December 29, 2001, the Company recognized revenue related to the sale of the procedure kits upon shipment of key cards or access codes and whitening supplies. Following discussions with the staff of the Securities and Exchange Commission regarding application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company revised its revenue recognition policy related to the sale of key cards and access codes to Associated Centers to defer revenues, and to amortize these revenues into operations over the estimated period in which the procedures are performed by the Associated Centers, which is generally 33 days. As a result of this change in accounting policy, the Company has restated its quarterly financials for 2001. The following is the restatement for the comparative 13 and 39 weeks ended September 29, 2001:

                                                                     13 weeks Ended
                                                                   September 29, 2001
                                  As previously
                                                               reported           As restated
        Consolidated Statement of Operations Data:
          Total Associated Centers revenue....................$...8,010              $   8,668
          Total revenues......................................$..12,701              $  13,359
          Net loss............................................$...4,790              $   4,132
          Net loss per share, basic and diluted...............$...(0.13)             $   (0.12)



                                                                     39 weeks Ended
                                                                   September 29, 2001
                                  As previously
                                                               reported           As restated
        Consolidated Statement of Operations Data:
          Total Associated Centers revenue....................$..19,755              $  18,859
          Total revenues......................................$..34,742              $  33,846
          Net loss............................................$..14,057              $  15,748
          Net loss per share, basic and diluted...............$...(0.43)             $   (0.49)



 7.      Financing Arrangements

Following is a summary of the Company's long and short-term debt financing arrangements (in thousands):


                                                  September 28,    December 29,
                                                      2002             2001
                                                      ----             ----

       Note Payable to EVL, a related party,
         due May 10, 2006                              $  1,652       $ 2,083
       5% Subordinated Convertible Notes due and
         payable on June 29, 2005 (including
         discount of $56 and $71)                           744           729
       Line of credit                                     3,218             -
                                                 --------------   ------------
                                                       $  5,614       $ 2,812
                                                 ================ ============

On July 19, 2002, BriteSmile International amended its Credit and Security Agreement with CAP Advisers, which provided for a $2.5 million line of credit facility to BriteSmile International, a subsidiary of the Company. The maximum credit available was increased to $5.0 million. Advances under the line of credit may be used for general business purposes, including the purchase of whitening devices.

In March 2002 the Company received Commitment Letters from certain guarantors (the "Guarantors") to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company).


8.       Store Closure Reserve

During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its less productive wholly owned Centers. These Centers were located in Pasadena, California, Ft. Lauderdale, Florida, and Coral Gables, Florida. During the 52 weeks ended December 29, 2001, the Company's Board of Directors and management decided not to continue the construction of a Center in San Francisco, California. The Company recorded a store closure accrual to reserve for an estimated $934,000 related to the remaining lease obligation. As a result of the closures, at December 29, 2001, the Company had a store closure reserve accrual of $1.2 million related to lease termination costs including, the present value of future lease payments, net of estimated sublease income. BriteSmile recorded charges of $219,000 and $112,000 during the quarters ended March 30, 2002 and June 29, 2002 which primarily related to the difference between the Company's current rent obligations and the rate at which the Company expects to be able to sublease the properties. During the current quarter, the reserve increased ($105,000) due to a reclassification of deferred rent to the Store Closure Account. As of September 2002, all four of the spaces have been subleased.

The following table sets forth the store closure reserve activity during the thirty-nine weeks ended September 28, 2002, (in thousands):

         Balance at December 29, 2001              $  1,210

         Cash Payments                                 (387)

         Reclassification                               161

         Balance at September 28, 2002             $    984

9.       Impact of Recently Issued Accounting Standards and Accounting Bulletins

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted SFAS No 142 on December 30, 2001. The adoption of SFAS No 142 did not have a material impact on its condensed consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its condensed consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company adopted SFAS No. 144 on December 30, 2001, which did not have a material impact on the Company's condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

10.      Stock Option Exchange Offer

In September 2002, the Company completed a voluntary stock option exchange offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which the Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock on the new grant date, which is currently expected to occur during the second quarter of 2003. As a result of this program, options to purchase 2,252,000 shares of common stock were canceled.

11.      Cash, Restricted as to Use

The Company currently has $843,000 in cash that is restricted through various dates through 2008. The restricted cash represents standby letters of credit on the following real property leases:

Walnut Creek Center               $  75,000
Pasadena Center                     125,000
Boston Center                       225,000
San Francisco Center                168,000
Corporate Office                    250,000

Total                             $ 843,000
                                  ---------

12.      Commitments and Contingencies

The Company is party to certain litigation and claims arising in the normal course of business. At this time, management believes that such matters will not have a material impact on the Company's financial position or results of operations.

13.      Subsequent Events

The Company has received a notice from The Nasdaq Stock Market that the Company has not maintained the minimum bid price of $1.00 required for continued listing on the Nasdaq National Market System. The Company has until January 27, 2003 to regain compliance. Otherwise, Nasdaq may provide notification that the Company will be delisted. At such time, the Company can appeal the determination to a Listing Qualifications Panel, or apply for a transfer to the Nasdaq Small Cap Market. The Company can regain compliance with the minimum bid price requirement if, at any time before January 27, 2003, the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days.


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

o The potential de-listing from the National Market System of The Nasdaq Stock Market may adversely affect the trading volume and price of the Company's common stock and discourage some investors from purchasing the Company's common stock;

o Ongoing operating losses associated with the development, marketing and implementation of new, light-activated teeth whitening technologies;

o Failure of the Company to secure additional financing to (i) complete its plan for the rollout of a broad base of Associated Centers and (ii) pay operating expenses which exceed revenues;

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

Critical Accounting Policies And Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are shipped to customers. The difference between recognizing retail product revenue at time of shipment to customers versus receipt of shipment by customers is not material.

BriteSmile recognizes revenue at Centers at the time a whitening procedure is performed.

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Deferred revenue is recorded for the full value of the key cards and access codes at the time of sale only if BriteSmile is contractually entitled to invoice the Associated Center for the full value of the sale and the Associated Center is obligated to pay such invoice, thereby creating a corresponding account receivable. Deferred revenue is subsequently recognized as revenue over the estimated period that the whitening procedures, which can be performed via the key cards and access codes, are expected to be used at the Associated Centers, currently 33 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center; however, it does provide credits to the ultimate whitening customer for a "whitening guarantee". BriteSmile recognizes those credits by reducing its revenue at the time the refund is given to the ultimate whitening customer.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each dentist who operates an Associated Center. If the financial condition of dentists who operate Associated Centers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

BriteSmile is required to state its inventories at the lower of cost or market. BriteSmile writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. The Company completed a major restructuring of its cost structure in the fourth quarter of Fiscal 2001 with plans to reduce operating costs by approximately $14 million per year compared to the first nine months of Fiscal 2001. Had BriteSmile's recoverability estimates resulted in a determination that these assets were not recoverable, BriteSmile would have recognized an impairment loss in Fiscal 2001. The Company does not believe impairment losses will need to be recognized in Fiscal 2002, although no assurance of such can be given.

Store Closures

In prior periods, BriteSmile recorded significant reserves in connection with store closures. These reserves included estimates pertaining to future payments of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.

Legal Contingencies

BriteSmile is currently a party to certain legal actions. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel representing BriteSmile in these matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Overview

Operating and occupancy costs are composed primarily of three main groups: 1) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; 2) the financing costs for the LATW devices provided to Associated Centers; and 3) the operating and occupancy costs for the Centers.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Consolidated Annual Report on Form 10-K for the fiscal year ended December 29, 2001.





              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

The following table sets forth unaudited operating results for the thirteen week periods and thirty-nine week periods ended September 28, 2002 and September 29, 2001, as a percentage of revenues in each of these periods. This data has been derived from the unaudited financial statements.


                                          Thirteen    Thirteen    Thirty-nine   Thirty-nine
                                        Weeks ended  Weeks ended  Weeks ended   Weeks ended
                                                    (as Restated)              (as Restated)
                                                      (Note 6)                   (Note 6)
                                        September    September     September    September
                                           28,          29,           28,          29,
                                           2002        2001          2002         2001
                                       -----------  -----------   ----------- -----------
Income Statement Data:
Revenues:
 Center whitening fees, net                  32.3%      23.8%         32.4%      33.6%
 Associated Center whitening fees, net       58.5%      64.9%         57.1%      55.7%
 Product sales                                9.2%      11.3%         10.5%      10.7%
                                            ------     ------        ------     ------
  Total revenues, net                       100.0%     100.0%        100.0%     100.0%
                                            ------     ------        ------     ------

Operating Costs and Expenses:
 Operating and occupancy costs               36.9%      32.8%         37.0%      35.3%
 Selling, general and administrative
expenses                                     87.5%      87.4%         82.0%      96.5%
 Research and development expenses            4.3%       2.5%          2.4%       2.7%
 Depreciation and amortization               15.9%       7.9%         15.1%      10.2%
                                            ------     ------        ------     ------
  Total operating costs and expenses        144.6%     130.6%        136.5%     144.7%
                                            ------     ------        ------     ------

Loss from operations                        -44.6%     -30.6%        -36.5%     -44.7%
                                            ------     ------        ------     ------

Interest income (expense), net               -1.5%      -0.3%         -2.0%      -1.7%
                                            ------     ------        ------     ------

Loss before income tax provision            -46.1%     -30.9%        -38.5%     -46.4%
Provision for income taxes                    0.2%       0.0%          0.2%       0.2%
                                            ------     ------        ------     ------
Net Loss                                    -46.3%     -30.9%        -38.7%     -46.6%



The following are explanations of significant period-to-period changes for the 13 weeks ended September 28, 2002 and September 29, 2001:

Revenues

Total Revenues. Total revenues decreased by $3.4 million, or 25.5%, to $9.9 million for the 13 weeks ended September 28, 2002, from $13.4 million for the 13 weeks ended September 29, 2001. The decrease in revenues occurred in both Company Centers and domestic Associated Centers primarily as a result of decreased sales of whitening procedures. International whitening procedures and revenues increased in the 13 weeks ended September 28, 2002 compared to the same quarter of 2001. Sales in the third quarter of 2001 relating to Associated Centers opened during the third quarter were $0.2 million in the third quarter of 2002 compared to $2.0 million in the third quarter of 2001.

As of September 28, 2002, the Company recorded deferred revenue totaling $1.2 million compared to $1.7 million of deferred revenue as of September 29, 2001. The deferred revenue balance at September 28, 2002 will be recognized in the fourth quarter 2002 in accordance with the Company's policy of recognizing revenue over the period in which the whitening procedures are performed after shipment of key cards or access codes to Associated Centers. The deferred revenue balance of $1.2 million at the end of the third quarter decreased $600,000 compared to the deferred revenue of $1.8 million at June 29, 2002 as a result of lower Associated Center whitening fees in September 2002 compared to June 2002.

Center Whitening Fees. Center whitening fees were flat for the 13 weeks ended September 28, 2002, and September 29, 2001 at $3.2 million. The number of procedures performed in the Centers increased to 7,136 in the third quarter of 2002, compared to 7,116 in the same quarter of 2001.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $2.9 million, or 32.9%, to $5.8 million for the 13 weeks ended September 28, 2002, from $8.7 million for the 13 weeks ended September 29, 2001. This decrease was due to the sale of fewer key cards and access codes in the 13 weeks ended September 28, 2002 compared to the 13 weeks ended September 29, 2001. The number of whitening procedures sold in the Associated Centers in the third quarter of 2002 decreased 19.3% to 29,940 compared to 37,080 procedures in the same quarter of 2001. Domestic Associated Center whitening procedures were 23,345 in the 13 weeks ended September 28, 2002 compared to 31,785 in the same quarter of 2001. International Associated Center whitening procedures were 6,595 in the 13 weeks ended September 28, 2002 compared to 5,295 in the same quarter of 2001.

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

Product Sales. Product sales decreased by $590,000 or 39.1% to $0.9 million for the 13 weeks ended September 28, 2002, from $1.5 million for the 13 weeks ended September 29, 2001. Product sales represent revenue from sales of the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products at Centers and Associated Centers. There can be no assurance that the Company will be successful in selling greater volumes of retail product in the future.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $3.7 million or 36.9% as a percentage of revenues for the thirteen weeks ended September 28, 2002, compared to $4.4 million or 32.8% as a percentage of revenues in the thirteen weeks ended September 29, 2001. This decrease was primarily due to a 2.5% decrease in cost of goods sold as a percentage of sales due to the reduction of various individual component unit costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $8.7 million or 87.5% as a percentage of revenues for the third quarter of 2002 compared to $11.7 million or 87.4% as a percentage of revenues for the corresponding period in 2001. The $3.0 million decrease was in line with the Company's expense restructuring program instituted in late Fiscal 2001 as discussed in further detail below under "Liquidity and Capital Resources," and is a result of decreased head count and lower advertising expense. The Company expects that savings as a result of the expense restructuring will continue to be achieved through the end of Fiscal 2002.

Research and Development Expenses. Research and development expenses of $425,000 were 4.3% as a percentage of revenues for the thirteen weeks ended September 28, 2002 compared to $334,000 or 2.5% as a percentage of revenues for the corresponding period in 2001. Expenses incurred in the third quarter of 2002 were primarily related to research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased to $1.6 million or 15.9% as a percentage of revenues for the third quarter of 2002 compared to $1.1 million or 7.9% as a percentage of revenues for the corresponding period in 2001. The increase of $500,000 in depreciation and amortization expense for the third quarter of 2002 is due to a greater number of BS3000 and BS3000PB devices in operation in a greater number of active Associated Centers.

Interest Expense, net. Interest expense, net increased to $148,000 or 1.5% as a percentage of revenues for the third quarter of 2002 compared to interest expense, net of $47,000 or 0.3% as a percentage of revenues for the corresponding quarter of 2001. The higher interest expense in the third quarter of 2002 was primarily due to an increase in the Company's line of credit and amortization of the fair market value of the warrants issued with the long-term debt. In addition, the decrease in interest income due to lower cash balances lead to an increase in the interest expense.

Net Loss. Net loss increased $0.5 million to $4.6 million for the third quarter of 2002 compared to a net loss of $4.1 million for the corresponding quarter of 2001. This represents an 11.4% increase in losses due to a combination of the factors described above. The net loss per share for the third quarter of 2002 was ($0.13) versus ($0.12) reported for the second quarter of 2001.

The following are explanations of significant period-to-period changes for the 39 weeks ended September 28, 2002 and September 29, 2001:

Revenues

Total Revenues. Total revenues decreased by $3.6 million, or 10.5%, to $30.3 million for the 39 weeks ended September 28, 2002, from $33.8 million for the 39 weeks ended September 29, 2001. As of September 28, 2002, the Company recorded deferred revenue totaling $1.2 million compared to $1.7 million of deferred revenue as of September 29, 2001.

Center Whitening Fees. Center whitening fees decreased by $1.6 million, or 13.7%, to $9.8 million for the 39 weeks ended September 28, 2002, from $11.4 million for the 39 weeks ended September 29, 2001. $265,000 of this decrease was primarily due to the closure of three underperforming Centers that were open for a portion of the first quarter of 2001. The remainder of the decrease occurred in the Company's remaining 14 Centers. The number of procedures performed in the Centers decreased to 22,053 for the 39 weeks ended September 28, 2002, compared to 24,947 for the same period of 2001.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $1.6 million, or 8.4%, to $17.3 million for the 39 weeks ended September 28, 2002, from $18.9 million for the 39 weeks ended September 29, 2001. This decrease was due to the sale of fewer key cards or access codes to domestic Associated Centers. Domestic Associated Center whitening procedures were 78,010 in the 39 weeks ended September 28, 2002 compared to 81,345 in the same period of 2001. However, the number of procedures sold in the Associated Centers increased 8.6% to 97,000 procedures in the 39 weeks ended September 28, 2002 compared to 89,285 procedures in the same period of 2001. International Associated Center whitening procedures were 18,990 in the 39 weeks ended September 28, 2002 compared to 7,940 in the same period of 2001.

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

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. The Company also anticipates opening additional Associated Centers in domestic and international locations over the next twelve months, which the Company believes will result in increased Associated Center whitening fees. There can be no assurance that the Company will be successful in executing its business plan.

Product Sales. Product sales decreased by $400,000 to $3.2 million for the 39 weeks ended September 28, 2002, from $3.6 million for the 39 weeks ended September 29, 2001. Product sales represent revenue from sales of the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products at Centers and Associated Centers. There can be no assurance that the Company will be successful in selling greater volumes of retail product in the future.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $11.2 million or 37.0% as a percentage of revenues for the thirty-nine weeks ended September 28, 2002, compared to $12.0 million or 35.3% as a percentage of revenues for the thirty-nine weeks ended September 29, 2001. The consistent cost percentage is due to the consistency of the operating costs, which include costs of goods sold and lease financing costs for both the Centers and Associated Centers and the operating and occupancy costs for the Centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $24.8 million or 82.0% as a percentage of revenues for the thirty-nine weeks ended September 28, 2002 compared to $32.7 million or 96.5% as a percentage of revenues for the corresponding period in 2001. The $7.8 million decrease was in line with the Company's expense restructuring instituted in late Fiscal 2001 as discussed in further detail below under "Liquidity and Capital Resources." The Company expects that savings as a result of expense restructuring will continue to be achieved through the end of Fiscal 2002.

Research and Development Expenses. Research and development expenses of $717,000 were 2.4% as a percentage of revenues for the thirty-nine weeks ended September 28, 2002 compared to $901,000 or 2.7% as a percentage of revenues for the corresponding period in 2001. Although the Company continues to incur costs for research studies to expand its leadership position in the teeth-whitening industry, the Company has reduced the number of studies compared to the same period in 2001.

Depreciation and Amortization. Depreciation and amortization increased to $4.6 million or 15.1% as a percentage of revenues for the thirty-nine weeks ended September 28, 2002 compared to $3.4 million or 10.2% as a percentage of revenues for the corresponding period in 2001. The increase of $1.2 million in depreciation and amortization expense is due to a greater number of BS3000 and BS3000PB devices in operation in a greater number of active Associated Centers.

Interest Expense, net. Interest expense, net increased to $618,000 or 2.0% as a percentage of revenue for the thirty-nine weeks ended September 28, 2002 compared to interest expense, net of $578,000 or 1.7% as a percentage of revenue in the corresponding period of 2001.

Net Loss. The net loss decreased $4.0 million to $11.7 million for the thirty-nine weeks ended September 28, 2002 compared to a net loss of $15.7 million in the corresponding period of 2001. This represents a 25.6% improvement due to a combination of the factors described above. The net loss per share for the thirty-nine weeks ended September 28, 2002 was ($0.32) versus ($0.48) reported for the same period of 2001.

Liquidity and Capital Resources

The Company's principal sources of liquidity have been issuances of convertible debt, common stock and common stock equivalents. The Company has also enhanced its liquidity through the expense reductions, CAP Advisers Line of Credit, EVL Lease Amendments, and Working Capital Guarantees described below. At September 28, 2002, the Company had $946,000 of cash and cash equivalents. The Company has received commitments for an additional $4 million in financing as discussed below in Additional Working Capital Guarantees. The Company intends to utilize the commitments. The Company expects to sign contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW products. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

Post September 11 Expense Reductions. During the weeks following the September 11, 2001 terrorist attacks, the Company saw an immediate drop in revenue. The New York area Associated Centers, and the Company's own Center in New York, were affected most severely. The Company assessed the operating variables that could be controlled and immediately responded to the decline in sales. Management has and is continuing to implement several cost saving initiatives totaling approximately $14 million during Fiscal 2002. Through the last three months of Fiscal 2001 and first nine months of Fiscal 2002, the Company has achieved its cost targets and expects to do the same through the remainder of Fiscal 2002 in order to achieve its $14 million cost reduction goal. The Company expects to achieve these cost savings in the areas of Center operations, procedure kit production, and various selling, general and administrative costs including legal and consulting fees. The Company also expects to achieve cost savings by leveraging its marketing spending more effectively by utilizing smaller media specific agencies, thereby reducing agency fees. As a result, management expects selling, general and administrative expenses to be leveraged more efficiently as sales from Centers and Associated Centers increase in the future. Depending upon operating results, the Company may increase its advertising spending.

CAP Advisers Line of Credit. In December 2001, as amended in March and July 2002, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $5.0 million line of credit facility. As of September 28, 2002, $3.2 million has been drawn on the line.

EVL Lease Amendment. The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount, plus a "variable rent" payment in the amount of $125 for each key card or access code sold to an Associated Center where EVL is the lessor of the LATW device. Of the 4,441 LATW devices in operation at Associated Centers at September 28, 2002, 3,000 of such devices were leased to the Company by EVL. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures resulting in variable rent of $25 per procedure.

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2004, with interest payable on the deferred amount at a rate equal to LIBOR, as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. As of September 28,

2002, the deferred amount for the third quarter of 2002 was $524,500. A total of $1,756,250 has been deferred for the thirty-nine weeks ended September 28, 2002. The deferred amount is included in the other long-term liabilities balance as of September 28, 2002.

Additional Working Capital Guarantees. In March 2002 the Company received commitment letters from certain guarantors (the "Guarantors") to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). The aggregate purchase amount committed by the Guarantors equals the difference between $4 million, and the Excess Cash Receipts to be realized by the Company in 2002. "Excess Cash Receipts," for this purpose, is defined to mean cash received by the Company through sales of the Company's debt or equity securities, additional borrowings, or cash receipts in excess of projections at December 29, 2001. In consideration for the Guarantors' commitment letters, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 80,000 shares of common stock of the Company at an exercise price of $5.00 per share.

There can be no assurance that additional capital will not be required, or that it will be available on terms that are acceptable to the Company. Additionally, there can be no assurance that the Company's business will generate cash flows at or above current levels. Accordingly, the Company may choose to defer capital expenditure plans or further reduce operating expenditures.

Cash flow used in operations improved by $11.3 million to negative $(6.4) million for the thirty-nine weeks ended 2002 from negative $(17.7) million used in operating activities during the same period of 2001, primarily due to the decrease in the net loss recognized and the net effect of timing differences in the collection and disbursement of working capital components. Between the two periods, there has been a significant improvement in the average number of days receivables outstanding.

Net cash provided by financing activities was $2.9 million for the thirty-nine weeks ended September 28, 2002, compared to $33.5 million for the same period in 2001. The $2.9 million net cash consisted of: 1) $504,000 of proceeds from the exercise of stock options, 2) $3.2 million cash net from the Company's line of credit used to fund the rollout of LATW devices, 3) $(431,000) principal payment on long-term debt and 4) $(420,000) payments on capital lease obligations.

The $33.5 million of net cash provided by financing activities for the thirty-nine weeks ended September 29, 2001 primarily was due to the private placement of the Company's common stock in the net amount of $26.6 million completed in April 2001.

Capital expenditures were $3.5 million for the thirty-nine weeks ended September 28, 2002, compared to $7.5 million for the same period in 2001. Starting in June 2001, the Company commenced a rapid expansion of new Associated Centers, which continued through August 2001. The capital expenditures for both periods were primarily related to the purchase of BS3000PB systems for deployment at new domestic and international Associated Centers.

Inflation

Most of the Company's products are purchased in finished form and packaged by the supplier or at the Company's headquarters. The Company anticipates usual inflationary increases in the price of its products but does not intend to pass these increases along to its customers, primarily as a result of other operating efficiencies gained through changing the sourcing of certain of its products. The Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Seasonality

Although the Company does not believe that its business follows seasonal trends, it has recognized that at various times during the months of July and August and again during December and January, a substantial number of Associated Centers (both domestic and international) shut down for staff vacation. As a result, the frequency of key card or access code purchases by Associated Centers during these months declines as well. Additionally, the Company's Centers have recognized some seasonality during the same months because of customer vacations.

ITEM 4.           CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Smile Inc. Asia Pte. Ltd. v. BriteSmile, Inc. and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, filed in the Third Judicial District Court in Salt Lake City, Utah. There have been no material developments in this lawsuit during the Company's fiscal quarter ended September 30, 2002. For a brief description of this case, see Part II, Item 1 of the Quarterly Report on Form 10-Q of the Company for the Quarter ended June 29, 2002.

BriteSmile, Inc. v. Discus Dental, Inc., filed in the United States District Court for the Northern District of California. For a brief description of this case, see Part II, Item 1 of the Quarterly Report on Form 10-Q of the Company for the Quarter ended June 29, 2002. Discus has filed its Answer to BriteSmile's complaint. The Answer raises counterclaims against BriteSmile based upon, among other things, patent misuse, unfair business practices, and tortious interference with contract. Discovery has not yet been completed. The parties have recently entered into a Standstill Agreement that stays and puts on hold all activity in the litigation through December 31, 2002.

BriteSmile, Inc. v. Discus Dental, Inc., filed in the Contra Costa County Superior Court, California, case no. C02-01611. For a brief description of this case, see Part II, Item 1 of the Quarterly Report on Form 10-Q of the Company for the Quarter ended June 29, 2002. Discus has filed its Answer to BriteSmile's complaint. The Answer raises counterclaims against BriteSmile, among other things, unfair business practices and tortious interference with contract. Discovery has not yet been completed. The parties have recently entered into a Stand Still Agreement that stays and puts on hold all activity in the litigation through December 31, 2002.

Banc of America Securities, Inc. v. BriteSmile, filed in the United States District Court for the Southern District of New York. For a brief description of this case, see Part I, Item 3 of the Annual Report on Form 10-K of the Company for the fiscal year ended December 29, 2001. On October 22, 2002, the Company and Banc of America filed a Stipulation of Dismissal with the court. Pursuant to the Stipulation, the lawsuit was dismissed without prejudice, each party agreeing to bear its own costs in connection with the litigation.


ITEM 2.           CHANGES IN SECURITIES

During the period June 29, 2002 to September 28, 2002, the Company granted to key employees under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 49,000 shares of the Company's common stock, at exercise prices ranging from $1.25 to $2.08 per share. The options vest over a period of time following their respective dates of grant. The Company claimed exemption from registration under the Securities Act of 1933 for these grants in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

In September 2002, the Company completed a voluntary stock option exchange offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which the Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock on the new grant date, which is currently expected to occur during the second quarter of 2003. As a result of this program, 2,252,000 options were canceled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on August 23, 2002, the shareholders of the Company voted on the following three proposals:

Proposal 1 - To elect the following ten directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified: Anthony M. Pilaro, John L. Reed, Gerald Poch, Dr. Gasper Lazzara, Jr., Bradford G. Peters, Harry Thompson, Peter Schechter, Dennis F. Hightower,
R. Eric Montgomery and Bruce Fleming.

Proposal 2 - To ratify and approve an amendment to the Company's Revised 1997 Stock Option and Incentive Plan. The amendment increases the aggregate number of shares of common stock of the Company available for issuance under the Plan from 7,000,000 shares to 7,500,000 shares.

Proposal 3 - To approve the Board of Directors' selection of Deloitte and Touche, LLP as the Company's independent auditors for the fiscal year ending December 28, 2002.

Voting results were as follows:
                                                        For           Withheld
                                                        ---           --------

         Proposal 1:
         Mr. Pilaro                                  33,005,631        179,967
         Mr. Reed                                    32,707,312        478,286
         Mr. Poch                                    33,008,895        176,703
         Mr. Lazzara, Jr.                            32,997,595        188,003
         Mr. Peters                                  32,982,096        203,502
         Mr. Thompson                                33,009,395        176,203
         Mr. Schechter                               33,009,295        176,303
         Mr. Bruce Fleming                           32,741,869        443,729
         Mr. Hightower                               33,002,392        183,206
         Mr. Montgomery                              32,717,127        468,471

                               For               Against          Abstain
                               ---               -------          -------

         Proposal 2:         29,979,954         3,190,801          14,843

                               For               Against          Abstain
                               ---               -------          -------

         Proposal 3:         33,166,934            14,384           4,280


ITEM 5.           OTHER INFORMATION

Dennis Hightower resigned from the Company's board of directors on September 3, 2002.

The Company has received a notice from The Nasdaq Stock Market stating that the Company has not maintained the minimum bid price of $1.00 required for continued listing on the Nasdaq National Market System. The Company has until January 27, 2003 to regain compliance. Otherwise, Nasdaq may provide notification that the Company will be delisted. At such time, the Company can appeal the determination to a Listing Qualifications Panel, or apply for a transfer to the Nasdaq Small Cap Market. The Company can regain compliance with the minimum bid price requirement if, at any time before January 27, 2003, the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Management is in the process of completing the Company's strategic plan for fiscal 2003 and intends to take steps to enable the Company to regain compliance with the continued listing requirements prior to January 27, 2003.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

99 Certifications of John L. Reed, CEO, and John C. Dong, Acting CFO, pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith).

(B) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the period covered by this Report.





              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John L. Reed                                     November 12, 2002
--------------------------------------               -----------------
John L. Reed                                         Date
Chief Executive Officer



/s/ John C. Dong                                      November 12, 2002
--------------------------------------               ------------------
John Dong, Acting CFO                                Date
Principal Financial and Accounting Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, John L. Reed, Chief Executive Officer of BriteSmile, Inc., certify that:

 1. I have reviewed this Quarterly Report on Form 10-Q of BriteSmile, Inc. (the "Registrant");

 2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date: November 12, 2002                 /s/ John L. Reed
                -----------------                ------------------------------
                                                  John L. Reed
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, John C. Dong, Chief Financial Officer of BriteSmile, Inc., certify that:

 1. I have reviewed this Quarterly Report on Form 10-Q of BriteSmile, Inc. (the "Registrant");

 2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



 6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date: November 12, 2002                  /s/ John C. Dong
                                                   ----------------------------
                                                   John C. Dong
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)

                                                                      Exhibit 99


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS

The undersigned hereby certify, to the best of their knowledge, that the Quarterly Report on Form 10-Q of BriteSmile, Inc. for the quarterly period ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of BriteSmile, Inc.



Date: November 12, 2002                /s/ John L. Reed
                                       -------------------------------
                                       John L. Reed
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 12, 2002                /s/ John C. Dong
                                       -------------------------------
                                       John C. Dong
                                       Chief Financial Officer
                                       (Principal Financial and
                                          Accounting Officer)