Form 10-K
period 2002-12-28
BRITESMILE INC
filed 2003-04-14
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the Fiscal Year Ended: December 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11064

                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

               UTAH                                       87-0410364
    ------------------------------              --------------------------------
    State or other jurisdiction                          (IRS employer
 of incorporation or organization)                     identification no.)

         490 North Wiget Lane
      Walnut Creek, California                               94598
    ------------------------------              --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (925) 941-6260
                (Issuer's telephone number, including area code)

 Securities registered pursuant to                    Name of each exchange
     Section 12(b) of the Act:                        on which registered:
----------------------------------              --------------------------------
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
Yes     X      No
      ------      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2)
Yes             No    X
    -------         -------

The aggregate market value of the registrant's common stock held by non-affiliates as of March 12, 2003 was approximately $6,875,347 based on the closing sale price of the issuer's stock as reported by the NASDAQ SmallCap Market on such date.

The number of shares of common stock, less treasury shares, of the registrant outstanding as of March 12, 2003 was 2,428,539.

                        BRITESMILE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I.

Item 1.  Business..............................................................3

Item 2.  Properties............................................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................12


PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................12

Item 6.  Selected Financial Data..............................................15

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18

Item 8.  Financial Statements and Supplementary Data..........................30

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................30


PART III.

Item 10. Directors and Executive Officers of the Registrant...................30

Item 11. Executive Compensation...............................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management.......37

Item 13. Certain Relationships and Related Transactions.......................40

Item 14. Controls and Procedures..............................................42

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....42

Signatures....................................................................48

Certifications................................................................49

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

During the fourth quarter of Fiscal 2002, the Company announced a 15 to 1 reverse stock split, which took effect January 27, 2003. All references in this Report to numbers of the Company's shares and to share prices herein have been adjusted for the 15 to 1 reverse stock split.

During the fourth quarter of the Company's fiscal year ended April 1, 2000, the Company adopted a 52/53-week (4 week - 4 week - 5 week quarter) fiscal calendar. In addition, the Company changed its year-end from March to December. Data in this Report reflects the consolidated results of the Company for the audited 52 week period ended December 28, 2002 ("Fiscal 2002") and December 29, 2001 ("Fiscal 2001"), the audited 39 week transition periods ended December 30, 2000 (the "Transition Period"), and the unaudited 52 week period ended December 30, 2000 ("Fiscal 2000").

PART I.

ITEM 1.           BUSINESS

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

BriteSmile offers consumers a new, simple and safe way to return teeth to their optimal natural whiteness in just one visit to a BriteSmile Center or BriteSmile Associated Center. The BriteSmile teeth whitening system utilizes a combination of proprietary gas plasma light or LED technology and wavelength specific gel. The unique fiber optic delivery arm of the BriteSmile device permits blue-green light to reach all 16 front teeth simultaneously, whitening the teeth by activating the wavelength specific gel, which is applied to the teeth during three consecutive twenty-minute sessions. Including the time necessary for initial customer evaluation and consultation, prep work and clean up, the customer can complete an entire teeth whitening visit in approximately 90 minutes. The result is immediate superior teeth whitening -- a clinically proven average of 8-9 shades whiter -- and a patient satisfaction rate of over 98%.

BriteSmile developed its light-activated teeth whitening ("LATW") technology during the fiscal year ended March 31, 1999 ("Fiscal 1999"), and in February 1999 began placement of its BS2000 LATW system (the "BS2000") in both Centers and Associated Centers. Currently, the BS2000 is used exclusively in Centers. In November 1999, BriteSmile introduced its mobile BS3000 LATW keycard system ("BS3000") into Associated Centers, and in May 2001, commenced shipping to Associated Centers its state-of-the-art BS3000PB LATW system (the "BS3000PB"), representing the latest refinements to the mobile LATW device used in Associated Centers. The BS3000 and BS3000PB can be installed more quickly than the BS2000 and provide the flexibility and mobility required in dental offices. A dentist at an Associated Center activates the BS3000 device by inserting a key card, which has been programmed to allow the device to perform the number of whitening procedures, purchased by the Associated Center. The Company ships key cards to an Associated Center after receiving a key card order via phone or fax or over the Internet. The BS3000PB device incorporates a code number system, which enables the dentist to program the device with a numerical code to perform whitening procedures based upon the number of such procedures purchased from the Company. The Company provides the Associated Center dentist with the code numbers to program the BS3000PB via fax or e-mail, thus, eliminating the need to ship key cards to Associated Centers. The Company is continuing its research and development efforts to improve its current LATW systems in order to maintain and strengthen its competitive advantage.

Centers are located in major metropolitan areas nationwide. Centers offer customers a salon-like environment dedicated solely to teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a local dentist supervises the BriteSmile procedure in his or her dental office.

As of December 28, 2002, BriteSmile had 14 Centers operating in the following locations: Beverly Hills, Irvine, Walnut Creek, Palo Alto and La Jolla, CA; Chicago, IL; Phoenix, AZ; Boca Raton, FL; Honolulu, HI; Atlanta, GA; Houston, TX; Denver, CO; Boston, MA; and New York, NY. The Centers serve as the anchor in 12 major U.S. markets, with the geographically contiguous Associated Centers providing consumers with multiple location options. This "cluster" of Associated Centers surrounding a BriteSmile Center allows the Company to have maximum advertising impact and visibility in a market by leveraging marketing and advertising dollars, and optimizing consumer exposure to the BriteSmile brand.

As of December 28, 2002, BriteSmile has contracted with dentists to operate approximately 4,636 Associated Centers throughout the United States and around the world in 67 countries. BriteSmile plans to open additional Associated Centers in the United States and in select foreign locations in the future.

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

Recent Business Developments
Associated Center Expansion

BriteSmile continues to identify and recruit dentists practicing in both Center and non-Center markets to establish complementary Associated Centers in their respective markets. To date, BriteSmile has contracted with dentists to operate approximately 4,636 Associated Centers as of December 28, 2002. This compares to 3,959 Associated Centers in operation at the same time last year.

International Expansion

In May 1999, the Company established BriteSmile International Limited ("BriteSmile International"), a Dublin, Ireland-based subsidiary, to facilitate international distribution of the Company's LATW systems. BriteSmile International has since introduced the BS3000 and BS3000PB in 67 countries under distributorship agreements. As of December 28, 2002, the Company has contracted with dentists to operate 1,315 Associated Centers outside the United States. BriteSmile International is continuing to explore additional international distribution opportunities in Europe, Latin America and Asia. In Fiscal 2002, International revenue was 12.7% of total revenue.

November 2002 Sale of Convertible Notes

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes"). The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms. LCO Investments Limited is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. John L. Reed is a shareholder, the Chief Executive Officer, and a director of the Company. Brad Peters is a shareholder and a director of the Company.

EVL Lease Agreement

On December 29, 2000, as amended in February 2001, March 2002, September 2002 and January 2003, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL"). Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL.

In addition to providing working capital to the Company, the lease line of credit enabled the Company to place up to 1,755 new BS3000PB teeth whitening devices in Associated Centers in the U.S. Pursuant to the lease line agreement, EVL purchased from the Company 1,245 BS3000 teeth-whitening devices currently used in various Associated Centers in the United States for $5 million and immediately leased the assets back to the company. EVL leases all devices to the Company for a term of five years. The Company pays EVL a monthly rental for each device consisting of a fixed amount, plus a "variable rent" payment in the amount of $25 for each right to perform a procedure purchased by the Associated Center where the corresponding device is located. During Fiscal 2002 and Fiscal 2001, $2,150,000 and $2,680,000 respectively in rent expense was recorded relative to this lease arrangement. During Fiscal 2001, the Company utilized the remaining $10 million available on the lease line to purchase BS 3000PB devices for placement in Associated Centers.

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

On September 18, 2002, the Company and EVL further amended their lease agreement to provide that all variable rent payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL on January 1, 2004, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. All interest having accrued on Total Deferred 2002 Variable Rent was to be paid on January 9, 2003. Thereafter, accrued interest on account of Total Deferred 2002 Variable Rent was to continue to be payable on the 9th day of each month through December 9, 2003 and on January 1, 2004.

On January 1, 2003, the Company and EVL again amended their lease agreement to provide that the variable rent portion of the monthly payment due for payments during both 2002 and 2003, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL on January 1, 2004, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. All such interest that accrued from March 12, 2002 to January 8, 2003 on account of the Total Deferred 2002 Variable Rent was paid on January 9, 2003. Thereafter such accrued interest on account of Total Deferred 2002 Variable Rent will continue to be payable on the 9th day of each month through December 9, 2003 and on January 1, 2004. All such interest that accrues on account of Total Deferred 2003 Variable Rent will be paid on the 9th day of each month commencing April 9, 2003 through December 9, 2003 and on January 1, 2004. In the event the Company is unable to meet its obligation to EVL on January 1, 2004, EVL has agreed to renegotiate a new repayment schedule, which would be mutually acceptable to both parties.

CAP Advisers Line of Credit

In December 2001, as amended in March 2002, July 2002 and January 2003 BriteSmile International entered into Credit and Security Agreements (the "Credit Agreements") with CAP Advisers Limited ("CAP Advisers"). The Credit Agreements provide for secured loans to the Company of up to $5 million with an additional $1.5 million for capital equipment. Any principal advanced under the line of credit bears interest at a fluctuating rate equal to LIBOR plus 200 basis points, payable monthly. Advances under the $5 million portion of the line may be used for general business purposes. Mr. Pilaro, the Company's Chairman, is also Chairman of CAP Advisers. CAP Advisers is the sole trustee of the ERSE

Trust. The ERSE Trust owns 100% of LCO, the Company's major shareholder. As of December 28, 2002, the outstanding balance on the line of credit was $4.7 million.

CAP Advisers Center Loan

In April 2003, the Company's Audit Committee and it's Board of Directors approved a term sheet from CAP Advisers for a $2.5 million Center Loan (the "2003 Center Loan") to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and Cap Advisers and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with Cap Advisers having the right to reset the interest rate to 200bps over 1 year LIBOR after giving BriteSmile 30 days notice. A variable fee payment of $25 per procedure performed on the existing 127 Center chairs will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011 which will become payable on the maturity date. On an annualized basis the first $500,000 of variable fees will be applied to the principal such that the $2.5M will be fully repaid over 5 years commencing May 11, 2006. Variable payments in excess of the annual amortization of $500,000 are deemed additional interest to Cap Advisers.

Market for Products and Services

The Company continues to believe that the market for teeth whitening services and products is large and growing. According to a study conducted by Dental Products Report, it is estimated that professionally administered bleaching products and services exceeded $1.3 billion for the year 2000, the last year data is available. Indications are that this number has increased significantly, consistent with a proliferation of products and services available professionally. The retail market for whitening products also continues to grow, including whitening toothpastes, over-the-counter and direct-to-consumer home gel and tray systems, as well as strips.

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

No customer accounted for more than 10% of net sales during Fiscal 2002, Fiscal 2001 or the Transition Period.

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

Numerous manufacturers and individual brands compete in the various product arenas. Recently, a number of companies have entered the LATW arena with products of their own. Some of these companies are also in the professional tray business. A significant development in 2001 was the launch of Crest WhiteStrips, a new methodology for at-home whitening. These strips are sold over-the-counter as well as in dentist's offices. Many competing products have a substantially longer treatment time (weeks or more) than the BriteSmile 1 hour procedure plus preparation time.

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

Contractual Relationships with Centers

A licensed dentist, and a dental hygienist or licensed dental assistant, administer the Company's LATW process at BriteSmile Centers. Regarding the relationship between the Company and such dentists, the dentists generally create a professional corporation (the "PC"), which enters into various agreements with the Company. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administering of the LATW. A Deficit Funding Agreement between the Company and the PC obligates the Company to fund any Center operating losses by lending necessary funds to the PC which are repayable solely from the assets of the PC, and without recourse against any officer, director, or shareholder of the PC. Under a Security Agreement between the Company and the PC, the PC grants to the Company a security interest in all of the PC's accounts, general intangibles, equipment, and fixtures to secure the PC's obligations under the Deficit Funding Agreement. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

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

As of April 7, 2003, over ten U.S. patents have issued to the Company relating to methods of LATW, compositions for use in LATW, an adjustable articulated positioning device, a portable, high power arc lamp system, and a design for a device that provides light to teeth for whitening procedures. Similar patent applications have issued or are pending in various countries including the European Union, Canada, Japan, and Australia.

Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or system to which they relate. Management generally believes that the Company's success depends more on its ability to maintain state-of-the-art technology and to market its products on a price-competitive and value-added basis, than on any legal protection that patents may provide. The Company relies, and will continue to rely, on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees and consultants of the Company are required to enter into confidentiality and/or non-competition agreements to protect the confidential information of the Company. However, there is no assurance that these agreements would be enforceable if they are breached or, if enforced, that they would adequately protect the Company or provide an adequate remedy for the damage that may be caused by such a breach.

The Company owns the rights to the registered trademarks and service marks in the U.S. and in several foreign countries including but not limited to "BriteSmile" (name and logo), "BriteSmile Professional Teeth Whitening Centers," and "BriteSmile Associated Teeth Whitening Center."

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

Employees

As of March 1, 2003, the Company had 123 full-time employees and 14 part-time employees. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTY
The Company leases its 13,746 square foot corporate office facility in Walnut Creek, California. The lease agreement runs through April 2007. This facility is used for administration, Call Center and office space. In July 2001, the Company entered into a lease agreement through July 2003 for a 10,255 square foot facility for warehousing and distribution located in Walnut Creek, California next to its corporate office. The Company is currently negotiating an extension of that lease.

As of the date of this Report, the Company has fourteen Centers operating under lease agreements expiring starting December 2003 through January 2010.

Each Center lease covers prime street-level retail spaces, consisting of approximately 1,800 - 5,200 square feet, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment, all in excellent condition.

During fiscal year 2001 the Company closed three of its less productive Centers. In December 2001, the Company also terminated plans to open a new Center in San Francisco. At present, the Company remains obligated under these leases through 2010, and has sub-leased and/or negotiated termination of the leases.

ITEM 3.           LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California. The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, on July 8, 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933, issued February 5, 2002, and U.S. Patent No.

6,361,320, issued March 26, 2002. On February 28, 2003, the Company amended its existing lawsuit against Discus by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, civil action number 3:C02-CV-03220 JSW, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discuss and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus the Company's trade secrets. The lawsuit alleges further that in, December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief. On March 25, 2003,
Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discuss also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents, and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortuous interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus asks for declarations that its products and processes do not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, that BriteSmile's contracts with dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, lost profits, treble damages and attorneys fees.

Salim Nathoo v. BriteSmile Leasing. On March 6, 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company in the New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money, and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. As of March 31, 2003, counsel for the Company is preparing to answer the complaint.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. On April 23, 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The Company believes that the claims asserted by Smile are entirely without merit and will vigorously defend the lawsuit. The Company has commenced discovery with regard to Smile's claims.


BriteSmile v. Discus Dental, filed in Contra Costa County Superior Court, California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, case no. C02-01611, alleging causes of action for Intentional Interference with Contractual Relationship, Negligent Interference with Contractual Relationship, Violation of Unfair Business Practice Act - Loss Leader, Violation of Unfair Business Practice Act, Trade Libel and Injunctive Relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to the Company's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that the Company will be able to pursue its claims as alleged in the complaint except for the second cause of action alleging Negligent Interference with Contractual Relationship. This case was stayed on March 11, 2003 and will remain stayed until a status conference scheduled for September 2003.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 24, 2002, the Company asked shareholders of approximately 62% of the common stock of the Company to sign written consents to effect a reverse stock split for the Company's common stock, which they did. The result was that fifteen shares of common stock before the effective date of the reverse split would become one share after the effective date. Because more than a majority of the shareholders approved this transaction, a vote of all of the shareholders was not necessary under Utah law. Pursuant to the consents signed by certain shareholders, the split became effective January 27, 2003. The Company paid the costs of soliciting certain shareholders for their consent and for printing and mailing information statements associated therewith.



PART II.


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 7, 2000, the common stock of the Company commenced trading on the NASDAQ National Market System under the symbol "BSML". Prior to its listing on NASDAQ, from 1995 to April 2000, the Company's common stock was listed for trading on the American Stock Exchange (AMEX: BWT). The following table sets forth, for each full quarterly period during Fiscal 2002 and Fiscal 2001, high and low sales price information (adjusted for 15 to 1 reverse split) as reported by NASDAQ or other electronic services, as the case may be.

                                                 High             Low

    Fiscal Year Ended December 28, 2002
    December 28, 2002                         $ 14.100           $  4.500
    September 28, 2002                        $ 31.800           $ 12.000
    June 29, 2002                             $ 89.700           $ 28.650
    March 30, 2002                            $ 93.900           $ 60.000

    Fiscal Year Ended December 29, 2001
    December 29, 2001                         $ 93.750           $ 48.990
    September 29, 2001                        $217.500           $ 78.045
    June 30, 2001                             $180.000           $ 74.070
    March 31, 2001                            $ 93.750           $ 36.570

As of December 28, 2002, there were 298 holders of record of the Company's common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Fiscal Year Ending April 1, 2000

Effective January 12, 2000, the Company sold 5,155 shares of restricted common stock in a private placement to Andrew J. McKelvey for cash proceeds of

$464,000, or $90.00 per share. Mr. McKelvey also acquired certain registration rights with respect to the shares. Bradford Peters, a director of the Company, shares in the economic benefits of any appreciation in the shares acquired by Mr. McKelvey. Mr. Peters also shares with Mr. McKelvey authority to dispose of the shares.

Effective January 12, 2000, the Company sold in a private placement a total of 2,062 shares of restricted common stock to Quota Rabbicco II, Ltd., Argonaut Partnership, L.P., and David E. Gerstenhaber for $186,000 or $90.00 per share. The three purchasers also acquired certain registration rights with respect to the shares.

On January 18, 2000, the Company sold in a private placement 222,222 shares of its restricted common stock, representing 14.2 percent of the Company's total shares then outstanding, for aggregate proceeds of $20 million. The purchase price was $90.00 per share. The shares were issued to three private investors, Pequot Private Equity Fund II, L.P. (111,111 shares), Pequot Partners Fund, L.P. (55,556 shares), and Pequot International Fund, Inc. (55,555 shares)(collectively, the "Pequot Investors"). Pursuant to a Registration Rights Agreement entered into with the Company, the Pequot Investors acquired both demand and piggyback registration rights to cause the Company to register their shares for offer and sale under the 1933 Act. Pursuant to a Voting and Co-Sale Agreement entered into between the Company, the Pequot Investors, and LCO, the Company granted to the Pequot Investors the right to designate one person to be appointed to the Board of Directors of the Company, and to be nominated for election as a director in any shareholders meeting at which directors are elected. The Pequot Investors appointed Mr. Gerald Poch to serve as their designee on the Company's Board of Directors.

Transition Period Ended December 30, 2000

On June 29 and August 3, 2000, the Company sold to eleven investors (the "Note Investors") in a private placement its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount of $20 million.

Initially, the August 2000 Notes were convertible into shares of the Company's restricted common stock at a per share conversion price of $92.70, which was 120% of the average of the closing bid price of the common stock during the ten-day trading period immediately prior to June 27, 2000, the date the transaction documents were signed. The Company also issued to the Investors, pro rata, warrants (the "Warrants") for the purchase a total of 107,875 shares of common stock, which have a term of five years and initially had an exercise price of $108.15 per share. The fair value of the Warrants issued of $2.1 million was recorded as a discount against the August 2000 Notes and was being amortized over the life of the August 2000 Notes to interest expense.

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

On December 5, 2000, the Company sold to LCO in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5 million. This December 2000 Note, together with accrued interest of $132,644, was converted into 68,435 shares of restricted common stock of the Company on April 10, 2001, at a conversion price of $75.00 per share. In conjunction with the issuance of the December 2000 Note, LCO was granted warrants for 16,667 shares at $75.00 per share. The fair value of the warrants issued of $253,000 was recorded as a discount against the December 2000 Note and is being amortized over the life of the December 2000 Note to interest expense. The unamortized fair value of the warrants was recorded as additional interest expense upon conversion of the Note. All 16,667 warrants granted in connection with the December 2000 Note Offering remain outstanding and unexercised.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $75.00 per share. Additionally, the fair value of the Warrants was adjusted to $2.3 million based upon the change in conversion price and the discount of the August 2000 Notes was adjusted accordingly. The new fair value of the Warrants was amortized on a straight-line basis over the life of the August 2000 Notes to interest expense.

In December 2000, LCO, the Company's principal shareholder, and John Reed, the Company's Chief Executive Officer, converted $5.6 million of their August 2000 Notes, together with accrued interest, into an aggregate of 74,822 shares of common stock. This conversion was effected at the $75.00 conversion price.

Subsequently, effective December 14, 2000, other Note Investors agreed with the Company to convert an aggregate of $13,642,000 in principal amount of their August 2000 Notes, together with accrued interest, into 237,904 shares of common stock at an amended conversion price of $57.938 per share.

Of the original principal amount of $20 million of the August 2000 Notes, $800,000 in principal amount remains outstanding at December 28, 2002.

Of the original Warrants issued in the August 2000 Note offering, all 100,421 warrants remain outstanding and unexercised.

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

Fiscal Year Ended December 29, 2001

On April 30, 2001, the Company completed a private offering (the "Offering") of its restricted common stock, par value $0.001 per share ("common stock"). The Offering involved sales of a total of 358,095 Shares to 17 accredited investors and their affiliated funds (the "April 2001 Investors"). None of the April 2001 Investors were affiliated with the Company before the completion of the Offering. The Company sold the Shares for $78.75 per share, yielding gross proceeds to the Company of $28.2 million.

In connection with the Offering, the Company paid the Placement Agent five percent of the gross proceeds of the Offering, or $1,410,000, and issued to the Placement Agent warrants to purchase a total of 35,810 shares of restricted common stock for a per share purchase price of $78.75. The warrants have a five-year term. The fees paid to the Placement Agent and the fair value of the warrants of $704,000 were netted against the Offering proceeds. To date, the Placement Agent has exercised warrants to purchase 28,603 shares of common stock.

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

Fiscal Year Ended December 28, 2002

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes"). The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms.

As of December 28, 2002, $800,000 of the original August 2000 Notes remain outstanding. As a result of the issuance of the November 2002 Notes described above, the conversion price of these original August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $6.00 per share. The unamortized discount on these notes is $51,000 as of December 28, 2002 and is being amortized over the life of the notes to interest expense.

Stock Options

Since March 31, 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company's 1997 Stock Option and Incentive Plan (the "1997 Plan"). As of December 28, 2002, options for 52,031 shares of common stock have been exercised, 313,794 have been forfeited and 271,936 remain outstanding and unexercised. Additional options for 110,222 shares have been granted to certain vendors, consultants and employee outside the 1997 Plan, and 47,733 shares remain outstanding and unexercised as of the date of this Report. Such vendors and consultants outside the 1997 Plan have exercised options for 38,955 shares. The exercise price of the options granted during that period ranges from $4.95 to $206.25 per share. Most of the options vest and become exercisable in increments over time.

In September 2002, the Company completed a voluntary stock option exchange offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options in exchange for an equal number of new options granted on March 24, 2003, that date which was six months and one day following the date on which the Company canceled the old options. As a result of this program, 150,134 options were canceled. Effective March 24, 2003, the Company granted to the employee participants in the exchange program new options under the 1997 Plan for 150,134 aggregate shares, at an exercise price of $10.77 per share, the fair market value of the Company's common stock on that date.

The Company has registered with the SEC, on Form S-8, up to 466,667 shares of common stock subject to stock options which have been or may in the future be granted under the Company's 1997 Plan, and up to 45,000 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. The Company intends to register with the SEC on Form S-8 such additional shares of common stock as will be necessary to cover all 500,000 option shares presently authorized to be issued under the Company's 1997 Plan.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company's consolidated statements of earnings and consolidated balance sheets for the periods indicated are derived from the consolidated financial statements of the Company. The Statement of Operations data for the year ended December 30, 2000 is derived from unaudited financial statements. The data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the audited consolidated financial statements and related notes thereto.

                                                 Dec 28,           Dec 29,            Dec 30,           April 1,       March 31,
                                                  2002              2001               2000              2000            1999
                                                  ----              ----               ----              ----            ----

                                                                       (in thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents                        $ 3,527           $ 7,162            $ 5,701          $10,969       $  6,200
Working capital/(deficit)                         (3,584)            1,357             (4,808)          10,869          3,498
Current assets                                     8,582            14,771             13,257           15,018          7,780
Total assets                                      31,099            39,847             30,131           32,390         10,432
Long-term obligations, less current maturities    13,332             4,120              1,727              122              -
Shareholders' equity                               3,799            20,556              9,519           28,119          6,060

                                                                               9-month
                                                                              Transition
                                                                             Period Ended

                                                  Year Ended    Year Ended                  Year Ended     Year Ended  Year Ended
                                                   Dec.28,       Dec.29,       Dec. 30,          Dec 30,    April 1,    March 31
                                                     2002          2001          2000           2000          2000        1999
                                                     ----          ----          ----           ----          ----        ----

Consolidated Statement of Operations data:                                (in thousands, except per share data)

Center whitening fees, net                           $   12,738   $   14,333     $    9,315    $   11,295   $    5,838    $     46
Associated center whitening fees, net                    22,460       24,048          5,766         6,994        1,970           -
Product sales                                             4,125        4,849          1,223         1,362          236         501
                                               ------------------------------------------------------------------------------------
Net Sales                                                39,323       43,230         16,304        19,651        8,044         547

Operating and occupancy costs                            14,671       16,744          9,462        16,580       13,849         946
Selling, general and administrative                      34,480       43,492         30,556        32,753       14,498       4,627
Research and development                                    923        1,849          1,811         2,280        1,748       3,201
Depreciation and amortization                             6,099        4,715          3,830         4,513        1,457         123
Restructuring expense                                       304          879            778           950          472       1,030
Impairment charges                                            -        1,217          1,254         1,254            -       2,525
Loss on sale/leaseback                                        -            -          7,138         7,138            -           -
                                               ------------------------------------------------------------------------------------

Total operating expenses                                 56,477       68,896         54,829        65,468       32,024      12,452
                                               ------------------------------------------------------------------------------------

Loss from operations                                    (17,154)     (25,666)       (38,525)      (45,817)     (23,980)    (11,905)

Other income (expense), net                              (1,537)        (776)        (5,961)       (5,766)         475         138
                                               ------------------------------------------------------------------------------------

Loss before income tax provision                        (18,691)     (26,442)       (44,486)      (51,583)     (23,505)    (11,767)
Provision for income taxes                                   80           57             26            37           11           -
                                               ------------------------------------------------------------------------------------

Net Loss, before cumulative effect of
change in accounting principle                       $  (18,771)  $  (26,499)    $  (44,512)   $  (51,620)  $  (23,516)   $(11,767)
Cumulative effect of change in accounting
principle                                                     -            -           (272)         (272)           -           -
                                               ------------------------------------------------------------------------------------

Net Loss                                             $  (18,771)  $  (26,499)    $  (44,784)   $  (51,892)  $  (23,516)   $(11,767)
                                               ====================================================================================
INCREASED VALUE OF WARRANTS                                 307
                                                                           -                                         -           -
                                               ====================================================================================
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                         $  (19,078)  $  (26,499)    $  (44,784)   $  (51,892)  $  (23,516)   $(11,767)
                                               ====================================================================================

Basic and Diluted Net Loss per Share:
Before cumulative effect of change in                $    (7.86)  $   (11.85)    $   (27.26)   $   (31.89)  $   (17.64)   $ (16.96)
accounting principle
                                               ====================================================================================
Cumulative effect of change in accounting                     -            -     $    (0.17)   $    (0.17)           -           -
principle
                                               ====================================================================================
Basic and diluted net loss per share                 $    (7.86)  $   (11.85)    $   (27.43)   $   (32.06)  $   (17.64)   $ (16.96)
                                               ====================================================================================

Weighted average shares outstanding-diluted
                                                      2,427,412    2,236,688      1,632,912     1,618,791    1,333,053     693,948
                                               ====================================================================================

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

Critical Accounting Policies And Estimates

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

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Revenue is subsequently recognized over the period that the whitening procedures, which can be performed via the key cards and access codes, are performed, currently estimated at 30 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

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

Property, Equipment and Improvements - Carrying Value Near Recoverability
Estimate

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. Management determined that impairment indicators did exist in Fiscal 2001 based upon continued operating losses and negative cash flow. As a result, BriteSmile recorded an impairment charge of $1.2 million. No impairment charge was recorded during Fiscal 2002.

Store Closures

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

Legal Contingencies

BriteSmile is currently a party to certain legal action. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel handling BriteSmile's representation in these matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Results of Operations

The following are explanations of significant period-to-date changes for Fiscal 2002 compared to Fiscal 2001:

Revenues

Total Revenues, net. Total revenues, net decreased by $3.9 million, or 9.0%, to $39.3 million for Fiscal 2002, from $43.2 million for Fiscal 2001.

Center Whitening Fees, net. Center whitening fees, net decreased by $1.6 million or 11.2%, to $12.7 million for Fiscal 2002, from $14.3 million for Fiscal 2001. This was attributable to an 8.8% decrease in comparable store procedures. The number of procedures performed in the Centers decreased 10.7% to 28,699 procedures for Fiscal 2002, compared to 32,136 Center procedures in Fiscal 2001.

Associated Center Whitening Fees, net. Associated Center whitening fees, net decreased by $1.6 million, or 6.6%, to $22.5 million for Fiscal 2002, from $24.1 million for Fiscal 2001. This decrease was primarily due to the decrease in procedures in Domestic Associated Centers. The decrease in revenue was partially offset by an increase in International Associated Center procedures and revenues. The number of procedures sold to both domestic and international Associated Centers increased 6.8% to 127,450 procedures in Fiscal 2002 compared to 119,380 procedures in Fiscal 2001. The Company pays third party distributors in connection with sales of procedures to international associated centers. For that reason, international revenue is less than domestic revenue.

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

The Company continues to execute its strategic plan of expanding distribution into the professional dental practice channel through its Associated Centers. The Company opened 586 new associated centers, net of terminations in Fiscal 2002. Additionally, the Company anticipates opening additional Associated Centers in domestic and international locations over the next twelve months. There can be no guarantee that the Company will be successful in executing its business plan.

Product Sales. Product sales decreased by $700,000, or 14.6%, to $4.1 million for Fiscal 2002, from $4.8 million for Fiscal 2001. Product sales represent the Company's toothpaste, mouthwash, whitening gum and Sonicare toothbrush products sold at Centers, Associated Centers, and through its website. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's Internet website.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs decreased as a percentage of sales to 37% for a total of $14.7 million for Fiscal 2002, from 39% for a total of $16.7 million for Fiscal 2001. This decrease as a percentage of sales is a reflection of lower sales and other reduced operating expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 88% for Fiscal 2002 compared to 101% in Fiscal 2001. In dollar terms, total selling, general and administrative expenses decreased $9.0 million to $34.5 million for Fiscal 2002 compared to $43.5 million for Fiscal 2001. This decrease was primarily attributable to the expense restructuring that was initiated at the start of the fourth quarter of 2001. Offset by $265,000 in stock option compensation expense, discussed in Note 10. The Company was able to streamline its field personnel, which resulted in lower corporate overhead expenses.

Research and Development Expenses. Research and development expenses decreased as both a percentage of sales and in dollar terms to $923,000, or 2% of sales, for Fiscal 2002, compared to $1.8 million or 4% of sales, in Fiscal 2001. Research and development costs incurred during Fiscal 2002 represent expenses related to safety and efficacy studies along with various other research studies to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased as a percentage of sales to 16%, or $6.1 million for Fiscal 2002 compared to 11% of sales, or $4.7 million in Fiscal 2001. This percentage increase, as well as, the increase in total depreciation dollars is due to the greater number of BS3000 and BS3000PB systems deployed in the Associated Centers.

Restructuring Expense. In Fiscal 2002, the Company revised its estimate of the Restructuring expense and took a charge of $304,000. Restructuring expense for Fiscal 2001 was $879,000. In December 2001, the Company's Board of Directors and management decided to terminate the construction of a Center in San Francisco, California as a result of the economic downturn and the concentrated effect of the failure of numerous "Dot-Com" businesses in Northern California. As a result of the Company's decision to cease construction on this Center, the Company reserved $987,000 for lease liability obligations. This amount was offset by a reduction of the Fiscal 2000 restructuring liability of $108,000.

Impairment Charge. The Company recognized no impairment charge in Fiscal 2002. In Fiscal 2001, the Company recognized a $1.2 million non-cash charge for impairment of assets related to the aborted construction of the San Francisco Center, as leasehold improvements were not deemed recoverable. See Restructuring Expense above.

Interest Expense. Interest expense increased $520,000 to $1.6 million for Fiscal 2002 from $1.1 million for Fiscal 2001. The increase is due to an increase in expense related to the issuance of warrants as well as an increase in borrowing.

Interest Income. Interest income decreased $241,000 to $66,000 in Fiscal 2002 from $307,000 in Fiscal 2001, as a result of lower average cash balances.

The following are explanations of significant period-to-date changes for Fiscal 2001 and the Company's 52 weeks ended December 30, 2000 ("Fiscal 2000"):

Revenues

Total Revenues, net. Total revenues, net increased by $23.5 million, or 119%, to $43.2 million for Fiscal 2001, from $19.7 million for Fiscal 2000.

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

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $17.0 million, or 243%, to $24.0 million for Fiscal 2001, from $7.0 million for Fiscal 2000. This increase was primarily due to the operation of 3,959 Associated Centers at the end of Fiscal 2001 compared to just 1,155 Associated Centers that were in operation at the end of Fiscal 2000. Of the 3,959 Associated Centers in operation at December 29, 2001, 652 were international locations. The number of procedures sold to the Associated Centers increased 224% to 119,380 procedures in Fiscal 2001 compared to 36,856 procedures in Fiscal 2000.

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

Product Sales. Product sales increased by $3.4 million, or 243%, to $4.8 million for Fiscal 2001, from $1.4 million for Fiscal 2000. Product sales represent the Company's toothpaste, mouthwash, whitening gum and Sonicare toothbrush products sold at Centers, Associated Centers, and through its website. Product sales are expected to increase during the next twelve months as a result of the introduction of additional oral care products to be sold at Centers, Associated Centers, and through the Company's Internet website.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs decreased as a percentage of sales to 39% for a total of $16.7 million for Fiscal 2001, from 82% for a total of $16.6 million for Fiscal 2000. This decrease as a percentage of sales is a reflection of the lower fixed cost structure of the Associated Center sales channel and the fact that the cost structure for the 14 Centers is essentially fixed. Also, in the first quarter of Fiscal 2001, the Company closed three under performing Centers. The total operating and occupancy costs of these three closed Centers was $260,000 for the period they were open in Fiscal 2001, compared to total operating and occupancy costs of $1.8 million for the same three Centers in Fiscal 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 101% for Fiscal 2001 compared to 163% in Fiscal 2000. In dollar terms, total selling, general and administrative expenses increased $10.7 million to $43.5 million for Fiscal 2001 compared to $32.8 million for Fiscal 2000. This increase was primarily attributable to increased expenses to support the Company's extensive growth in Fiscal 2001, including: (i) salaries and benefits and (ii) sales, training, marketing and advertising activities. As a result of catching up on the backlog of new customers which required higher than originally expected field personnel costs, at the start of the fourth quarter of 2001 the Company was able to streamline its field personnel which will result in lower costs in the future, as well as reductions in corporate overhead expenses.

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

Restructuring Expense. Restructuring expense was $879,000 for Fiscal 2001 compared to $950,000 for Fiscal 2000. In Fiscal 2000, the Company's Board of Directors and management decided to close its Centers in Pasadena, CA, Ft. Lauderdale, FL and Coral Gables, FL due to underperformance. The Company took an initial impairment charge of $950,000. In December 2001, the Company's Board of Directors and management decided to terminate the construction of a Center in San Francisco, California as a result of the pending recession and the concentrated effect of the failure of numerous "Dot-Com" businesses in Northern California. As a result of the Company's decision to cease construction on this Center, the Company reserved $987,000 for lease liability obligations. This amount was offset by a reduction of the Fiscal 2000 restructuring liability of $108,000.

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

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt At December 28, 2002, the Company had $3.5 million of cash and cash equivalents. The Company anticipates signing contracts for additional Associated Centers during the next twelve months. This expansion is contingent upon several factors, including available cash resources and acceptance by consumers and Associated Center dentists of the Company's LATW services. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to satisfy other general corporate expenses. In particular, the Company plans to use its cash to finance its marketing strategy.

During the first quarter of 2002, the Company obtained a $2.5 million line of credit from CAP Advisers, and $4 million in shortfall guarantees. As amended in March 2002, July 2002 and January 2003, the line of credit was increased to $6.5 million. See "CAP Advisers Line of Credit," and "Additional Working Capital Guarantees" below. The Company also amended its EVL Lease Agreement to defer payment of monthly rental on LATW devices to year 2004. See "EVL Lease Line Amendment" below.


CAP Advisers Line of Credit

In December 2001, as amended in March 2002, July 2002 and January 2003, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $6.5 million line of credit facility of which, $1.5 million is for the purchase of capital equipment. As of December 28, 2002, $4.7 million has been drawn on the line.

EVL Lease Amendment

The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount, plus a "variable rent" payment in the amount of $125 for each key card or access code sold to an Associated Center where EVL is the lessor of the LATW device. Of the 4,636 LATW devices in operation at Associated Centers at December 28, 2002, 3,000 of such devices were leased to the Company by EVL. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures resulting in variable rent of $25 per procedure.

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments during 2002, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount at a rate equal to LIBOR, as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. A total of $2.1 million has been deferred for the Fiscal 2002.

In September 2002 and January 2003, the Company and EVL amended their lease agreement to provide that all variable rent payments during both 2002 and 2003, in the amount of $25 for each BriteSmile procedure, will be deferred and paid to EVL on January 1, 2004, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points. All such interest that accrued from March 12, 2002 to January 8, 2003 on account of the Total Deferred 2002 Variable Rent was paid on January 9, 2003. Thereafter such accrued interest on account of Total Deferred 2002 Variable Rent will continue to be payable on the 9th day of each month through December 9, 2003 and on January 1, 2004. All such interest that accrues on account of Total Deferred 2003 Variable Rent will be paid on the 9th day of each month commencing April 9, 2003 through December 9, 2003 and on January 1, 2004. In the event the Company is unable to meet its obligation to EVL on January 1, 2004, EVL has agreed to renegotiate a new repayment schedule, which would be mutually acceptable to both parties.


Additional Working Capital Guarantees

In March 2002 the Company received Commitment Letters from the Guarantors to severally purchase, on or before December 31, 2002, up to $4 million of additional shares of common stock of the Company (or to otherwise secure, collateralize, or make available such funds to the Company). In consideration for the Guarantors' commitment, the Company issued to the Guarantors five-year warrants to purchase an aggregate of 5,333 shares of common stock of the Company at an exercise price of $70.50 per share.

Pursuant to the Commitment Letters, on November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes"). The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors, who purchased the November 2002 Notes, both affiliates of the Company, are:

LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms. Accordingly, as of December 28, 2002, the Company had received $3.5 of the total $4.0 million committed pursuant to the Commitment Letters.


To date, the Company has yet to achieve profitability. The Company does not expect to be profitable in 2003. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company also has developed a contingency plan in anticipation of prolonged negative business impact resulting from the War in Iraq.

To date, the Company's principal sources of liquidity have been proceeds from issuance of common stock and debt. At December 28, 2002, the Company had $3.5 million in cash and borrowing capacity under lines of credit totaling $300,000.

Additionally, as discussed below, subsequent to December 28, 2002, the Company obtained the following borrowing availability:

      o $500,000 convertible notes under the same terms as the November 2002 Notes described in Note 9.
      o   $1.5 million increase in the Credit Agreements with CAP Advisers.  The increase is for the international revenue generating initiatives.
      o   $2.5 million Center Loan with CAP Advisers.  This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million).

The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations through the end of 2003.




                                                                         Payments Due By Period

     Contractual Obligations                  Total      Less Than 1 Year     1-3 Years     4-5 Years        After 5 Years
     Long-Term Debt                          12,696             500             7,450          4,746                 -
     Capital Lease Obligations                2,986             956             1,800            230                 -
     Operating Leases                        12,921           2,921             4,497          3,242             2,261
     Lease Obligation  for Closed Centers     1,236             197               410            349               280
                                              -----             ---               ---            ---               ---
     Total Contractual Cash Obligations      29,839           4,574            14,157          8,567             2,541

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

For Fiscal 2002, we had a net loss of $19.1 million, for Fiscal 2001, we had a net loss of $26.5 million and for the Transition Period ended December 30, 2000 we had a net loss of $44.8 million. As of December 28, 2002, our accumulated deficit was $135.3 million. Our ability to reach and sustain profitability will depend, in part, upon the successful marketing of our existing services and products and the successful and timely introduction of new services and products. We anticipate that net losses will continue for the foreseeable future. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive substantially all of our revenues from our LATW procedures, a relatively new teeth-whitening concept for consumers. We also market BriteSmile brand toothpaste, electric toothbrushes, mouthwash, chewing gum and post-whitening procedure touchup kits through our Centers and Associated Centers. Our success will depend in large part on our ability to successfully encourage consumers, dentists and dental office employees to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company's LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

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

Our growth strategy includes investment in and expansion of Associated Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds are needed in the future for continued expansion. We cannot assure that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Associated Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

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

Our success depends to a large degree on our ability to provide our affiliated dentists with our LATW systems, and a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April, 2001, the Company's LATW systems are manufactured by Peak Industries, Longmont, Colorado, pursuant to an agreement between the Company and Peak. We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that we have good relationships with our suppliers and our manufacturer, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more key vendors on a timely basis and on acceptable commercial terms, our results of operations could be seriously harmed.

We need to successfully manage our growth in order for the addition of any new Associated Centers to be profitable.

Even though we have grown in the past two years in terms of numbers of Centers and Associated Centers opened and in operation, we may not be able to achieve profitable operations at the Centers. We currently have 14 Centers in operation. Our future growth primarily depends upon expansion of the number of our Associated Centers. We cannot assure that we will be successful in expanding the number of Associated Centers, or that such Associated Centers will achieve sales levels satisfactory to us.

BriteSmile has certain debt.

BriteSmile has $15.3 million of debt outstanding as of December 28, 2002. The degree to which BriteSmile is leveraged could have important consequences to the shareholders, including the following:

o BriteSmile's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

o BriteSmile must pay interest on its debt, leaving less funds for other purposes;

o BriteSmile may be at a competitive disadvantage to its less leveraged competitors; and

o BriteSmile may be more vulnerable to a downturn in general economic conditions.

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


The Company has an expansive and growing portfolio of patents to protect its intellectual property rights. In 2002, a number of patents relating to the LATW systems were granted, including patents covering the methods of whitening comprising of a bleaching composition exposed to light to accelerate whitening, which has been asserted in a patent lawsuit against a major competitor. The Company also has a number of patent applications related to the composition of our whitening gel, tissue isolation useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. In addition, we have ongoing research and development efforts to expand and improve our current technology, and to develop new teeth whitening compositions and light devices. Although the Company intends to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or systems to which they relate.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

NAME                     AGE     CURRENT POSITION(S) (1) (2)
----                     ---     ---------------------------

John Reed                61      Chief Executive Officer and Director
Bruce Fleming            45      President and Director
Paul Dawson              48      Chief Executive Officer of BriteSmile
                                 International Limited, a subsidiary of the
                                 Company
Derek Correia            34      Executive Vice President, Marketing
John Dong                49      Executive Vice President, Chief Financial
                                 Officer and Secretary

Stephen Miller           56      Executive Vice-President, Manufacturing and
                                 Distribution
Anthony M. Pilaro        67      Chairman of the Board
R. Eric Montgomery       47      Director
Peter Schechter          43      Director
Bradford G. Peters       35      Director
L. Tim Pierce            51      Director
Harry Thompson           72      Director
Gerald Poch              56      Director
Dr. Gasper Lazzara, Jr.  59      Director


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

Bruce Fleming

Mr. Fleming was named President and a director of the Company in June 2002. Prior to joining the Company, Mr. Fleming served as Senior Vice President Global Head of OTC for Novartis Consumer Healthcare, Inc. From 1981 through January 2001, Mr. Fleming worked with Johnson & Johnson in several capacities, including Worldwide Vice President over Consumer Oral and Wound Care Franchises for Johnson & Johnson Consumer Products Companies (November 1995 to October 1998), Worldwide Vice President - Wound Care for Johnson & Johnson Consumer Products Companies (October 1998 through April 1999), and Worldwide Vice President over Consumer Sector Business Development for Johnson & Johnson Consumer Companies, Inc. (April 1999 to January 2001). Mr. Fleming received a Master's Degree in Public and Private Management from the Yale School of Organization and Management in 1985, and an AB Degree from Harvard College in 1979.

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


John Dong

Mr. Dong joined the Company as acting Chief Financial Officer in September 2002 and was appointed Chief Financial Officer and Executive Vice President on December 11, 2003. For 12 of the past 15 years prior to joining BriteSmile,

Mr. Dong founded and grew a consulting firm specializing in acquisitions; turnarounds, IPO's and divestitures. Mr. Dong's extensive experience includes financial services, as well as broad knowledge of high tech development firms, venture capital, and high tech franchising. Prior to starting his consulting firm, Mr. Dong spent 7 years as a senior internal consultant with Wells Fargo Bank and led the IPO effort for San Francisco Federal Savings. Most recently he was the Chief Financial Officer and a Board Member of DV Capital, a diversified Venture Capital firm. Mr. Dong graduated form the University of California at Berkeley with a Bachelors Degree in Accounting and Finance. Mr. Dong also holds an MBA and earned his CPA credentials with Coopers & Lybrand, Int'l.


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

Stephen Miller

In October 2000, Stephen Miller was appointed Executive Vice President, Manufacturing and Distribution. Prior to joining BriteSmile in May 1999 as its Executive Vice President, Real Estate and Construction, Mr. Miller was for 11 years Vice President of Facility Development for DFS. While at DFS, Mr. Miller was responsible for the development of the flagship retail gallerias, high-end boutiques, duty free stores and entertainment complexes in the U.S., Oceania and the Pacific. Prior to DFS, Mr. Miller was Senior Vice President of Commercial and Industrial Development for Castle and Cooke, Inc. where for 17 years he was responsible for commercial, industrial and retail development for Hawaii's second largest private landowner.

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

L. Tim Pierce

Mr. Pierce was appointed a director in February 2003. Mr. Pierce is currently serving as an Executive Vice President and the Chief Financial Officer and Corporate Secretary of SBI and Company in Salt Lake City, Utah. He joined SBI and Company in April 1998. Mr. Pierce worked for Mrs. Fields' Original Cookies, Inc., Salt Lake City, Utah, from 1988 through 1998, where he served most recently as Mrs. Fields' Senior Vice President, Chief Financial Officer, and Corporate Secretary. For twelve years from 1976 to 1988, Mr. Pierce served as an auditor with Price Waterhouse in New York City, Salt Lake City and Newport Beach, California, and with Deloitte & Touche in Salt Lake City. Mr. Pierce is a CPA. He received his Bachelor of Science in Accounting from Brigham Young University, Provo, Utah. Mr. Pierce is a former director of Mountain America Credit Union, a former director of various Mrs. Fields' entities, and is currently a director of Lante Corporation and Scient Japan. Mr. Pierce is a member of the American Institute of Certified Public Accountants, and the Utah Association of Certified Public Accountants. Mr. Pierce is considered by the Company to be an audit committee financial expert.

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

Gerald Poch

Mr. Poch has served as a director of the Company since May 2000. He has served as Managing Director of Pequot Capital Management, Inc., a venture capital fund management company, since January 2000. From August 1998 through January 2000, he was a principal of Pequot Capital Management. From August 1996 to June 1998 he was the Chairman, President and Chief Executive Officer of GE Capital Information Technology Solutions, Inc., a technology solutions provider. Prior to that, he was a founder, and served as Co-Chairman and Co-President, of AmeriData Technologies, Inc., a value-added reseller and systems integrator of hardware and software systems. Mr. Poch is also a director of Andrew Corporation, a public company. In addition, Mr. Poch is a director of a number of private companies.


Dr. Gasper Lazzara, Jr.

Dr. Gasper Lazzara, Jr. has served as a director of the Company since 2000. He served as Chairman of the Board and a director of the Orthodontic Centers of America, Inc. ("OCA") since its inception in July 1994 through September 1998. He has served as Co-Chief Executive Officer of Orthodontic Centers since September 1998, and he served as Chief Executive Officer of OCA from July 1994 to September 1998. Dr. Lazzara also served as President of OCA from July 1994 to June 1997. From 1989 to 1994, Dr. Lazzara served as President or Managing Partner of certain predecessor entities of OCA. He is a licensed orthodontist and, prior to founding OCA, maintained a private orthodontic practice for over 25 years. He is a member of the American Association of Orthodontists and is a Diplomat of the American Board of Orthodontists.

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

Based solely upon its review of the copies of such forms furnished to it during the fiscal year ended December 28, 2002, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows:

       Form 3 report of CAP Charitable Foundation filed December 20, 2002 to report a transaction dated April 16, 2002.

       Form 3 report of CAP Charitable Foundation filed December 20, 2002, to report a transaction dated October 9, 2002.

       Form 4 report of LCO Investments Limited filed December 23, 2002, to report a transaction dated October 9, 2002.

       Form 4 report of Paul Dawson filed September 25, 2002, to report a transaction dated September 20, 2002.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the fiscal year ended December 28, 2002, that has not been filed with the Securities and Exchange Commission.

ITEM 11.          EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during the nine-month transition period ended December 30, 2000 (the "Transition Period"), the fiscal year ended December 29, 2001 ("Fiscal 2001"), and the fiscal year ended December 28, 2002 ("Fiscal 2002") to John Reed, the Company's Chief Executive Officer, and to the Company's four most highly compensated executive officers during Fiscal 2002.

                           Summary Compensation Table

                                                                                           Long Term
                                                                                          Compensation
                                                                                     ------------------------
                                                                   Annual
                                                               Compensation                  Awards
                                                             -------------------     ------------------------

                                                                                            Securities
                                                                                            Underlying
Name and                                                                                     Options/
Principal Position                   Period                     Salary ($)                    SARs (#)
-----------------------        -----------------------        ------------------     ------------------------
John Reed, CEO                     Fiscal 2002                  $ 225,000                      0
                                   Fiscal 2001                    252,600                      0
                                   Transition Period              125,000                      0

Paul Dawson                        Fiscal 2002                  $ 191,667                      0
CEO, BriteSmile                    Fiscal 2001                  $ 210,000                      0
International, Ltd.                Transition Period              133,333                      0

Bruce Fleming                      Fiscal 2002                  $ 175,000                      0
President
Officer
Derek Correia                      Fiscal 2002                  $ 400,079                      0
ExecutiveVP, Marketing             Fiscal 2001                     96,726                      0

Stephen Miller                     Fiscal 2002                  $ 150,000                      0
Executive VP,                      Fiscal 2001                    231,789                      0
Manufacturing and                  Transition Period              143,750                      0
Distribution

The following table lists individual grants of stock options made during the Company's last completed fiscal year as compensation for services rendered as an officer of the Company:


                      OPTION/SAR GRANTS IN FISCAL YEAR 2002


                                                                                        Potential Realizable Value at Assumed
                                                                                             Annual Rates of Stock Price
                                                                                            Appreciation for Option Term
                                                  Individual Grants
                       --------------------------------------------------------------   ----------------------------------------
                           Number of      % of Total
                           Securities     Options/SARs
                           Underlying      Granted to     Exercise or
                          Options/SARs    Employees in     Base Price     Expiration
Name                       Granted (#)       FY 2002       ($/Share)         Date           5%                  10%
---------------------  ----------------------------------------------------------------------------------------------------
John L. Reed                     0              0              N/A            N/A           N/A                 N/A
Paul Dawson                      0              0              N/A            N/A           N/A                 N/A

Bruce Fleming                 66,667           53             58.50         05/31/12         0                   0
Steve Miller                     0              0              N/A            N/A           N/A                 N/A
Derek Correria                 3,333            3             70.50         03/01/12         0                   0


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND DECEMBER 28, 2002 OPTION VALUES

                                                                            Number of Securities
                                                                           Underlying Unexercised       Value of Unexercised
                                      Shares                                     Options at           In the Money Options at
                                    Acquired on             Value          December 28, 2002 (1)       December 28, 2002 (1)
Name                               Exercise (#)         Realized ($)     Exercisable/Unexercisable   Exercisable/Unexercisable
----                               ------------         ------------     -------------------------   -------------------------

John L. Reed (2)                         0                    0                36,667 /13,333                  $0/$0

Paul Dawson (2)                          0                    0                     0/0                        $0/$0

                                                                                                               $0/$0

Bruce Fleming                            0                    0                13,333/53,334                   $0/$0

Steve Miller (2)                         0                    0                 8,667/4,666                    $0/$0

Derek Correria (2)                       0                    0                     0/0                        $0/$0

        (1) Potential unrealized value is calculated as the fair market value at December 28, 2002 ($5.40 per share), less the option exercise \price, times the number of shares.

        (2) With respect to Messrs. Reed, Dawson, Miller and Correria, does not include an aggregate of 52,333 options voluntarily cancelled in September 2002, which have been regranted in March 2003 ($10.77 per share) in connection with the Company's re-pricing program.


Compensation of Directors

Outside directors of the Company (non-employees) receive options to purchase 1,333 shares of common stock per year for each year during which they serve as a director. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed.

Employment Contracts and Termination of Employment Arrangements

Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

John Reed

Pursuant to a letter agreement between the Company and John Reed dated January 20, 1999, Mr. Reed agreed to serve as Chief Executive Officer of the Company. The agreement provides that the Company will pay Mr. Reed $250,000 a year for his services. Mr. Reed also received options to purchase 50,000 shares of the Company's common stock at the closing price on the date of the agreement, of which 43,333 have vested as of March 24, 2003. Mr. Reed's employment began in June 1999. On March 24, 2000, Mr. Reed was granted options to purchase 16,667 shares of the Company's common stock at the closing price on that date, of which 10,000 vested as of March 24, 2003.

Bruce Fleming

The Company entered into an employment agreement with Bruce Fleming on May 31, 2002. Under the terms of the agreement, Mr. Fleming has served as President of the Company. The Company pays Mr. Fleming an annual base salary of $350,000. In addition, Mr. Fleming is eligible for incentive bonuses if certain targets are met. In addition, Mr. Fleming received options to purchase 66,667 shares of the Company's common stock. Options to purchase 13,333 shares vested on the date of the agreement; the remaining 53,334 options vest in equal installments over five years.

Paul Dawson

BriteSmile International, Ltd. entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson has served as Chief Executive Officer of BriteSmile International, a wholly-owned subsidiary of the Company. The Company pays Mr. Dawson $16,666 per month for his services. Mr. Dawson is eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated international area. The bonus will be paid in cash and Common Stock of the Company. In addition, Mr. Dawson received options to purchase 20,000 shares of the Company's common stock at the closing price on the date of the agreement. Options to purchase 6,667 shares vested on the date of the agreement. The remaining 13,333 options vest in equal installments over five years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 12, 2003 regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock (the only class of stock of the Company); (ii) each director, the Chief Executive Officer, and the four highest paid executives of the Company other than the CEO, and
(iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                               Number of Shares       Percent of
                                                Beneficially         Outstanding
       Name and Address                           Owned (1)            Shares(2)

                               Executive Officers and Directors


       Paul Dawson                                   15,160                *
       36 Fitzwilliam Place
       Dublin 2, Ireland

       John Dong                                      2,667  (3)           *
       490 North Wiget Lane
       Walnut Creek, California 94598

       Dr. Gasper Lazzara, Jr.                       38,609  (4)          1.6%
       5000 Sawgrass Village Circle, Suite 28
       Ponte Verda Beach, Florida 32082

       R. Eric Montgomery                            33,279  (5)          1.4%
       29 Fairview Road
       P. O. Box 487
       Monterey, Massachusetts 01245


       Bradford Peters                              333,376  (6)         12.6%
       Blackfin Capital, LLC
       622 Third Avenue, 38th Floor
       New York, New York 10017

       Anthony M. Pilaro                          1,506,696  (7)         52.1%
       36 Fitzwilliam Place
       Dublin 2, Ireland

       Gerald A. Poch                               324,382  (8)         13.2%
       Pequot Capital Management, Inc.
       500 Nyala Farm Road
       Westport, Connecticut 06880

       John L. Reed                                 180,427  (9)          7.1%
       490 North Wiget Lane
       Walnut Creek, California 94598

       Peter Schechter                                5,383  (10)          *
       Chlopak, Leonard, Schechter & Assoc.
       3021 O Street, N.W.
       Washington, D.C. 20007

       Harry Thompson                                11,464  (11)          *
       169 E. 78th Street
       New York, New York 10021

       Derek Correia                                    160                *
       490 North Wiget Lane
       Walnut Creek, California 94598

       Stephen Miller                                 9,247  (12)          *
       490 North Wiget Lane
       Walnut Creek, California 94598

       Bruce Fleming                                 13,334  (13)          *
       490 North Wiget Lane
       Walnut Creek, California 94598

       All Officers and Directors as a Group       2,474,184  (14)        74.2%
       (13 persons)

                                     5% Beneficial Owners

       LCO Investments Limited                     1,506,696 (7)         52.1%
       7 New Street
       St. Peter Port
       Guernsey, Channel Islands

       Pequot Capital Management, Inc.               320,026 (15)        13.0%
       500 Nyala Farm Road
       Westport, CT 06880

       Brad Peters                                   333,376 (6)         12.6%
       c/o Blackfin Capital, LLC
       622 Third Avenue, 38th Floor
       New York, New York 10017

*           Constitutes less than 1%.

(1) Include any options or warrants to purchase shares which are presently exercisable or exercisable within 60 days.

(2) All percentages are calculated based upon a total number of shares outstanding which includes 2,428,539 shares of the Company issued and outstanding as of March 12, 2003, plus that number of options or warrants presently exercisable or exercisable within 60 days by the named security holder.

(3)        Includes options to purchase 2,667 shares at $6.60 per share.

(4) Includes 26,160 shares held indirectly through OCAI Two Limited Partnership, warrants to purchase 8,091 shares at $75.00 per share, options to purchase 1,334 shares at $138.75 per share, options to purchase 2,357 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share.

(5) Includes 15,731 shares owned beneficially, options to purchase 2,213 shares at $66.60 per share, options to purchase 13,334 shares at $56.25 per share, options to purchase 1,334 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share.

(6) Includes 113,639 shares owned of record and beneficially, warrants to purchase 49,608 shares at $75.00 per share, the right to convert a note payable by the Company into 166,667 shares, options to purchase 1,462 shares at $37.50 per share, options to purchase 1,333 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share.

(7) Includes 567,593 shares owned of record and beneficially by LCO Investments Limited ("LCO"), the right to convert a note payable by the Company into 416,667 shares, 99,927 shares held indirectly through Pde P Tech Limited, a subsidiary of LCO, 1,800 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 213,334 shares held by LCP II Trust, of which Mr. Pilaro's wife is a beneficiary, 66,667 shares held by ACP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 66,667 shares held by CAP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 19,520 shares held by various trusts of which CAP is a co-trustee, 45,920 warrants to purchase shares at $75.00 per share held by LCO, 1,334 warrants to purchase shares held by PdeP, also exercisable at $75.00 per share, 3,000 shares owned of record by the CAP Charitable Foundation and 4,267 shares owned of record by CAP Advisers Limited. LCO is a wholly owned subsidiary of the ERSE Trust. CAP is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, PdeP Tech Limited, AMP Trust, LCP II Trust, ACP II Trust, CAP II Trust, the CAP Charitable Foundation, and CAP Advisers Limited and the trusts indicated above of which CAP is co-trustee.

(8) Includes 147,444 shares held of record by Pequot Private Equity Fund II, L.P., 73,723 shares held of record by Pequot Partners Fund, L.P., 73,722 shares held of record by Pequot International Fund, Inc., 1,333 shares held of record by Pequot Scout Fund, L.P., warrants held of record by Pequot Private Equity Fund II, L.P. to purchase 11,902 shares at $75.00 per share, warrants held of record by Pequot Partners Fund, L.P. to purchase 5,951 shares at $75.00 per share, warrants held of record by Pequot International Fund, Inc. to purchase 5,951 shares at $75.00 per share, (Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., and Pequot International Fund, Inc. are referred to collectively as, the "Pequot Funds") options held by Mr. Poch to purchase 1,333 shares at $138.75 per share, options to purchase 2,356 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share. Mr. Poch is a Managing Director of Pequot Capital Management, Inc., which holds voting and dispositive power for all shares held of record by the Pequot Funds and may be deemed to beneficially own the shares held by the Pequot Funds. Mr. Poch disclaims beneficial ownership of the shares held of record by the Pequot Funds, except to the extent of his pecuniary interest therein.

(9) Includes 53,698 shares owned beneficially, the right to convert a note payable by the Company into 83,334 shares, warrants to purchase 6,728 shares at $75.00 per share, and options to purchase 36,667 shares at $37.50 per share.

(10) Includes 2,048 shares owned beneficially in a Revocable Living Trust, options to purchase 1,334 shares at $168.75 per share, options to purchase 1,334 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share.

(11) Includes options to purchase from LCO 6,667 shares at $22.50 per share, options to purchase 1,334 shares at $140.63 per share, options to purchase 1,462 shares at $37.50 per share, options to purchase 1,334 shares at $75.00 per share, and options to purchase 667 shares at $4.95 per share.

(12) Includes 580 shares owned beneficially and options to purchase 8,667 shares at $41.25 per share.

(13)       Includes options to purchase 13,334 shares at $58.50 per share.

(14)       Includes exercisable options and warrants to purchase 904,343 shares.

(15) Includes 147,444 shares held of record by Pequot Private Equity Fund II, L.P., 73,723 shares held of record by Pequot Partners Fund, L.P., 73,722 shares held of record by Pequot International Fund, Inc. , 1,333 shares held of record by Pequot Scout Fund, L.P., warrants held of record by Pequot Private Equity Fund II, L.P. to purchase 11,902 shares at $75.00 per share, warrants held of record by Pequot Partners Fund, L.P. to purchase 5,951 shares at $75.00 per share, warrants held of record by Pequot International Fund, Inc. to purchase 5,951 shares at $75.00 per share.

Equity Compensation Plan Information

See footnote 10, "Shareholder's Equity," to the Financial Statements included with this Report for a description of securities authorized for issuance under equity compensation plans of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

November 2002 Sale of Convertible Notes

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes") in a private placement. The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms. LCO Investments Limited is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. John L. Reed is a shareholder, the Chief Executive Officer, and a director of the Company. Brad Peters is a shareholder and a director of the Company.

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

Harry Thompson Consulting Agreement

In August 1999, Harry Thompson, a director of the Company, agreed to provide marketing consulting services to the Company. In consideration for Mr. Thompson's services to the Company, and pursuant to a letter agreement dated August 17, 1999, the Company's principal shareholder, LCO, granted Mr. Thompson the right to purchase from LCO up to 6,667 shares of common stock of the Company at a price of $33.75 per share. The option to purchase from LCO expires on August 31, 2004.

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS"), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $18,000 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, ("Oral Health") Salim A. Nathoo, and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health and Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company granted 5,000 stock options to Dr. Nathoo, which have vested. The Company will grant up to 15,000 additional stock options, of which the number and exercise price is dependent upon obtaining ADA Certification, at the date the Certification is obtained. Certification has not been obtained and no payments were made by the Company under the contract during Fiscal 2002.

Oraceutical Agreement

On November 27, 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC. R. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. In consideration for its services, Oraceutical has been paid $25,000 a month, plus options to purchase 13,333 shares of common stock, subject to vesting provisions, exercisable at $56.25 per share.

EVL Lease Agreement

On December 29, 2000, as amended in February 2001, March 2002, September 2002, and January 2003, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL"). Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL. An affiliate of LCO Investments Inc., the Company's largest shareholder, owns 70% of EVL.
EVL Loan Agreement

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and interest and a "final payment" of principal. An initial fixed payment of $10,417 was paid on April 1, 2001. Additional fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company's 14 Centers. For Fiscal 2002, Fiscal 2001 and the Transition Period variable payments totaled $717,000, $664,000 and $0, respectively, and the unpaid balance of the loan was $1,583,000 at December 28, 2002. The final payment, due at maturity will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

CAP Advisers Line of Credit

In December 2001, as amended in March, July 2002 and January 2003, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $6.5 million line of credit facility of which, $1.5 million is for the purchase of capital equipment. As of December 28, 2002, $4.7 million has been drawn on the line. Mr. Pilaro, the Company's Chairman, is also Chairman of CAP Advisers. Cap Advisers is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO, the Company's major shareholder.

CAP Advisers Center Loan

In April 2003, the Company's Audit Committee and it's Board of Directors approved a term sheet from CAP Advisers for a $2.5 million Center Loan (the "2003 Center Loan") to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and Cap Advisers and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with Cap Advisers having the right to reset the interest rate to 200bps over 1 year LIBOR after giving BriteSmile 30 days notice. A variable fee payment of $25 per procedure performed on the existing 127 Center chairs will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011 which will become payable on the maturity date. On an annualized basis the first $500,000 of variable fees will be applied to the principal such that the $2.5M will be fully repaid over 5 years commencing May 11, 2006. Variable payments in excess of the annual amortization of $500,000 are deemed additional interest to Cap Advisers.


ITEM 14.     CONTROLS AND PROCEDURES


Explanation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         The following documents are filed as a part of this Report:
                1.          Financial Statements
            Report of Independent Auditors                                         F-2

            Report of Independent Auditors                                         F-3

            Consolidated Balance Sheets for the 52-week periods
             ended December 28, 2002 and December 29, 2001.                        F-4

            Consolidated Statements of Operations for the
            52-week periods ended December 28, 2002
            and December 29, 2001 and the 39-week period ended December 30, 2000.  F-6

            Consolidated Statements of Cashflows for the 52-week periods ended
             December 28, 2002 and December 29, 2001 and the 39-week period
             ended December 30, 2000.                                              F-8

            Consolidated Statements of Shareholders' Equity for the 52-week periods ended December 28, 2002 and December 29, 2001 and the
             39-week period
            ended December 30, 2000.                                               F-9

            Notes to Consolidated Financial Statements.                            F-10

                2.          Financial Statement Schedules                          F-33
            Schedule of Valuation and Qualifying Accounts for the 52-week periods ended December 28, 2002 and December 29, 2001 and the
            39-week period ended December 30, 2000.

                3.          Exhibits


Exhibit Number
Per Item 601 of
Regulation S-K               Title of Document

        2           Asset Purchase  Agreement and Plan of Reorganization by
                    and among BriteSmile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 1996).

        3.01        Articles of Restatement of the Articles of  Incorporation
                    of  the   Company  as  filed  with  the  Utah   Division  of
                    Corporations and Commercial Code on January 17, 2003 (filed herewith).

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

        10.09       Employment Letter dated April 19, 1999 between the
                    Company's subsidiary, BriteSmile International, Limited, and Paul Dawson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31,
                    1999).

        10.10 Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.11 Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.12 Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

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

        10.32 Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (filed herewith).

        10.33 Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (filed herewith).

        10.34 Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

        10.35 Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.36 Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.37 Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between
                    BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.38 Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

        10.39 Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (filed herewith).

        10.40       Amendment to Lease  Agreement  between  Excimer Vision
                    Leasing   L.P.   and  the   Company   dated  March  8,  2002
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.41 Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

        10.42 Form of Convertible Note Purchase Agreement used in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the

                    Company filed on November 25, 2002).

        10.43       Form of Convertible  Promissory Note issued in connection
                    with   November   20,   2002   convertible   note   offering
                    (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

        10.44 Employment Agreement dated May 31, 2002 between the Company and Bruce Fleming (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

        21          Subsidiaries of the Company (filed herewith).

        23.1        Consent of Independent Auditors (filed herewith).

        23.2        Consent of Independent Auditors, Ernst & Young, LLP
                    (filed herewith).

        99.1 Certification of John L. Reed pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

        99.2 Certification of John C. Dong pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(b)         Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 25, 2002 for the purpose of reporting the sale of the Company's 2% convertible notes that are due and payable on November 20, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BriteSmile, Inc.

                                        By:   /s/ John L. Reed
                                            ------------------------
                                                John  L. Reed
                                                Chief Executive Officer

                                        By:   /s/ John C. Dong
                                            ------------------------
                                                John C. Dong
                                                EVP, Chief Financial Officer

                                        Date:   April 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                          Date

/s/ A.M. Pilaro                  Chairman of the Board of Directors             April 9, 2003
----------------------------
Anthony M. Pilaro

/s/ John L. Reed                 Chief Executive Officer                        April 9, 2003
----------------------------     and Director (Principal Executive Officer)
John L. Reed

/s/Bruce Fleming                 Director                                       April 9, 2003
----------------------------
Bruce Fleming

/s/ R. Eric Montgomery           Director                                       April 9, 2003
----------------------------
R. Eric Montgomery

/s/ Gerald Poch                  Director                                       April 9, 2003
----------------------------
Gerald Poch

/s/ Dr. Gasper Lazzara, Jr.      Director                                       April 10, 2003
----------------------------
Dr. Gasper Lazzara, Jr.

/s/ Brad Peters                  Director                                       April 10, 2003
----------------------------
Brad Peters

/s/ Harry Thompson               Director                                       April 10, 2003
----------------------------
Harry Thompson

/s/ Peter Schechter              Director                                       April 10, 2003
----------------------------
Peter Schechter

/s/ Tim Pierce                   Director                                       April 10, 2003
----------------------------
Tim Pierce

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, John L. Reed, Chief Executive Officer of BriteSmile, Inc., certify that:

 1.          I have reviewed this Annual Report on Form 10-K of BriteSmile, Inc.
             (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



             Date: April 9, 2003
                          ------             /s/ John L. Reed
                                           -----------------------------
                                           John L. Reed
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, John C. Dong, Chief Financial Officer of BriteSmile, Inc., certify that:

 1.          I have reviewed this Annual Report on Form 10-K of BriteSmile, Inc.
             (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

  4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



             Date:  April 9, 2003         /s/ John C. Dong
                                          --------------------------------------
                                          John C. Dong
                                          Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                BRITESMILE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors............................................ F-2

Report of Independent Auditors............................................ F-3

Consolidated Balance Sheets................................................F-4

Consolidated Statements of Operations......................................F-6

Consolidated Statements of Cash Flows......................................F-8

Consolidated Statements of Shareholders' Equity............................F-9

Notes to Consolidated Financial Statements.................................F-10

                         Report of Independent Auditors


The Board of Directors and Shareholders,
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheet of BriteSmile, Inc. and subsidiaries as of December 28, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the 52 week period ended December 28, 2002. Our audit also included the financial statement schedule for such period listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc. and subsidiaries at December 28, 2002 and the consolidated results of their operations and their cash flows for the 52 week period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for such period, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche, LLP


March 7, 2003 (April 7, 2003 as to paragraphs 7,8 and 9 of Note 1) Oakland, California

               Report of Ernst & Young, LLP, Independent Auditors

The Board of Directors and Shareholders
BriteSmile, Inc.

We have audited the accompanying consolidated balance sheet of BriteSmile, Inc. as of December 29, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BriteSmile, Inc. at December 29, 2001 and the consolidated results of its operations and its cash flows for the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      /s/Ernst & Young LLP

March 8, 2002, except for Note 1 as to
which the date is March 28, 2002
Walnut Creek, California

PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                        (In Thousands, except share data)

                                                                           December 28,              December 29,
                                                                              2002                      2001
                                                                         --------------           ----------------

  CURRENT ASSETS:
       Cash and cash equivalents                                         $        3,527           $          7,162
       Trade accounts receivable, net of allowances of $506 and
          $615, respectively                                                      2,364                      4,311
       Inventories                                                                2,502                      2,540
       Prepaid expenses and other                                                   189                        423
       Notes receivable-current portion                                               -                        335
                                                                         --------------           ----------------

                       Total current assets                                       8,582                     14,771

  PROPERTY, EQUIPMENT AND IMPROVEMENTS:
       Furniture, fixtures and equipment                                          7,600                      7,690
       Teeth whitening equipment                                                 16,682                     13,160
       Leasehold improvements                                                    10,171                     10,491
                                                                         --------------           ----------------
                                                                                 34,453                     31,341

       Less accumulated depreciation and amortization                           (14,164)                    (8,827)
                                                                         --------------           ----------------

                       Net property, equipment and improvements                  20,289                     22,514

  INVESTMENTS, RESTRICTED AS TO USE                                                 843                        843

  OTHER ASSETS                                                                    1,385                      1,719
                                                                         --------------           ----------------

  TOTAL ASSETS                                                           $       31,099           $         39,847
                                                                         ==============           ================
                                                                                                         Continued








          See accompanying notes to consolidated financial statements.

                                BRITESMILE, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                        (In Thousands, except share data)


                                                                                     December 28,              December 29,
                                                                                        2002                      2001
                                                                                 ---------------------     --------------------

   CURRENT LIABILITIES:
        Accounts payable                                                            $       4,793              $       5,512
        Accrued liabilities                                                                 4,403                      4,959
        Deferred revenue                                                                      819                        763
        Accrual for store closures                                                            201                        310
        Note payable to related party                                                         500                        500
         Subordinated convertible debenture, net of discount                                  749                        729
        Capital lease obligation with related party- current portion                          701                        641
                                                                                    -------------              -------------

                     Total current liabilities                                             12,166                     13,414
                                                                                    -------------              -------------

   LONG TERM LIABILITIES
          Capital lease obligations with related party -
                less current portion                                                        1,885                      2,537
          Accrual for store closure                                                         1,035                        900
          Note payable to related party, less current portion                               1,083                      1,583
        Line of credit borrowings                                                           4,714                          -
        Accrued variable rent payable to EVL                                                2,150                          -
          Convertible debenture 2%                                                          3,500                          -
          Other long term liabilities                                                         767                        857
                                                                                    -------------              -------------

                       Total long term liabilities                                         15,134                      5,877
                                                                                    -------------              -------------

                     Total liabilities                                                     27,300                     19,291
                                                                                    -------------              -------------

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY:
        Common stock, $.001 par value; 50,000,000 shares authorized; 2,428,464 and 2,415,131 shares issued and outstanding as of December 28,
            2002 and December 29, 2001, respectively                                           36                         36
        Additional paid-in capital                                                        139,418                    137,097
        Accumulated deficit                                                              (135,655)                  (116,577)
                                                                                    -------------              -------------

                     Total shareholders' equity                                             3,799                     20,556
                                                                                    -------------              -------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $      31,099              $      39,847
                                                                                    =============              =============







          See accompanying notes to consolidated financial statements.

                                BRITESMILE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, except share data)

                                                                 52 Weeks Ended        52 Weeks Ended        39 Weeks Ended
                                                                  December 28,          December 29,          December 30,
                                                                      2002                  2001                  2000
                                                                ------------------    ------------------    ------------------
                                                                ------------------    ------------------    ------------------

   REVENUES:
        Center whitening fees, net                                    $   12,738            $   14,333           $     9,315
        Associated center whitening fees, net                             22,460                24,048                 5,766
        Product sales                                                      4,125                 4,849                 1,223
                                                                      -----------           -----------          ------------

            Total revenues, net                                           39,323                43,230                16,304

   OPERATING COSTS AND EXPENSES:
        Operating and occupancy costs                                     14,671                16,744                 9,462
        Selling, general and administrative expenses                      34,480                43,492                30,556
        Research and development expenses                                    923                 1,849                 1,811
        Depreciation and amortization                                      6,099                 4,715                 3,830
        Restructuring expense                                                304                   879                   778
        Impairment charges on leasehold improvements                           -                 1,217                 1,254
        Loss on sale/leaseback transaction
                                                                               -                     -                 7,138
                                                                      -----------           -----------          ------------

            Total operating costs and expenses                            56,477                68,896                54,829
                                                                      -----------           -----------          ------------

                 Loss from operations                                    (17,154)              (25,666)              (38,525)
                                                                      -----------           -----------          ------------

        Interest expense                                                  (1,603)               (1,083)               (6,153)
        Interest income                                                       66                   307                   192
                                                                      -----------           -----------          ------------

               Loss before income tax provision and
                  cumulative effect of change in accounting
                  principle                                             (18,691)              (26,442)              (44,486)

   Income tax provision
                                                                              80                    57                    26
                                                                      -----------           -----------          ------------

   Net loss before cumulative effect of change in accounting
        principle                                                        (18,771)              (26,499)              (44,512)
   Cumulative effect of change in accounting principle
        (Note 3)                                                               -                     -                 (272)
                                                                      -----------           -----------          ------------

               Net loss                                               $  (18,771)           $  (26,499)          $   (44,784)

   DEEMED DIVIDEND RELATED TO WARRANTS                                       307                     -                     -
                                                                      -----------           -----------          ------------

   NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                       $  (19,078)           $  (26,499)          $   (44,784)
                                                                      ===========           ===========          ============

   Basic and diluted net loss per share before cumulative
       effect of change in accounting principle                       $    (7.86)           $   (11.85)               (27.26)
                                                                      ===========           ===========          ============

   Cumulative effect of change in accounting principle                         -                     -           $     (0.17)
                                                                      ===========           ===========          ============

   Basic and diluted net loss per share                               $    (7.86)           $   (11.85)          $    (27.43)
                                                                      ===========           ===========          ===========

   Weighted average shares - basic and diluted
                                                                       2,427,412             2,236,688             1,632,912
                                                                      ===========           ===========          ============

          See accompanying notes to consolidated financial statements.

                        BRITESMILE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                       52 Weeks              52 Weeks              39 Weeks
                                                                        Ended                 Ended                 Ended
                                                                     December 28,          December 29,          December 30,
                                                                         2002                  2001                 2000
                                                                    -----------------    ------------------    ------------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                            $   (18,771)          $   (26,499)          $   (44,784)
   Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                    6,099                 4,715                 3,830
            Write off of property and equipment                                 76
            Amortization of discount on debt                                    20                    20                   198
            Loss on sale/leaseback transaction                                   -                     -                 7,138
            Impairment charges on leasehold improvements                         -                 1,217                 1,254
            Debt conversion expense, including accrued interest
                converted to equity                                            724                   385                 5,736
            Costs recognized for issuance of stock and stock options         1,013                 1,554                   313
            Changes in assets and liabilities:
                    Trade accounts receivable                                1,947                (1,516)               (2,061)
                    Inventories                                                 38                  (175)               (1,174)
                    Prepaid expenses and other                                 234                   460                   (49)
                    Other assets                                               113                  (150)                 (726)
                    Accounts payable                                          (719)               (2,917)                6,565
                    Accrued liabilities                                      1,594                 1,853                 2,031
                    Deferred revenue                                            56                   (13)                  776
                    Other long-term liabilities                                (64)                  421                   314
                                                                       ------------          ------------          ------------

                        Net cash used in operating activities               (7,640)              (20,645)              (20,639)
                                                                       ------------          ------------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from sales of assets                                                 -                     -                 5,000
   Repayment of notes receivable                                               391                   335                   112
   Purchase of property and equipment                                       (3,948)              (11,225)              (14,968)
                                                                       ------------          ------------          ------------

                        Net cash used in investing activities               (3,557)              (10,890)               (9,856)
                                                                       ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligation                                       (592)                 (394)                    -
   Principal payments on long-term debt                                       (500)                 (417)                    -
   Proceeds from issuance of debt                                            3,500                 2,500                25,000
   Borrowings from line of credit                                            4,714                     -                     -
   Proceeds from common stock offerings                                          -                26,623                     -
   Proceeds from exercise of stock options and warrants                        440                 4,684                   227
                                                                       ------------          ------------          ------------

                        Net cash provided by financing activities            7,562                32,996                25,227
                                                                       ------------          ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,635)                1,461                (5,268)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         7,162                 5,701                10,969
                                                                       ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                         $     3,527           $     7,162           $     5,701
                                                                       ============          ============          ============







           See accompanying notes to consolidated financial statements
                                                                           .

                        BRITESMILE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In Thousands)


                                                                 52 Weeks              52 Weeks              39 Weeks
                                                                  Ended                 Ended                 Ended
                                                               December 28,          December 29,          December 30,
                                                                   2002                  2001                  2000
                                                                   ----                  ----                  ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                  $        617           $        291        $        232
                                                             =============          =============       =============

     Cash paid for income taxes                              $         80           $         57        $         26
                                                             =============          =============       =============

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS:
     Conversion of debt, including accrued
         interest of $132  equity                            $          -           $      5,132        $     19,395
                                                             =============          =============       =============

     Fair value of stock options and warrants issued
         to consultants                                      $          -           $          -        $        352

     Fair value of warrants issued in debt financing
         arrangements                                        $        158           $          -        $      2,787
                                                             =============          =============       =============
     Equipment acquired under capital lease obligations      $          -           $      2,373        $      1,199
                                                             =============          =============       =============


















           See accompanying notes to consolidated financial statements
                                                                           .

                        BRITESMILE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                 (In Thousands)


                                                                          Additional                                 Total
                                            Common           Shares        Paid-In           Accumulated          Shareholder's
                                            Shares           Amount        Capital             Deficit               Equity
                                           ------------- ------------------------------   ------------------   --------------------

Balance at April 1, 2000                       1,591         $   24       $ 73,389           $ (45,294)            $   28,119
Exercise of stock options                         10              -            227                   -                    227
Beneficial conversion related
   to debt financing                               -              -          3,378                   -                  3,378
Income tax benefit on exercise
   of stock options                                -              -          3,253                   -                  3,253
Valuation allowance for income
   tax benefit on exercise of
   stock options                                   -              -         (3,253)                  -                 (3,253)
 Stock option compensation cost                    -              -            479                   -                    479
Conversion of long-term debt to
   common stock                                  316              5         19,390                   -                 19,395
Issuance of warrants in connection
   with financing agreement                        -              -          2,705                   -                  2,705
 Net loss and comprehensive loss                   -              -              -             (44,784)               (44,784)
                                           ----------        -------      ---------          ----------            -----------
Balance at December 30, 2000                   1,917             29         99,568             (90,078)                 9,519
Exercise of stock options                         65              1          4,124                   -                  4,125
Stock option compensation cost                     -              -          1,097                   -                  1,097
Conversion of long-term debt to
   common stock                                   68              1          5,131                   -                  5,132
Exercise of warrants                               7              -            559                   -                    559
Private placement of common stock, net of
   placement fees of $1,400 and fair
   value of  warrants issued to placement
    agent                                        358              5         26,618                   -                 26,623
Net loss and comprehensive loss
                                                   -              -              -             (26,499)               (26,499)
                                           ----------        -------      ---------          ----------            -----------
Balance at December 29, 2001                   2,415             36        137,097            (116,577)                20,556
Deemed dividend related to warrants                -              -            307                (307)                     -
Exercise of stock options                         13              -            440                   -                    440
Stock option compensation and warrant cost         -              -          1,574                   -                  1,574
Net loss and comprehensive loss                    -              -              -             (18,771)               (18,771)
                                           ----------        -------      ---------          ----------            -----------
Balance at December 28, 2002                   2,428         $   36       $139,418           $(135,655)            $    3,799
                                           ==========        =======      =========          ==========            ===========








           See accompanying notes to consolidated financial statements
                                                                           .

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

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to the business of teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. As of the date of this report, the Company has 14 Centers in operation. As an alternative to the Company-owned Centers, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist's established office. To date, the Company has entered into contracts with 4,636 Associated Centers, including 3,321 in the United States, and 1,315 in 67 countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the LATW procedure.

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

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related Information," ("SFAS No. 131") established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision-making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment. Revenue from outside the United States of America in Fiscal 2002 was $5 million, 12.7% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 25.9% of total long-term assets, net.

Liquidity

To date, the Company has yet to achieve profitability. The Company does not expect to be profitable in 2003. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company also has developed a contingency plan in anticipation of prolonged negative business impact resulting from the War in Iraq.

To date, the Company's principal sources of liquidity have been proceeds from issuance of common stock and debt. At December 28, 2002. the Company had $3.5 million in cash and borrowing capacity under lines of credit totaling $300,000.

Additionally, as discussed below, subsequent to December 28, 2002, the Company obtained the following borrowing availability:

        o $500,000 convertible notes under the same terms as the November 2002 Notes described in Note 9.
        o $1.5 million increase in the Credit Agreements with CAP Advisers. The increase is for international revenue generating initiatives.
        o    $2.5 million Center Loan with CAP Advisers, as described below.

In April 2003, the Company obtained a commitment from CAP Advisers for a $2.5 million Center Loan (the "2003 Center Loan") to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and Cap Advisers and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with Cap Advisers having the right to reset the interest rate to 200bps over 1 year LIBOR after giving BriteSmile 30 days notice. A variable fee payment of $25 per procedure performed on the existing 127 Center chairs will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date. On an annualized basis the first $500,000 of variable fees will be applied to the principal such that the $2.5M will be fully repaid over 5 years commencing May 11, 2006. Variable payments in excess of the annual amortization of $500,000 are deemed additional interest to Cap Advisers.

The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations through the end of 2003.

2.  Summary of Significant Accounting Policies

Year-End

In 2000, the Company changed its fiscal year-end to a 52/53-week period ending on the last Saturday in December of each year. Consequently, the accompanying financial statements reflect the audited financial position and results of operations of the Company for the 52 weeks ended December 28, 2002 and December 29, 2001, and the 39 weeks ended December 30, 2000.

Stock Split

Effective January 27, 2003, the Company's shareholders approved a 15 to 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (Centers) in which the Company has a controlling interest. The Company consolidates the Centers for financial reporting because the Company has a controlling financial interest in the Centers. The agreements with the Centers are 30 year, non-terminable agreements that provide the Company a financial interest in the PPM (Physician Practice Management Entities) and exclusive authority over all decision-making other than the dispensing of medical services. All inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost at the date of purchase, which approximates fair value.

Cash and Short-Term Investments, Restricted as to Use

At December 28, 2002 and December 29, 2001, $843,000 of the Company's cash and short-term investments was used to collateralize letters of credit and is restricted as to use until September 2008.

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States of America and the Republic of Ireland. The Company's policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments.

Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. No one customer accounted for 10% or more of revenue during any of the fiscal years covered in this report.

The Company performs ongoing credit evaluations of its associated centers and generally does not require collateral.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers and Associated Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to Associated Centers and recognizes the income over the estimated performance period, which the Company has calculated to be 30 days. Revenue is reported net of discounts and allowances. Additionally, Associated Center revenue for the year ended December 28, 2002, December 29, 2001 and the Transition Period, has been reduced by $163,000, $163,000 and 122,000, respectively, due to charges related to warrants issued to Orthodontic Centers of America ("OCA").

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 28, 2002 and December 29, 2001 consist primarily of dental supplies, marketing materials and displays and replacement component parts for the teeth whitening systems, as follows:

                              December 28, 2002      December 29, 2001
                              -------------------    -------------------
        Supplies                        $ 2,240                $ 1,765
        Marketing displays                  262                    775
                                        -------                -------

        Total Inventory                 $ 2,502                $ 2,540
                                        =======                =======

Other Assets

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized and is being amortized as a reduction of revenue over the life of the agreement (10 years). Other assets were $1.1 million and $1.2 million at December 28, 2002 and December 29, 2001, respectively, representing the unamortized cost of the warrants.

Capital Leases

The Company leases certain equipment from a related party (see notes 5 and 7). Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 per month and (iii) variable rent payments equal to $25 per LATW procedure. The variable rent payments are recorded as an operating cost.

Advertising

Costs of advertising are expensed the first time the advertising takes place. Advertising costs were $17.1 million, $19.1 million and $16.3 million for the 52 weeks ended December 28, 2002 and December 29, 2001, and the 39 weeks ended December 30, 2000, respectively, and are included in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value, at the date of inception. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture and fixtures and equipment are depreciated for financial reporting purposes over their estimated useful lives, ranging from three to ten years, using the straight-line method. Leasehold improvements are amortized for financial reporting purposes using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25. Compensation expense based on the difference, if any, on the date of grant, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock is amortized over the vesting period of the related option.

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

The fair value of the Company's options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.09, 1.13 and 1.31 for the 52 weeks ended December 28, 2002, the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000, respectively; an average risk-free interest rate of 4.25%, 4.75% and 5.72% for the 52 weeks ended December 28, 2002, for the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 10 years.

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

Had compensation cost for the Company's stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company's reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                           52 Weeks Ended        52 Weeks Ended December          39 Weeks Ended
                                                            December 28,                   29,                     December 30,
                                                                2002                      2001                         2000
                                                       --------------------     -----------------------      --------------------

Loss as reported                                              $ 19,078                  $ 26,499                     $ 44,784
Compensation expense reported under
APB25                                                         $   (265)                 $      -                    $       -
Compensation expense computed using
fair value method                                             $  3,562                  $  2,595                     $  1,449
                                                       --------------------     -----------------------      --------------------
Pro forma loss                                                $ 22,375                  $ 29,094                     $ 46,233
                                                       ====================     =======================      ====================
Pro forma basic and diluted
   loss per share                                             $   9.22                  $  13.01                     $  28.31
                                                       ====================     =======================      ====================

Product Development Cost

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

Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. For all periods presented, diluted net loss per share is equal to basic net loss per share. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable is anti-dilutive.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted this statement at the beginning of 2002 and adoption did not have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

3. Change in Accounting Principle

During the last quarter of the Transition Period ended December 30, 2000, and retroactive to April 1, 2000, the Company has changed its method of accounting to recognize revenue from Associated Centers ratably over the estimated period in which the Associated Centers perform the procedures, commencing when the key card is shipped or the activation code is provided. Previously, the Company recognized revenues from Associated Centers when the keycard to activate the machine was shipped or the activation code is provided. The effect of the change of implementing SAB 101 for the Transition Period ended December 30, 2000 was to record a loss of $272,000 ($0.17 per share) as a cumulative effect of a change in accounting principle. The $272,000, which represented deferred revenue at April 2, 2000, was recognized as revenue during the 39 weeks ended December 30, 2000. The pro forma effect of adopting SAB 101 was an increase in net loss of $272,000 ($0.17 per share) for the 39 weeks ended December 30, 2000.

4.  Restructuring and Impairment Charges

During the 52 weeks ended December 28, 2002, the Company recorded additional $304,000 charge related to leases obligations..

During the 52 weeks ended December 29, 2001, the Company decided not to continue the construction of a Center in San Francisco, California. As a result of this decision, the Company recorded a non-cash impairment charge of $1.2 million related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery on sub-leases, was determined to be $0. The Company also recorded an accrual to reserve for an estimated $934,000 related to the remaining lease obligation for closed stores.

During the 39 weeks ended December 30, 2000, the Company's Board of Directors and management decided to close three of its less productive Centers. These Centers were located in Pasadena, California, Ft. Lauderdale, Florida, and Coral Gables, Florida. As a result of the decision to close these locations, the Company recorded a non-cash impairment charge of $1.3 million related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery on sub-leases, was determined to be $0. The Company also recorded an accrual of $161,000 related to severance costs for 12 employees, and an accrual of $617,000 related to lease termination costs for the closed Centers.

The following table sets forth the restructuring activity during the years ended (in thousands):

                             Accrual for                                                  Accrual for
                           Store  Closures                                              Store Closures
                           at December 29,        Restructuring                         at December 28,
                                2001                 Charges            Cash Paid            2002
                          -------------------    ----------------     --------------  -------------------

Restructuring expense     $            1,210     $             -      $        (278)  $              932
Revision of December 29,
  2001 estimate                            -                 304                  -                  304
                          -------------------    ----------------     --------------  -------------------
Total                     $            1,210     $           304      $        (278)  $            1,236
                          ===================    ================     ==============  ===================




                           Accrual for Store                                           Accrual for Store
                              Closures at         Restructuring                          Closures at
                           December 30, 2000         Charges            Cash Paid      December 29, 2001       Asset Write-Offs
                          -------------------    ----------------     --------------  -------------------  ---------------------

Restructuring expense     $              617     $           934      $        (286)  $            1,318

Severance                                161                   -               (161)                   -
Revision of December 30,
    2000 estimate                          -                  (55)                 -                (108)
                          -------------------    ----------------     --------------  -------------------
Total                     $              778     $           879      $        (447)  $            1,210
                          ===================    ================     ==============  ===================

Impairment charges                                                                                         $             1,217
                                                                                                           =====================

5.  Sale/Leaseback Transaction

Effective December 29, 2000, as amended in February 2001, the Company secured a lease line of up to $15 million from Excimer Vision Leasing L.P. ("EVL"), a related party. Under this agreement, the Company entered into a sale-leaseback arrangement. During the period ended December 30, 2000, the Company sold 1,245 of its BS3000PB whitening devices for $5 million and leased them back for a period of 5 years. The leaseback has been accounted for as a capital lease. A loss of $7.1 million on this transaction has been recognized in the period ended December 30, 2000 as the fair market value of the equipment sold was less than its carrying value. The decline in fair value was the result of a decision to change to a new model of machine and to outsourcing the manufacturing, which contributed to a significant decline in the cost to purchase new machines. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars) plus one hundred twenty-five dollars for each key card.

The agreement further provided that EVL would spend up to an additional $10 million towards the purchase of 1,755 BS3000PB devices to be leased to the Company under the same terms described above. To the extent the purchase price of the additional 1,755 devices exceeded $10 million, the Company was obligated to pay the difference. As of December 29, 2001, the Company had fully utilized the lease line made available by EVL.

On March 8, 2002, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments due during 2002, in the amount of twenty-five dollars for each BriteSmile procedure, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount ($2.1 million at December 28, 2002) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

On January 1, 2003, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments due for 2002 and 2003 be deferred until January 1, 2004. In addition, interest payable on the deferred amount, due on the 9th of each month, is calculated at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

6.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                             December 28,     December 29,
                                                 2002             2001
                                                 ----             ----

    Accrued salaries and benefits              $   840         $  1,183
    Accrued professional services                  728              369
    Accrued advertising                          1,064              930
    Other accrued expenses                       1,771            2,477
                                               --------        ---------

    Total                                      $ 4,403         $  4,959
                                               ==-======       =========

7.     Leases

The Company leases certain equipment under capital leases. The leases for equipment require the payment of certain fixed payments and contingent variable rentals based on usage. Payments related to variable rent were $2,150,000, $2,680,000, and $0 for the 52 weeks ended December 28, 2002 and December 29, 2001 and the 39 weeks ended December 30, 2000, respectively.

The cost of assets under capital lease obligations was $3.6million at December 28, 2002 and December 29, 2001. Accumulated amortization related to assets under capital lease obligations at December 28, 2002 and December 29, 2001 was $1.2 million and $516,000.

The Company recorded amortization expense of $717,000, $516,000, and $0 under capital leases for the 52 weeks ended December 28, 2002, 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000, respectively.

 The Company also leases office and retail space under non-cancelable operating leases with initial terms of five to ten years, including various renewal options and escalation clauses. Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 28, 2002 (in thousands):

                                                  Capital           Operating
                                                   Leases             Leases

         2003                                 $ 956                  $2,921
         2004                                   900                   2,523
         2005                                   900                   1,974

         2006                                   230                   1,786
         2007                                     -                   1,456
         Thereafter                               -                   2,261
                                             -------               ---------
         Total minimum lease payments         2,986                 $12,921
                                                                    ========
         Amount representing interest           400
                                             -------
         Present value of net minimum
            lease payments                    2,586
         Less current portion                  (701)
                                              -------
         Long-term capital lease obligations $1,885
                                              =======

Rent expense was $3.3 million, $3.7 million and $2.6 million for the 52 weeks ended December 28, 2002 and December 29, 2001,and the 39 weeks ended December 30, 2000, respectively.

8.   Income Taxes

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, "Accounting for Income Taxes". The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net effects of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax expense (benefit) consisted of (in thousands):

                                         52 weeks          52 weeks            39 weeks
                                          ended              ended               ended
                                       December 28,       December 29,        December 30,
                                           2002               2001                2000
                                           ----               ----                ----
   Current:
       Federal                          $       -        $         -           $       -
       State                                   80                 57                  26
                                        ----------       -------------         -----------
   Total current                               80                 57                  26
                                        -----------      -------------         -----------

   Deferred:
       Federal                          $       -        $         -           $       -
       State                                    -                  -                   -
                                        -----------      -------------         -----------
   Total deferred                               -                  -                   -
                                        -----------      -------------         -----------
       Total current and deferred       $       80       $         57          $       26
                                        ===========      =============         ===========

Significant components of the Company's deferred tax balances at December 28, 2002 are as follows (in thousands):


                                                              December 28,              December 29,
   Current deferred tax assets:                                   2002                      2001
                                                                  ----                      ----
         Reserves and accruals                               $      1,432                $       433
         Other, net                                                   916                        605
                                                          ---------------------     ----------------------
               Current deferred tax asset                           2,348                      1,038
                                                          ---------------------     ----------------------

   Long-term deferred tax asset
         Net operating loss carryforwards                          45,632                     38,542
         Property and equipment                                     1,343                      2,687
         Tax       credit carryforwards                                         .
                                                                      441                        378
                                                          ---------------------     ----------------------
               Long-term deferred income tax assets                47,416                     41,607
                                                          ---------------------     ----------------------
   Total deferred income tax asset                                 49,764                     42,645
                                                          ---------------------     ----------------------
   Valuation allowance                                            (49,764)                   (42,645)
                                                          ---------------------     ----------------------
   Net deferred tax assets                                   $          -                $         -
                                                          =====================     ======================

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

                                                              52 Weeks          52 Weeks         39 Weeks
                                                               ended             ended           ended
                                                            December 28,      December 29,     December 30,
                                                                2002               2001            2000
                                                                ----               ----            ----

   Provision at statutory tax rate                               -34.00%         -34.00%         -34.00%
   State income tax benefits, net
      of Federal benefit                                          -3.90%          -6.00%          -5.90%
   Non-deductible items                                            0.17%          -7.04%           5.31%
   Tax on  foreign  earnings  at less  than U.S.
   Rates                                                          -2.21%               -            -
   Valuation allowance                                            40.11%          47.26%          34.60%
                                                                  ------          ------          ------
   Total                                                           0.17%           0.22%           0.01%
                                                                ========         ========         =======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 28, 2002 due to the uncertainty of realizing tax benefits from certain of its net operating loss ("NOL") carryforwards and credits.

As of December 28, 2002, the Company had federal and state net operating loss carryforwards of approximately $117.4 million and $93.4 million, respectively. These net operating loss carryforwards will expire in years 2010 through 2022 for federal income tax expense purposes and years 2004 through 2012 for state income tax purposes. Additionally, the Company has approximately $660,000 of net operating losses from the Republic of Ireland that may be carried forward indefinitely. A portion of the federal and state losses is attributable to professional corporations formed to comply with the corporate practice of medicine statutes in the jurisdictions where the Company has operations. These professional corporations are not consolidated for income tax purposes. Net operating loss carryforwards may be limited in the event of a change in control.

The Company has approximately $378,000 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin to expire in 2005 if not utilized.

9.     Financing Arrangements

Following is a summary of the Company's long and short-term debt financing arrangements (in thousands):

                                                  December 28,           December 29,
                                                      2002                   2001
                                                      ----                   ----

         Note Payable to EVL, a related party,
            due May 10, 2006                              $ 1,583                $ 2,083
         Line of credit                                     4,714                      -
         2% Convertible Promissory Note                     3,500                      -
         EVL variable rent                                  2,150                      -
         5%  Subordinated  Convertible  Notes
          (net of  discount of $51 and $71)                   749                    729
                                                  ------------------ ----------------------
                                                         $ 12,696                $ 2,812
                                                  ================== ======================

The following table presents the approximate annual maturities of debt, net of discounts, for the 52 weeks ended December (in thousands):

                    2003          $      500
                    2004               2,650
                    2005               4,749
                    2006               4,797
                                ---------------
                    Total         $   12,696
                                ===============


On June 29 and August 3, 2000, the Company sold to eleven investors (the "Investors"), in a private placement, its 5% Subordinated Convertible Notes due June 29, 2005 (the "August 2000 Notes") in the aggregate principal amount $20 million.

Initially, the August 2000 Notes were convertible into shares of the Company's common stock at a per share conversion price of $92.70. The Company also issued to the Investors, pro rata, warrants (the "Warrants") to purchase a total of 107,875 shares of common stock, which have a term of five years and initially had an exercise price of $108.15 per share. The fair value of the warrants issued of $2.1 million was recorded as a discount of the August 2000 Notes and was being amortized over the life of the notes to interest expense. Seven of the Investors, who purchased an aggregate amount of $15.7 million of the August 2000 Notes, are affiliates of the Company.

On December 5, 2000, the Company sold to LCO Investments Ltd in a private placement a Convertible Promissory Note (the "December 2000 Note") in the aggregate principal amount of $5 million. In conjunction with the issuance of the December 2000 Note, warrants to purchase 16,667 shares of common stock were issued at an exercise price of $75.00 per share. The warrants have a contractual life of 5 years and remain outstanding and unexercised. The fair value of the warrants issued of $253,000 was recorded as a discount of the December 2000 Note and was being amortized over the life of the note to interest expense. The December 2000 Note was convertible into shares of common stock of the Company at a conversion price of $75.00 per share. On April 10, 2001, LCO Investments Ltd. converted its Promissory Note in the original principal amount of $5 million, together with accrued interest of $132,644, into 68,435 shares of restricted common stock. The unamortized fair value of the warrants was recorded as interest expense upon conversion of the Note.

As a result of the issuance of the December 2000 Note, the conversion price of the August 2000 Notes, and the exercise price of the warrants, was automatically adjusted to $75.00 per share. Additionally, the fair value of the Warrants was adjusted to $2.3 million based upon the change in conversion price and the discount of the August 2000 Notes was adjusted accordingly. The new fair value of the warrants was amortized on a straight-line basis over the life of the notes to interest expense.

In December 2000, two investors converted $5.6 million of their original August 2000 Notes, together with accrued interest, into an aggregate of 74,822 shares of common stock. This conversion was effected at the $75.00 conversion price.

Effective December 14, 2000, certain of the other original Investors agreed with the Company to convert an aggregate of $13.6 million in principal amount of their August 2000 Notes, together with interest, into 237,904 shares of common stock at an amended conversion price of $57.938 per share.

Upon conversion of the notes, the related unamortized discount of $2.2 million arising from the fair value of the Warrants was recorded as interest expense.

The Company also recorded $314,000 of additional interest expense related to the $75.00 per share beneficial conversion rate offered the Investors, and $3.1 million of additional interest expense related to the $57.938 per share inducement to convert offered to Investors as noted above. The amounts represent the difference between the stated conversion rates of the August 2000 Notes and the effective conversion rates considering the relative fair value attributed to the notes and the related warrants.

As of December 28, 2002, $800,000 of the original August 2000 Notes remain outstanding. As a result of the issuance of the November 2002 Notes described below, the conversion price of these original August 2000 Notes, and the exercise price of the Warrants, was automatically adjusted to $6.00 per share. The unamortized discount on these notes is $51,000 as of December 28, 2002 and is being amortized over the life of the notes to interest expense. As a result of the change in the exercise price of the warrants, the Company recorded a deemed dividend of $307,000 representing the change in the value of warrants.

Of the original Warrants issued in the August 2000 Note Offering, 100,421 Warrants remain outstanding and unexercised.

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

At any time after August 2003, the holders of the August 2000 Notes have the right, but not the obligation, to elect to cause the Company to redeem all or a portion of their August 2000 Notes.

Effective March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006. In October 2001, this loan was amended to allow for early prepayments without penalty. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal, and a "final payment" of principal. An initial fixed payment of $10,417 was paid on April 1, 2001. Additional monthly payments of $12,500 are due during the loan period. Variable payments are twenty-five dollars for each BriteSmile teeth whitening procedure performed at the Company's 14 whitening Centers. Variable payments totaled $717,000 and $664,000 for the year ended December 28, 2002 and December 29, 2001, respectively. The final payment, due at maturity, will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

In December 2001, as amended in March 2002, July 2002 and January 2003 BriteSmile International entered into Credit and Security Agreements (the "Credit Agreements") with CAP Advisers Limited ("CAP Advisers"). The Credit Agreements provide for secured loans to the Company of up to $5 million with an additional $1.5 million for capital equipment. Any principal advanced under the line of credit bears interest at a fluctuating rate equal to LIBOR plus 200 basis points, payable monthly. Advances under the $5 million line may be used for general business purposes. The line of credit expires in December 2006. As of December 28, 2002, the Company had $4.7 million outstanding on the line of credit. Mr. Pilaro, the Company's Chairman, is also Chairman of CAP Advisers. CAP Advisers is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO, the Company's major shareholder.

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes"). The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms.

10. Shareholder's Equity

On April 30, 2001, the Company completed a private offering (the "Offering") of its restricted common stock, par value $0.001 per share ("common stock"). The Offering involved sales of a total of 358,095 shares of restricted common stock to 17 accredited investors and their affiliated funds (the "Investors"). None of the Investors was affiliated with the Company before the completion of the Offering. The Company sold the shares of common stock issued in connection with the Offering for $78.75 per share, yielding net proceeds to the Company of $26.6 million.

In connection with the Offering, the Company engaged Stonegate Securities, Inc., Dallas, Texas (the "Placement Agent"), to act as placement agent for the Offering. For its services, the Company agreed to pay the Placement Agent five percent of the gross proceeds of the Offering, or $1.4 million and issue to the Placement Agent warrants to purchase a total of 35,809 shares of restricted common stock for a per share purchase price of $78.75. The warrants have a five-year term.

In connection with the Offering, on March 14, 2001, the Company issued warrants to purchase 6,667 shares of common stock for a per share price of $75.00 to Pequot Partners Fund, L.P., Pequot Private Equity Fund II, L.P., Pequot International Fund, Inc., LCO Investment Limited, P de P Tech Limited, John Reed and Brad Peters, in exchange for agreeing to cover any cash shortfall in the Offering up to $5 million. The warrants have a five-year term. The fair value of the warrants of $225,000 was netted against the Offering proceeds.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan ("1997 Plan"). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company's shareholders, 500,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a five-year period and have a maximum term of ten years.

A summary of the Company's stock option activity and related information for the 52 weeks ended December 28, 2002, the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000 is as follows:

                                    52 weeks ended                52 weeks ended              39 weeks ended
                                   December 28, 2002             December 29, 2001            December 30, 2000
                                   ------------------           -------------------           ------------------
                                             Weighted-                     Weighted-                  Weighted-
                                              Average                      Average                    Average
                                             Exercise                      Exercise                   Exercise
                                               Price                        Price                      Price
                             Options         Per Share         Options    Per Share      Options     Per Share
                            ---------      ------------       ---------- ------------   ----------  -------------
  Outstanding at beginning
     Of year                    405,768       $78.30          424,728       $82.50       409,512       $71.70
  Granted                       125,712        62.88           90,183        79.01        77,200        88.95
  Exercised                     (13,333)       29.49          (30,736)       43.06       (10,917)       22.65
  Forfeited/expired            (200,478)       96.04          (78,407)       93.13       (51,067)       99.60
                               ---------                      --------                   --------
  Outstanding at end of year    317,669        75.90          405,768        78.30       424,728        82.50
                               =========                      ========                   ========

Exercise prices for outstanding options as of December 28, 2002 ranged from $4.95 to $206.25 per share and the weighted-average remaining contractual life of those options outstanding at December 28, 2002 and December 29, 2001 was 8.39 years and 6.30 years, respectively. The weighted average fair market value of options granted during the 52 weeks ended December 28, 2002 and the 52 weeks ended December 29, 2001 and the 39 weeks ended December 30, 2000 was $57.90, $79.05, and $88.95, respectively.

A summary of the status of options outstanding at December 28, 2002 is as follows:

                       Outstanding Options                             Exercisable Options

                                           Weighted
                                            Average          Weighted
   Range of Exercise                       Remaining          Average                               Weighted
       Price Per         Number           Contractual      Exercise Price Per       Number       Average Exercise
         Share         Outstanding      Life (in Years)        Share             Exercisable     Price Per Share
-------------------  ---------------  ------------------- --------------------  --------------- --------------------


$4.95 - 12.75           14,800              10.00               5.76                6,667             5.61
15.00 - 28.80           54,400               8.10              22.06               51,133            22.89
31.20 - 44.10           78,356               8.87              38.21               58,556            37.85
45.00 - 58.50           75,822               9.19              57.55               20,922            56.40
61.95 - 74.10           27,757               8.26              68.10               17,702            68.18
75.00 - 106.95          27,312               8.58              84.56               23,546            83.88
120.00-206.25           39,222               8.37             152.16               36,689           145.35
                       --------                                                   --------
Total                  317,669                                                     215,215
                       ========                                                   ========

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

                                               December 28, 2002
Employee stock options outstanding                  296,269
Non-employee stock options outstanding               21,400
Stock options, available for grant                  182,331
Warrants outstanding                                144,794

Options/Warrants Granted Outside 1997 Plan

Options or warrants for 110,222 shares have been granted to certain vendors, consultants and employee outside the 1997 Plan. Of the shares granted, 47,733 remain outstanding and unexercised as of the date of this Report. The weighted average exercise price of such outstanding options or warrants is $73.00 per share.

Acceleration of Employee Stock Options

In March 2002, options to purchase 2,667 shares of common stock were accelerated for two employees. As a result, the Company recognized, in selling, general and administrative expense, a non-cash expense of $265,000.

Impact of  Options/Warrants on Fiscal 2002 Financials Statement

In November 1998, the Company issued options to purchase 20,000 shares of common stock at $17.8125 to Oral Health Clinical Services. Five thousand (5,000) options vested immediately and on October 31, 2001, another 5,000 options vested as a result of submission of clinical data to the American Dental Association
(ADA), which resulted in a non cash expense of $305,000. The balance of 10,000 shares vested in July 2002. As a result of the final 10,000 shares vesting in July 2002, the Company recognized a non-cash expense of $217,000 during 2002.

Warrants

On September 21, 2001, the Company issued warrants to purchase 6,667 shares of the Company's common stock to Dr. Salim Nathoo and Dr. John Warner as compensation for consulting services to the Company for the period October 1, 2001 to December 31, 2002. During 2001, the Company recorded a non cash charge of $154,000 related to these warrants. The warrants are exercisable at $83.25 per share and expire September 21, 2003.

11.    Net Loss Per Share of Common Stock

The calculation of basic and diluted net loss per share is as follows (in thousands, except share data):



                                                                52 Weeks Ended          52 Weeks Ended        39 Weeks Ended
                                                                  December 28,            December 29,          December 30,
                                                                      2002                   2001                   2000
                                                                      -----                  -----                  -----

Net loss before cumulative effect of change in accounting
principle                                                           $  (18,771)           $   (26,499)          $   (44,512)
Cumulative effect of change in accounting principle                          -                      -                  (272)
Deemed dividend related to warrants                                        307                      -                     -
                                                                   --------------      ----------------       ----------------
Net loss attributable to common shareholders                        $  (19,078)           $   (26,499)          $   (44,784)
                                                                    ===========            ===========           ===========
Weighted-average  shares of common stock outstanding
   used in computing basic and diluted net loss per share            2,427,412              2,236,688             1,632,912

Basic and  diluted net loss per common  share  before
   cumulative effect of change in accounting principle              $    (7.86)           $    (11.85)          $    (27.26)
                                                                    ===========           ============          ============
Cumulative effect of change in accounting principle                 $        -            $         -           $     (0.17)
                                                                    ===========           ============          ============
Basic and diluted net loss per common share                         $    (7.86)           $    (11.85)          $    (27.43)
                                                                    ===========           ============          ============

12.    Commitments and Contingencies

Litigation

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California. The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, on July 8, 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933, issued February 5, 2002, and U.S. Patent No. 6,361,320, issued March 26, 2002. On February 28, 2003, the Company amended its existing lawsuit against Discus by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, civil action number 3:C02-CV-03220 JSW, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discuss and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus the Company's trade secrets. The lawsuit alleges further that in, December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

On March 25, 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discuss also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents, and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortuous interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus asks for declarations that its products and processes to not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, that BriteSmile's contracts with dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, lost profits, treble damages and attorneys fees.

Salim Nathoo v. BriteSmile Leasing. On March 6, 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company, in the New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money, and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. As of March 31, 2003, counsel for the Company is preparing to answer to the amended complaint.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. On April 23, 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The Company believes that the claims asserted by Smile are entirely without merit and will vigorously defend the lawsuit. The Company has commenced discovery with regard to Smile's claims.


BriteSmile v. Discus Dental, filed in Contra Costa County Superior Court, California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, case no. C02-01611, alleging causes of action for Intentional Interference with Contractual Relationship, Negligent Interference with Contractual Relationship, Violation of Unfair Business Practice Act - Loss Leader, Violation of Unfair Business Practice Act, Trade Libel and Injunctive Relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to the Company's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that the Company will be able to pursue its claims as alleged in the complaint except for the second cause of action alleging Negligent Interference with Contractual Relationship. This case was stayed on March 11, 2003 and will remain stayed until a status conference scheduled for September 2003.

The Company is also subject to legal proceeding and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

The Company is not aware of any legal proceeding or claims that it believes will have individually or in the aggregate, a material adverse effect on its financial position or results of operations.

13.    Related Party Transactions

November 2002 Sale of Convertible Notes

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes") in a private placement. The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company has agreed to fund an additional $500,000 in 2003 under the same terms. LCO Investments Limited is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. John L. Reed is a shareholder, the Chief Executive Officer, and a director of the Company. Brad Peters is a shareholder and a director of the Company.

LCO Properties Sublease

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company's principal shareholder, LCO Investments Limited ("LCO"). The Sublease covers approximately 4,821 square feet of space located in New York City for a Center. The sublease term is for ten years and calls for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO Properties, Inc., and its lessor.

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS"), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $18,000 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, ("Oral Health") Salim A. Nathoo, and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health and Nathoo will devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. The Company issued options to purchase 20,000 shares of common stock at $17.8125 to Oral Health Clinical Services. Five Thousand (5,000) options vested immediately and on October 31, 2001, another 5,000 options vested as a result of a submission of clinical data to the American Dental Association (ADA), which resulted in a non cash expense of $305,000. The balance of 10,000 shares vested in July 2002. As a result of the final 10,000 shares vesting in July 2002, the Company recognized a non-cash expense of $217,000 during 2002.

Oraceutical Agreement

On November 27, 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC. R. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Pursuant to the agreement, Oraceutical provides technology development services to the Company for various light-activated teeth whitening products and procedures. In consideration for its services, Oraceutical, or its affiliates, have been paid $25,000 a month, plus options to purchase 13,333 shares of common stock, which are fully vested and remain outstanding and unexercised, exercisable at $56.25 per share.

EVL Lease Agreement

On December 29, 2000, as amended through January 2003, the Company secured a lease line of credit of up to $15 million from Excimer Vision Leasing L.P. ("EVL"). Anthony Pilaro, the Company's Chairman, serves as Chairman of EVL. An affiliate of LCO Investments Inc., the Company's largest shareholder, owns 70% of EVL.

EVL Loan Agreement

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and interest and a "final payment" of principal. An initial fixed payment of $10,417 was paid on April 1, 2001. Additional fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company's 14 Centers. For Fiscal 2002, Fiscal 2001 and the Transition Period variable payments totaled $717,000, $664,000 and $0, respectively, and the unpaid balance of the loan was $1,583,000 at December 28, 2002. The final payment, due at maturity will be the amount by which the aggregate of variable payments paid during the term of the loan is less than the original $2.5 million principal amount of the loan.

CAP Advisers Line of Credit

In December 2001, as amended in March, July 2002 and January 2003, BriteSmile International, a wholly-owned subsidiary of the Company, entered into Credit and Security Agreements with CAP Advisers which provide for a $6.5 million line of credit facility of which $1.5 million is for the purchase of capital equipment. As of December 28, 2002, $4.7 million has been drawn on the line. LCO Investments Limited is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP.

14.   Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan.

15. Unaudited Quarterly Financial Data

The Company has included the following information below to demonstrate the effect on Q1 through Q4 of the 52 weeks ended December 28, 2002 and Q1 through Q4 of the 52 weeks ended December 29, 2001 (unaudited),:


                                                March 30,     June 29,     September      December
                                                  2002         2002        28, 2002      28, 2002
                                               ---------      -------      ---------     ---------

Revenue                                        $  9,333     $ 11,013       $  9,946      $  9,031
Total operating costs and expenses               13,080       13,878         14,383        15,135
Loss from operations                             (3,747)      (2,865)        (4,437)       (6,104)

Net loss                                       $ (4,132)    $ (2,986)      $ (4,603)     $ (7,050)

Basic and diluted net loss per share           $  (1.65)    $  (1.20)      $  (1.95)     $  (2.90)



                                                March 31,    June 30,      September      December
                                                 2001         2001         29, 2001      29, 2001
                                               ---------    ---------      ---------     ---------

Revenue                                        $  8,917     $ 11,570       $ 13,359      $  9,384
Total operating costs and expenses               14,792       16,724         17,444        19,936
Loss from operations                             (5,875)      (5,154)        (4,085)      (10,552)

Net loss                                       $ (6,143)    $ (5,473)      $ (4,132)     $(10,751)

Basic and diluted net loss per share           $  (3.15)    $  (2.40)      $  (1.80)     $  (4.50)


                                                 Financial Statement Schedule II


Schedule II--Valuation and Qualifying Accounts for the three fiscal periods ended December 28, 2002.

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

                                                                     Schedule II
                                BriteSmile, Inc.
                        Valuation and Qualifying Accounts

                                               52 Weeks Ended December   52 Weeks Ended December   39 Weeks Ended December
                                                       28, 2002                  29, 2001                  30, 2000
                                               ------------------------- ------------------------- -------------------------
                                                                              (in thousands)
Allowance for doubtful accounts - trade
  accounts receivable:
      Balance, beginning of period                $         615             $         163             $          83
      Additions to allowance                                276                       676                       137
      Write-offs, net of recoveries                        (385)                     (224)                      (57)
                                               ------------------------- ------------------------- -------------------------
      Balance, end of period                      $         506             $         615             $         163
                                               ========================= ========================= =========================