Form 10-Q
period 2003-03-29
BRITESMILE INC
filed 2003-05-15
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 29, 2003

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

               UTAH                                     87-0410364
-------------------------------------        ---------------------------------
  (State or other jurisdiction of            (IRS employer identification no.)
   incorporation or organization)


           490 North Wiget Lane
        Walnut Creek, California                          94598
 ----------------------------------------     ----------------------------------
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

Yes      X        No       __
         -

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2)

Yes      __       No       X
                           -

The Company had 2,429,940 shares of common stock outstanding at May 13, 2003.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002.................3

         Condensed Consolidated Statements of Operations for the 13 weeks ended
         March 29, 2003 and March 30, 2002................................................................5

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
         March 29, 2003 and March 30, 2002, respectively..................................................6

         Notes to Condensed Consolidated Financial Statements.............................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........10

Item 3.   Qualitative and Quantitative disclosure about Market Risk.......................................15

Item 4.   Controls and Procedures.........................................................................15



PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings...............................................................................16

Item 2.   Changes in Securities...........................................................................17

Item 3.    Default upon Senior Securities.................................................................17

Item 4.     Submission of Matters to a Vote of Security Holders...........................................17

Item 5.   Other Information...............................................................................17

Item 6.   Exhibits and Reports on Form 8-K................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                       ($ in thousands, except share data)

                                                                                March 29, 2003          December 28, 2002
                                                                           -----------------------     ---------------------

CURRENT ASSETS:
    Cash and cash equivalents........................................           $  1,271                    $  3,527
    Trade accounts receivable, net of allowance for doubtful accounts
    of $531 and $506, respectively...................................              1,491                       2,364
    Inventories......................................................              2,145                       2,502
    Prepaid expenses and other.......................................                287                         189
                                                                           -----------------------     ---------------------

                Total current assets.................................              5,194                       8,582
                                                                           -----------------------     ---------------------

PROPERTY AND EQUIPMENT, net..........................................             19,418                      20,289

OTHER ASSETS.........................................................
                                                                                   2,229                       2,228
                                                                           -----------------------     ---------------------
TOTAL ASSETS.........................................................
                                                                                $ 26,841                    $ 31,099
                                                                           =======================     =====================

























            See notes to condensed consolidated financial statements

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                       ($ in thousands, except share data)

                                                                                March 29, 2003          December 28, 2002
                                                                           -----------------------     ---------------------

CURRENT LIABILITIES:
    Accounts payable.................................................          $     4,856                 $     4,793
    Accrued expenses ................................................                2,750                       4,403
    Deferred revenue ................................................                  968                         819
    Note payable to related party....................................                  500                         500
    Accrual for store closure........................................                  201                         201
    Subordinated convertible debenture, net of discount..............                  755                         749
    Capital lease obligations with related parties - current portion.                  701                         701
                                                                           -----------------------     ---------------------

              Total current liabilities..............................               10,731                      12,166
                                                                           -----------------------     ---------------------

    Note payable to related party, less current portion..............                1,025                       1,083
    Line of credit borrowings........................................                4,190                       4,714
    Capital lease obligations with related parties - less current portion            1,717                       1,885
    Accrual for store closure........................................                  988                       1,035
    Accrued variable rent payable to EVL..............................               2,625                       2,150
    Convertible 2% debenture..........................................               3,500                       3,500
    Other long-term liabilities......................................                  766                         767
                                                                           -----------------------     ---------------------

                    Total long-term liabilities......................               14,811                      15,134
                                                                           -----------------------     ---------------------

                    Total liabilities................................               25,542                      27,300
                                                                           -----------------------     ---------------------

SHAREHOLDERS' EQUITY:

    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,428,464 shares issued and outstanding..........................                   36                          36
    Additional paid-in capital.......................................              139,420                     139,418
    Accumulated deficit..............................................             (138,157)                   (135,655)
                                                                           -----------------------     ---------------------

              Total shareholders' equity ............................                1,299                       3,799
                                                                           -----------------------     ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................           $   26,841                 $    31,099
                                                                           =======================     =====================














            See notes to condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands except share data)

                                                                                13 Weeks Ended          13 Weeks Ended
                                                                                March 29, 2003          March 30, 2002
                                                                              -------------------     -------------------
REVENUES:
    Center whitening fees, net...................................                $       3,151           $       3,065
    Associated Center whitening fees, net........................                        4,906                   5,196
    Product sales................................................                          919                   1,072
                                                                              -------------------     -------------------

       Total revenues, net.......................................                        8,976                   9,333
                                                                              -------------------     -------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs................................                        3,494                   3,619
    Selling, general and administrative expenses.................                        6,046                   7,867
    Research and development expenses............................                          239                     111
    Depreciation and amortization................................                        1,586                   1,483
                                                                              -------------------     -------------------

       Total operating costs and expenses........................                       11,365                  13,080
                                                                              -------------------     -------------------

          Loss from operations...................................                       (2,389)                 (3,747)
                                                                              -------------------     -------------------

OTHER INCOME (EXPENSE), net:
    Interest expense.............................................                         (116)                   (393)
    Interest income..............................................                            4                      26
                                                                              -------------------     -------------------

       Total other expense, net..................................                         (112)                   (367)
                                                                              -------------------     -------------------

          Loss before income tax provision.......................                       (2,501)                 (4,114)

INCOME TAX PROVISION.............................................                            1                      18
                                                                              -------------------     -------------------

          Net loss ..............................................                $      (2,502)          $      (4,132)
                                                                              ===================     ===================

BASIC AND DILUTED NET LOSS PER SHARE.............................                $       (1.03)          $       (1.70)
                                                                              ===================     ===================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED......................                    2,428,464               2,424,809
                                                                              ===================     ===================












            See notes to condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                      13 Weeks Ended             13 Weeks Ended
                                                                                      March 29, 2003             March 30, 2002
                                                                                  -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................                $    (2,502)               $    (4,132)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization................................                       1,586                      1,483
         Store closure accrual........................................                           -                       (219)
         Cost for issuance of stock warrants and stock options............                      48-                       289
   Change in assets and liabilities, net. .............................                         77                     (1,697)
                                                                                  -----------------------    -----------------------

                  Net cash used in operating activities................                       (791)                    (4,276)
                                                                                  -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................                       (715)                      (673)
                                                                                  -----------------------    -----------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit borrowing ...............................                         -                        118
  Payments on capital lease ............................................                      (168)                       (55)
  Payments on EVL center loan ..........................................                       (58)                         -
  Payments on line of credit borrowing .................................                      (524)                         -
  Proceeds from exercise of stock options ..............................                         -                        399
                                                                                  -----------------------    -----------------------

                  Net cash provided by financing activities............                       (750)                       462
                                                                                  -----------------------    -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,256)                    (4,487)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................                      3,527                      7,162
                                                                                  -----------------------    -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................                $     1,271                $     2,675
                                                                                  =======================    =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest.............................................                $       143                $       238
    Cash paid for income taxes.........................................                $        21                $        72













            See notes to condensed consolidated financial statementS.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 29, 2003

1.       Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of March 29, 2003, the Company had 14 Centers and 4,682 Associated Centers in operation.



2.          Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 29, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 27, 2003.

The Company uses the intrinsic value method to account for its stock based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company's reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):



                                          13 Weeks Ended       13 Weeks Ended
                                            March 29,            March 30,
                                               2003               2002
                                         -----------------   ----------------

Loss as reported...................              $ 2,502           $ 4,132
Compensation expense reported under
APB25..............................              $     -           $     -
Compensation expense computed using
fair value method.....................           $   910           $   242
                                         ----------------- -----------------
Pro forma loss.....................              $ 3,412           $ 4,374
                                         ================= =================
Pro forma basic and diluted
   loss per share..................              $ (1.41)          $ (1.80)
                                         ================= =================

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 29, 2003

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002.

3.       Loss Per Common Share

The Company computes loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with FAS 128, basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options totaling 464,175 shares and warrants totaling 138,132 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

4.       Impact of Recently Issued Accounting Standards and Accounting Bulletins

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS 146 effective December 28, 2002 and adoption did not have an impact on the consolidated financial statements. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.


5.       Commitments and Contingencies

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California. The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, on July 8, 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. On February 28, 2003, the Company amended its existing lawsuit against Discus by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discuss and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortious interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile's trade secrets confidential. The lawsuit alleges that beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in, December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

On March 25, 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents, and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus asks for declarations that its products and processes do not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, that BriteSmile's contracts with dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, lost profits, treble damages and attorneys fees. The Company has commenced discovery concerning the claims and defenses asserted in the lawsuit.

Salim Nathoo v. BriteSmile Leasing. On March 6, 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company in the New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money, and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. The Company has filed an answer the to complaint, together with countercliams alleging the same causes of action as in the Company's California litigation against Nathoo. The Company has also removed Nathoo's New Jersey action to federal court, and has filed a motion to transfer it to California, and consolidate it with the California lawsuit.


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


BriteSmile  v. Discus  Dental,  filed in Contra  Costa  County  Superior  Court,
California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act - Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing certain of the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to the Company's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that the Company will be able to pursue its claims as alleged in the complaint except for the second cause of action alleging negligent interference with contractual relationship. This case was stayed on March 11, 2003 and will remain stayed until a status conference scheduled for September 2003.

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

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Revenue is subsequently recognized over the period that the whitening procedures, which can be performed via the key cards and access codes, are performed, currently estimated at 25 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

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

Property and Equipment

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No impairment charge was recorded during the first quarter of 2003 or 2002.

Store Closures

BriteSmile recorded significant reserves in connection with store closures made in prior years. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.



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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

The following table sets forth unaudited operating results for the thirteen week period ended March 29, 2003 and March 30, 2002, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                               Thirteen Weeks  Thirteen Weeks
                                                   ended           ended
                                                   -----           -----
                                                 March 29,       March 30,
                                                   2003            2002
Income Statement Data:

Revenues:
 Center whitening fees, net                         35.1%          32.8%
 Associated Center whitening fees, net              54.9%          55.8%
 Product sales                                      10.0%          11.4%
                                                    -----          -----
  Total revenues, net                              100.0%         100.0%
                                                   ------         ------

Operating Costs and Expenses:
 Operating and occupancy costs                      38.9%          38.7%
 Selling, general and administrative expenses       67.4%          84.3%
 Research and development expenses                   2.7%           1.2%
 Depreciation and amortization                      17.7%          15.9%
                                                    -----          -----
  Total operating costs and expenses               126.6%         140.1%
                                                   ------         ------

Loss from operations                               -26.6%         -40.1%
                                                   ------         ------

Interest expense, net                               -1.2%          -3.9%
                                                    -----          -----

Loss before income tax provision                   -27.9%         -44.0%
Provision for income taxes                           0.0%           0.2%
                                                     ----           ----
Net Loss                                           -27.9%         -44.2%
                                                 ============================




The following are explanations of significant period-to-period changes for the 13 weeks ended March 29, 2003 and March 30, 2002:

Revenues

Total Revenues, net. Total revenues, net decreased by $357,000, or 3.8%, to $9.0 million for the 13 weeks ended March 29, 2003, from $9.3 million for the 13 weeks ended March 30, 2002.

Center Whitening Fees, net. Center whitening fees increased by $100,000 or 2.8% to $3.2 million for the 13 weeks ended March 29, 2003 from the 13 weeks ended March 30, 2002. The number of procedures performed in the Centers decreased 1.5% to 6,747 in the first quarter of 2003, compared to 6,850 in the same quarter of 2002. The increase in revenue can be attributed to a decrease in discounting at the Centers as well as an increase in the base price of the procedure from $550 to $600.

Associated Center Whitening Fees, net. Associated Center whitening fees, net decreased by $290,000, or 5.6%, to $4.9 million for the 13 weeks ended March 29, 2003, from $5.2 million for the 13 weeks ended March 30, 2002. The decrease was primarily due to the reduction in procedures during the first quarter of 2003. The number of procedures in the Associated Centers decreased 11.8% to 28,240 procedures in the first quarter of 2003 compared to 32,025 procedures in the same quarter of 2002.

Product Sales. Product sales decreased by 15.7% to $899,000 for the 13 weeks ended March 29, 2003, from $1.1 million for the 13 weeks ended March 30, 2002. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of revenues was 38.9% for the thirteen weeks ended March 29, 2003, compared to 38.7% in the thirteen weeks ended March 30, 2002. The $125,000 decrease was the result of lower Center operating expenses during the first quarter of 2003 compared to the same period in 2002. On a percentage basis, the 1.0% increase is a result of lower revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly as a percentage of sales to 67.4% for the first quarter of 2003 compared to 84.3% in the corresponding period in 2002. The $1.8 million decrease was in line with the expense restructuring instituted in late fiscal 2001. The Company expects that savings as a result of the new infrastructure will continue to be achieved throughout Fiscal 2003.

Research and Development Expenses. Research and development expenses increased as a percentage of sales to 2.7% for the first of 2003 compared to 1.2% in the corresponding period in 2002. The $239,000 expense incurred in the first quarter of 2003 was primarily related to the development of new products to expand the Company's leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased as a percentage of sales to 17.7% for the first quarter of 2003 compared to 15.9% in the corresponding period in 2002. The increase of $103,000 in depreciation and amortization expense to $1.6 million for the first quarter of 2003 is the result of a greater number of BS3000 and BS3000PB devices in operation as a result of the increase in the number of active Associated Centers.

Interest Expense, net. Interest expense, net decreased to $112,000 for the first quarter of 2003 compared to interest expense, net of $367,000 in the corresponding quarter of 2002. Interest expense decreased primarily as a result of recognizing $158,000 in non-cash interest expense for warrants issued to a lender during the first quarter of 2002.


Liquidity and Capital Resources


To date, the Company has yet to achieve profitability. The Company does not expect to be profitable in 2003. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company also has developed a contingency plan in anticipation of prolonged negative business impact resulting from the stagnant economy.

To date, the Company's principal sources of liquidity have been proceeds from issuance of common stock and debt. At March 29, 2003, the Company had $1.3 million in cash and borrowing capacity under lines of credit totaling $2.3 million.

The Company obtained the following additional borrowing availability:

o        $500,000 convertible notes received in the second quarter of 2003.
o $1.5 million increase, effective January 2003, in the Credit Agreements with CAP Advisers. The increase is specifically for international capital expenditures.
o $2.5 million Center Loan with CAP America Trust. This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million).

The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations for the next twelve months.

Cash flows used in operations improved by $3.5 million to $(790,000) for the first quarter of 2003 from $(4.3 million) during the first quarter of 2002, primarily due to the decrease in the net loss and changes in working capital.

Net cash used in financing activities was $(751,000) for the first quarter of 2003, compared to cash provided by financing activities of $462,000 for the same period in 2002. During the first quarter of 2003, the Company repaid debt, where as during the first quarter of 2002, the Company received proceeds from the exercise of stock options of approximately $400,000. Capital expenditures were $715,000 for the first quarter of 2003, compared to $673,000 for the same period in 2002. The capital expenditures in the first quarter of 2003 were primarily related to the purchase of BS3000PB systems for new international Associated Centers.

Inflation

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

ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in our 2002 Annual Report on Form 10-K

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court (the "Discuss Patent Litigation") for the Northern District of California. The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, on July 8, 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933, and U.S. Patent No. 6,361,320. On February 28, 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discuss and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortious interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile's trade secrets confidential. The lawsuit alleges that beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in, December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

On March 25, 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents, and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus also asks for declarations that its products and processes do not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, that BriteSmile's contracts with dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, lost profits, treble damages and attorneys fees. The Company has commenced discovery concerning the claims and defenses asserted in the Discus Patent Litigation.

Salim Nathoo v. BriteSmile Leasing. On March 6, 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company in the New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money, and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. The Company has filed an answer the to complaint, together with countercliams alleging the same causes of action as in the Company's California litigation against Nathoo. The Company has also removed Nathoo's New Jersey action to federal court, and has filed a motion to transfer it to California, and consolidate it with the California lawsuit.

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

BriteSmile  v. Discus  Dental,  filed in Contra  Costa  County  Superior  Court,
California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act - Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing certain of the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to the Company's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that the Company will be able to pursue its claims as alleged in the complaint except for the second cause of action alleging negligent interference with contractual relationship. This case was stayed on March 11, 2003 and will remain stayed until a status conference scheduled for September 2003.

ITEM 2.  CHANGES IN SECURITIES.

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

In September 2002, the Company completed a voluntary stock option exchange offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options in exchange for an equal number of new options granted on March 24, 2003, that date which was six months and one day following the date on which the Company canceled the old options. As a result of this program, 150,021 options were canceled. Effective March 24, 2003, the Company granted to the employee participants in the exchange program new options under the Company's 1997 Stock Option and Incentive Plan for 150,134 aggregate shares, at an exercise price of $10.77 per share, the fair market value of the Company's common stock on that date.

In addition to the option grants on March 24, 2003 described above, during the period December 29, 2002 to March 29, 2003, the Company granted to key employees under its 1997 Plan non-qualified options to purchase an aggregate of 968 shares of the Company's common stock, at exercise prices ranging from $5.53 to $8.00 per share. The options vest over a period of time following their respective dates of grant.

For all option grants, the Company claimed exemption from registration under the Securities Act of 1933 in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America. The Company may make drawings on account of the loan from time to time during the draw down period beginning on May 7, 2003 and ending on May 10, 2006. Up to

$1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with CAP America having the right to reset the interest rate to 200bps over the 1 year London Interbank Offered Rate ("libor") after giving the Company 30 days notice. A variable fee payment based on the number of teeth whitening procedure performed at the Centers will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date. To date, no loan proceeds have been drawn by the Company under this loan.

LCO Investments Limited ("LCO") is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Anthony Pilaro, a director and co-CEO of the Company, is also Chairman of CAP Advisers Limited. CAP America Limited is a co-trustee of CAP America Trust, the lender under the Center Loan described above. CAP America Limited is owned and controlled by LCO.

Acquisition Of Certain Human Oral Care Intellectual Property

On May 9, 2003, the Company and its wholly-owned subsidiary, BriteSmile Development, Inc. ("BDI"), entered into a binding memorandum of understanding (the "MOU") with R. Eric Montgomery ("Montgomery") and certain entities owned and controlled by him (collectively, the "REM Group"). Pursuant to the MOU, BDI agreed to acquire certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care ("HOC") for a purchase price equal to $6,000,000 plus a 50% participation interest in royalties and infringement recoveries relating to the HOC intellectual property to be acquired from the REM Group. In addition, the REM Group agreed to convey certain other United States and foreign patents, patent application, continuations, continuations-in-part, inventions, trade secrets, technologies, know-how, trademarks and trade names which are implicated by certain agreements between the Company, the REM Group and a third party to a new entity to be owned and controlled by REM.

BDI agreed to pay the $6.0 million portion of the purchase price to the REM Group as follows:

        (i) $750,000 upon signing of the MOU and delivery to BDI of a license from the REM Group to certain patents for a static mixer device used in teeth whitening. The REM Group signed the MOU and delivered the license for the static mixer device and BDI paid the REM Group $750,000 on May 9, 2003;

        (ii) $1,000,000 upon closing of the definitive agreements for the transition;

        (iii) $1,000,000 when certain contigencies are satisfied by the REM Gorup; and

        (iv) $3,250,000 paid quarterly in amounts equal to the aggregate of 5% of net revenues from sales of whitening crayon or pen products sold by the Company and 1% of net revenues from light activated teeth whitening or other in-office or chair side whitening procedures. If these payments do not equal $3,250,000 within five years of the date of the definitive agreements, BDI will owe the REM Group the unpaid amount at that time. At the option of BDI, up to 50% of these quarterly payments may be paid in common stock of the Company so long as the Company's common stock is publicly traded on a major stock exchange at a price of at least $1.00.

The MOU also provides that Montgomery will enter into a consulting agreement with BDI (the "BDI Consulting Agreement") for a five year term at a rate of $180,000 per year. Under the BDI Consulting Agreement, Montgomery agreed to consult exclusively for BDI and the Company in the HOC field. BDI will own all new HOC intellectual property arising from work under the BDI Consulting Agreement subject to payment to the REM Group of 5% of net retail and 3% of net wholesale revenues for each new product for a term of ten years from the date of first commercial sale or, in cases where at least one patent claim issues that covers the new product, until the applicable patent expires.

At the end of the term of the BDI Consulting Agreement, BDI shall have a perpetual right of first disclosure as to all new HOC products invented by the REM Group and their successors and the right of first refusal to purchase or license such products. Should BDI elect to acquire such new HOC intellectual property, BDI will be required to fund certain portions of the research and development costs and to pay the REM Group 3% of net revenues for those products for ten years if there is no patent issued for those products or for the term of any patent which covers the products.

If during the term of the BDI Consulting Agreement, BDI and the REM Group create new products, BDI will own all new HOC intellectual property arising from such joint products and BDI will fund the third party intellectual property prosecution costs and third party clinical trials related to such new products. However, the REM Group will fund a portion of the research and development costs for the new product. BDI will also pay the REM Group an amount equal to 5% of the net retail and 3% of the net wholesale revenues for each new product arising from any of these development programs. Such amounts will be payable for each product for a period of ten years from the date of first commercial sale of that product or, in cases where at least one patent claim issues that covers that product, until the applicable patent expires.

With respect to third party infringement and/or licensing activities, BDI will pay the REM Group 50% of such recoveries after payment of legal fees incurred in prosecution of third party claims, all patent prosecution and maintenance costs, and certain other amounts.

The parties must negotiate the terms of definitive agreements in order to close the transaction. There can be no assurance that the parties will be able to agree upon the terms and conditions of the required definitive agreements. However, the terms of the MOU shall automatically be extended month-to-month until a closing occurs.

Montgomery is a member of the board of directors of the Company. Also, one of the members of the REM Group is a party to a consulting agreement with the Company under which the Company pays $25,000 per month for teeth whitening consulting services. The existing consulting agreement will terminate when the BDI Consulting Agreement is signed.

Financing Arrangements for the MOU

On April 29, 2003 the Company, BDI, LCO and Montgomery entered into a letter agreement pursuant to which LCO and Montgomery agreed to loan a total of $3,000,000 to BDI to fund implementation of the MOU, including $2,750,000 for payments to Montgomery, and $250,000 for BDI working capital.

LCO is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and co-CEO of the Company, is Chairman of CAP Advisers Lmited. Cap America Limited is owned and controlled by LCO.

Pursuant to the letter agreement, LCO loaned its initial installment of $1,000,000 to BDI on May 9, 2003. BDI delivered a promissory note to LCO, with interest and principal due on May 9, 2008 (5 years from the date of the note). Interest accrues at 200 basis points above Libor as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days at 200 basis points above then current Libor.

Pursuant to the letter agreement and related documents, LCO will lend to BDI an additional $1,000,000 on similar terms upon closing of the definitive agreements for the MOU transaction, and Montgomery will lend BDI $1,000,000 on similar terms at the time certain other conditions specified in the MOU are met.

The notes issued and to be issued to LCO and Montgomery by BDI will be guaranteed by the Company. For their loans to BDI, LCO received 66,666 warrants to purchase Common Stock of the Company effective April 29, 2003, and will receive 66,667 warrants to purchase Common Stock upon closing of the definitive agreements for the MOU transaction. For his loan to BDI, Montgomery received 3,000 warrants to purchase Common Stock of the Company effective April 29, 2003, and will receive 66,667 warrants to purchase Common Stock at the time certain other conditions specified in the MOU are met. All warrants granted or to be granted to LCO and Montgomery will be exercisable at $15.00 per share. The shares of Common Stock underlying the warrants will be subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

         10.1 Loan Agreement between CAP America Trust and BriteSmile, Inc. dated May 7, 2003 (filed herewith).

         99.1 Certifications of John L. Reed, CEO, and John C. Dong, CFO, pursuant to Section 906 of The Sarbanes-Oxley Act Of
                 2002 (filed herewith).

         99.2 Earnings Release of BriteSmile, Inc. dated May 13, 2003 for the 13 week period ended March 29, 2003 (filed herewith).

         99.3 Press Release of BriteSmile, Inc. dated May 9, 2003 (filed herewith).

(B)  REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ John L. Reed                                     May 13, 2003
--------------------------------------               ------------
John L. Reed                                         Date
Chief Executive Officer



/s/ John C. Dong                                      May 13, 2003
--------------------------------------               -------------
John C. Dong                                         Date
Chief Financial Officer

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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


Date:    May 13, 2003
                                  /s/  John L. Reed
                                  ------------------------------
                                  John L. Reed
                                  Chief Executive Officer
                                  (Principal Executive Officer)

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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



Date:    May 13, 2003
                                  /s/  John C. Dong
                                  --------------------------
                                  John C. Dong
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)