Form 10-Q
period 2003-06-28
BRITESMILE INC
filed 2003-08-12
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 28, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number:        1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

               UTAH                                        87-0410364
--------------------------------------------- ----------------------------------
(State or other jurisdiction of incorporation (IRS employer identification no.)
               or organization)


                      490 North Wiget Lane
                    Walnut Creek, California                   94598
---------------------------------------------------------   --------------------
            (Address of principal executive offices)           (Zip Code)


                                 (925)941-6260
                (Issuer's telephone number, including area code)



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

Yes        __        No        X
                               --

The Company had 2,730,306 shares of common stock outstanding at July 30, 2003.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002..................................3

           Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended
           June 28, 2003 and June 29, 2002..................................................................................5

           Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
           June 28, 2003 and June 29, 2002, respectively....................................................................6

           Notes to Condensed Consolidated Financial Statements.............................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............................9

Item 3.   Qualitative and Quantitative disclosure about Market Risk.........................................................16

Item 4.   Controls and Procedures...........................................................................................16

Item 5.    Commitments and Contingencies....................................................................................16




PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.................................................................................................17

Item 2.   Changes in Securities.............................................................................................18

Item 3.  Default Upon Senior Securities.....................................................................................19

Item 4.  Submission of Matters to a Vote of Security Holders................................................................19

Item 5.   Other Information.................................................................................................19

Item 6.   Exhibits and Reports on Form 8-K..................................................................................21

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                                     June 28,             December 28,
                                                                                        2003                   2002
                                                                                 -----------------     ---------------------
            CURRENT ASSETS:
                Cash and cash equivalents                                        $          1,989      $          3,527

                  Trade accounts receivable, net of allowance
                     for doubtful accounts of $497 and $506,
                     respectively                                                           1,987                 2,364

                Inventories                                                                 2,226                 2,502

                Prepaid expenses and other                                                    719                   189
                                                                                 -----------------     ---------------------

                              Total current assets                                          6,921                 8,582
                                                                                 -----------------     ---------------------

            PROPERTY AND EQUIPMENT, net.                                                   18,625                20,289

            OTHER ASSETS                                                                    2,934                 2,228
                                                                                 -----------------     ---------------------

            TOTAL ASSETS                                                         $         28,480      $         31,099
                                                                                 =================     =====================



                       The accompanying notes to condensed
                    consolidated financial statements are an
                  integral part of these condensed consolidated
                              financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                                           June 28,            December 28,
                                                                                             2003                  2002
                                                                                    ---------------------    ---------------------
CURRENT LIABILITIES:
    Accounts payable                                                                $              5,398     $           4,793
    Accrued expenses                                                                               3,678                 4,604
    Deferred revenue                                                                                 998                   819
    Note payable to related party                                                                    500                   500
    Subordinated convertible debenture, net of discount                                                -                   749
     Accrued variable rent payable to EVL                                                          3,293                 2,150
    Capital lease obligation with related party.                                                     701                   701
                                                                                    ---------------------    ---------------------

                Total current liabilities                                                         14,568                14,316
                                                                                    ---------------------    ---------------------

Note payable to related party, less current portion & discount                                     1,161                 1,083
Line of credit borrowings                                                                          4,713                 4,714
Capital lease obligations with related party, less current portion                                 1,545                 1,885
Convertible 2% debenture                                                                           3,500                 3,500
Other long-term liabilities                                                                        1,698                 1,802
                                                                                    ---------------------    ---------------------

                Total long-term liabilities                                                       12,617                12,984
                                                                                    ---------------------    ---------------------

                Total liabilities                                                                 27,815                27,300
                                                                                    ---------------------    ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,662,794 and 2,428,464 shares issued and outstanding, respectively

                                                                                                      37                    36
    Additional paid-in capital                                                                   141,587               139,418
    Accumulated deficit                                                                        (140,329)              (135,655)
                                                                                    ---------------------    ---------------------

                Total shareholders' equity                                                         1,295                 3,799
                                                                                    ---------------------    ---------------------

Total liabilities and shareholders' equity                                          $             28,480     $          31,099
                                                                                    =====================    =====================



                       The accompanying notes to condensed
                    consolidated financial statements are an
                  integral part of these condensed consolidated
                              financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)
                                    Unaudited
                                   ..........

                                                               13 Weeks          13 Weeks         26 Weeks           26 Weeks
                                                                 Ended            Ended            Ended              Ended
                                                               June 28,          June 29,         June 28,           June 29,
                                                                  2003             2002             2003               2002
                                                           ---------------    -------------     -------------     -------------
REVENUES:
    Center whitening fees, net                             $       4,217      $     3,553       $      7,369      $      6,618

    Associated Center whitening fees, net                          5,644            6,265             10,550            11,466
    Product sales                                                  1,117            1,195              2,036             2,263
                                                           ---------------    -------------     -------------     -------------

        Total revenues, net                                       10,978           11,013             19,955            20,347
                                                           ---------------    -------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                                  4,043            3,924              7,537             7,542
    Selling, general and administrative   expenses                 7,713            8,266             13,219            16,134
    Research and development expenses                                 96              181                335               292
    Depreciation and amortization                                  1,608            1,507              3,194             2,991
                                                           ---------------    -------------     -------------     -------------

        Total operating costs and expenses                        12,920           13,878             24,285            26,959
                                                           ---------------    -------------     -------------     -------------

            Loss from operations                                  (1,942)          (2,865)            (4,330)           (6,612)
                                                           ---------------    -------------     -------------     -------------

        Total interest expense, net                                 (228)            (103)              (340)             (470)
                                                           ---------------    -------------     -------------     -------------

            Loss before income tax provision                      (2,170)          (2,968)            (4,670)           (7,082)


INCOME TAX PROVISION                                                   3               18                  4                36
                                                           ---------------    -------------     -------------     -------------

            Net loss                                       $      (2,173)     $    (2,986)      $     (4,674)     $     (7,118)
                                                           ===============    =============     =============     =============

BASIC AND DILUTED NET LOSS PER SHARE                       $        (0.88)    $     (1.23)      $      (1.91)     $   (2.93)
                                                           ===============    =============     =============     =============

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED
                                                             2,464,493          2,427,910          2,446,156          2,426,360
                                                           ===============    =============     =============     =============



           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                       consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                     26 Weeks Ended               26 Weeks Ended
                                                                                       June 28, 2003             June 29, 2002
                                                                                  ----------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $           (4,674)      $           (7,118)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             3,194                    2,991
     Increase in variable EVL deferred payments                                                1,143                        -
     Store closure accrual                                                                         -                     (331)
     Cost for issuance of stock warrants and stock options                                        82                      405
     Loss on disposal of assets                                                                  297                        -
     Interest on conversion of note payable                                                       10                        -
     Changes in assets and liabilities                                                          (902)                    (253)
                                                                                  ----------------------   -----------------------

          Net cash used in operating activities                                                 (850)                  (4,306)
                                                                                  ----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (1,829)                  (1,822)
                                                                                  ----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on line of credit                                                    (1)                     728
     Proceeds from debt financing                                                              1,500                        -
     Proceeds from common stock offering                                                           -                        -
     Principal payments on long-term debt                                                       (225)                    (229)
     Payments on capital lease obligations                                                      (340)                    (259)
     Proceeds from exercise of stock options                                                     207                      504
                                                                                  ----------------------   -----------------------

          Net cash provided by financing activities                                            1,141                      744
                                                                                  ----------------------   -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,538)                  (5,384)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                              3,527                    7,162
                                                                                  ----------------------   -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $            1,989       $            1,778
                                                                                  ======================   =======================




                       The accompanying notes to condensed
                    consolidated financial statements are an
                  integral part of these condensed consolidated
                              financial statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 28, 2003

1.         Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of June 28, 2003, the Company had 14 Centers and there were 4,799 Associated Centers in operation.

2.           Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks and 26 weeks ended June 28, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

The accompanying condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (specifically including the Centers) in which the Company has a controlling interest. The Company consolidates the operating results of the Centers as the Company has a controlling financial interest in the Centers in accordance with the criteria of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion #16 to Physician Practice Management Entities ("PPM") and Certain Other Entities with Contractual Management Arrangements." The agreements with the Centers are 30 year, non-terminable agreements that provide the Company a financial interest in the PPM and exclusive authority over all decision making other than the dispensing of dental services.

3.    Stock Based Compensation

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

                                                    26 Weeks Ended   26 Weeks Ended June
                                                     June 28, 2003              29, 2002
                                               -------------------- ---------------------

Loss as reported.........................      $             4,674  $              7,118
Compensation expense reported under APB25
                                                                $0                    $0
Compensation expense computed using fair
value method................................   $             1,531  $              1,698
                                               -------------------- ---------------------
Pro forma loss...........................      $             6,205  $              8,816
                                               ==================== =====================
Pro forma basic and diluted
   loss per share........................      $            (2.54)  $             (3.63)
                                               ==================== =====================

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002.

4.         Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding, less shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants and convertible notes payable have been excluded from the calculation of net loss per share, as their effect is anti-dilutive.

5.         Subsequent Events

CAP America Trust Center Loan

On May 7, 2003, Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may make drawings on account of the loan from time to time during the draw down period beginning on May 7, 2003 and ending on May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200bps over 1 year London Interbank Offered Rate ("LIBOR") after giving the Company 30 days notice. A variable fee payment based on the number of teeth whitening procedure performed at the Centers will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date. On July 26, 2003, the Company drew down $370,626 under the Center Loan with CAP America Trust.

LCO Investments Limited ("LCO") is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Anthony Pilaro, a director and Chairman of the Company, is also Chairman of CAP Advisers Limited. CAP America Limited is a co-trustee of CAP America Trust, the lender under the Center Loan described above. CAP America Limited is owned and controlled by LCO.

Acquisition of Certain Human Oral Care Intellectual Property

Effective July 1, 2003, the Company and its wholly owned subsidiary, BriteSmile Development, Inc. ("BDI"), entered into an Asset Purchase Agreement (the "APA") with R. Eric Montgomery ("Montgomery") and certain entities owned and controlled by him (collectively, the "REM Group"). Montgomery is a member of the board of directors of the Company.

Pursuant to the APA, on July 23, 2003 BDI acquired certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care ("HOC") for a purchase price of $5 million ($6 million under certain contingencies), plus a 50% participation interest in third party royalties and infringement recoveries relating to the HOC intellectual property to be acquired from the REM Group. In addition, the REM Group conveyed certain other HOC intellectual property, which is implicated by certain agreements between the Company, the REM Group and a third party to a new entity, Oraceutical Acquisition LLC, an entity owned and controlled by REM.

BDI agreed to the purchase price to the REM Group as follows:

     (i) $750,000 on May 9, 2003 in connection with the delivery to BDI of a license from the REM Group to certain patents for a static mixer device used in teeth whitening;

     (ii) $1,000,000 on July 23, 2003, in connection with the closing of the APA;

     (iii)66,667 shares of Common Stock of the Company (the "Payment Shares") issued to Montgomery on July 25, 2003; and

     (iv) for a period of up to 5 years, BDI will pay to Oraceutical Innovative Properties, ("OIP"), a REM Group member, 5% of worldwide net revenues of the Company for a whitening crayon or pen product currently referred to as "BriteSmile to Go," and 1% of worldwide net revenues of the Company or its affiliates for light activated teeth whitening or other in-office or chair side whitening procedures, until the aggregate of such payments, together with the initial cash payment of $1,750,000 and the value of the Payment Shares (calculated at $1,930,010) equals $5,000,000. BDI may be required to pay OIP an additional $1 million pursuant to the foregoing formula if REM Group fulfills certain contingencies, in which case the total purchase price to the REM Group will be $6 million. The foregoing net revenue payments will be paid in cash, or at the option of BDI, up to 50% of any payment amount may be made in the form of Common Stock of the Company (the "Net Revenue Payment Shares"). All Net Revenue Payment Shares, if and when issued by the Company, will be issued at the then current market price as quoted on Nasdaq, and the balance in cash. The payments are due on a quarterly basis, 15 days after the close of the Company's applicable fiscal quarter.

With respect to third party infringement and/or licensing activities, BDI will pay the REM Group 50% of such recoveries after payment of legal fees incurred in prosecution of third party claims, all patent prosecution and maintenance costs, and certain other amounts.

Financing Arrangements for the APA

On April 29, 2003 the Company, BDI, LCO, and Montgomery entered into a letter agreement pursuant to which LCO agreed to loan a total of $2,000,000 to BDI to fund a portion of the purchase price contemplated by the APA. The letter agreement was later terminated as to Montgomery.

LCO is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and Chairman of the Board of the Company, is Chairman of CAP Advisers Limited.

Pursuant to the letter agreement, LCO loaned $1,000,000 to BDI on May 9, 2003. BDI delivered a promissory note to LCO, with interest and principal due on May 9, 2008. Interest accrues at 200 basis points above the 1 year LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days.

Also, pursuant to the letter agreement and related documents, LCO loaned to BDI an additional $1,000,000 on similar terms on July 23, 2003, the closing date of the APA.

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share and have a five year life. The promissory notes issued to LCO by BDI were guaranteed by the Company. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. On May 9, 2003, warrants to purchase 66,666 shares were issued. The fair value of the warrants issued of $704,378 was recorded as a discount of the note and is being amortized over the life of the note to interest expense and is reflected in results as of June 28, 2003. The additional $1,000,000 loaned on July 23, 2003 also carried warrants to purchase 66,667 shares issued at an exercise price of $15.00 per share. The fair value of the warrants issued on July 23, 2003 is $1,829,789, which will be recorded in the third quarter 2003 as a discount of the Note and will be amortized over the life of the note to interest expense. The note has a contractual life of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Risk Factors

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Such forward-looking statements may be deemed to include information that is not historical. The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future, and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's 10-K Annual Reports filed with the SEC are inherent to doing business in the industry in which the Company operates, and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

     o Failure of the Company to secure additional financing to complete its plan for the rollout of a broad base of Associated Centers and for the introduction of additional retail whitening products;

     o Unproven market for the Company's new whitening products, whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods and newly introduced in-office bleaching methods;

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

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Revenue is subsequently recognized over the period that the whitening procedures (which can be performed utilizing the key cards and access codes) are performed, currently estimated at 22 days from the date of shipment. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center.

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

Inventory

Inventories are stated at the lower of cost or market. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. An impairment charge of $293,000 was recorded during the period related to the relocation of the Company's Houston Center to a new strategic location.

Store Closures

BriteSmile recorded significant reserves in connection with store closures made in prior years. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates.

Legal Contingencies

BriteSmile is currently a party to certain legal actions. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's condensed consolidated financial statement position taken as a whole. This conclusion has been developed in consultation with outside counsel handling

BriteSmile's defenses in the matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. The following table sets forth unaudited operating results for the thirteen week periods and twenty-six week periods ended June 28, 2003 and June 29, 2002, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.



                                                13 Weeks ended   13 Weeks ended   26 Weeks ended   26 Weeks ended
Income Statement Data:                          June 28, 2003    June 29, 2002    June 28, 2003    June 29, 2002
                                                --------------  ---------------  ---------------  ----------------
Revenues:
 Center whitening fees, net                            38.4%           32.3%           36.9%          32.5%
 Associated Center whitening fees, net                 51.4%           56.9%           52.9%          56.4%
 Product sales                                         10.2%           10.8%           10.2%          11.1%
                                                --------------  ---------------  ---------------  ----------------
  Total revenues, net                                 100.0%          100.0%          100.0%         100.0%
                                                --------------  ---------------  ---------------  ----------------

Operating Costs and Expenses:
 Operating and occupancy costs                         36.8%           35.6%           37.8%          37.1%
 Selling, general and administrative
expenses                                               65.3%           75.1%           66.2%          79.3%
 Research and development expenses                      0.9%            1.6%            1.7%           1.4%
 Depreciation and amortization                         14.7%           13.7%           16.0%          14.7%
                                                --------------  ---------------  ---------------  ----------------
  Total operating costs and expenses                  117.7%          126.0%          121.7%         132.5%
                                                --------------  ---------------  ---------------  ----------------

Loss from operations                                  -17.7%          -26.0%          -21.7%         -32.5%
                                                --------------  ---------------  ---------------  ----------------

Interest expense, net                                  -2.1%           -0.9%           -1.7%          -2.3%
                                                --------------  ---------------  ---------------  ----------------

Loss before income tax provision                      -19.8%          -26.9%          -23.4%         -34.8%
Provision for income taxes                              0.0%            0.2%            0.0%           0.2%
                                                --------------  ---------------  ---------------  ----------------
Net Loss                                              -19.8%          -27.1%          -23.4%         -35.0%
                                                ==============  ===============  ===============  ================

The following are explanations of significant period-to-period changes for the 13 weeks ended June 28, 2003 compared to June 29, 2002:

Revenues

Total Revenues, net. Total revenues decreased by $35,000, or 0.32%, and were equivalent for the 13 weeks ended June 28, 2003, to the $11.0 million achieved for the 13 weeks ended June 29, 2002.

Center Whitening Fees, net. Center whitening fees increased by $664,000, or 18.69%, to $4.2 million for the 13 weeks ended June 28, 2003, from $3.6 million for the 13 weeks ended June 29, 2002. The number of procedures performed in the Centers increased by 11.62% to 8,839 in the second quarter of 2003, compared to 7,919 in the same quarter of 2002.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $621,000, or 9.91%, to $5.6 million for the 13 weeks ended June 28, 2003, from $6.3 million for the 13 weeks ended June 29, 2002. This decrease was due to the sale of fewer procedures in the 13 weeks ended June 28, 2003 compared to the 13 weeks ended June 29, 2002. The number of procedures sold in the Associated Centers decreased 3.45% to 34,565 procedures in the second quarter of 2003 compared to 35,800 procedures in the same quarter of 2002. Domestic Associated Center whitening procedures were 25,125 in the 13 weeks ended June 28, 2003 compared to 27,970 in the same quarter of 2002. International Associated Center whitening procedures were 9,440 in the 13 weeks ended June 28, 2003 compared to 7,830 in the same quarter of 2002.

Product Sales. Product sales decreased by $78,000 or 6.53% to $1.1 million for the 13 weeks ended June 28, 2003, from $1.2 million for the 13 weeks ended June 29, 2002. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers. This decline in product sales (post-whitening maintenance products) relates to fewer domestic whitening procedures performed for the 13 weeks ended June 28, 2003 than in the same quarter of 2002.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $4.0 million or 36.8% as a percentage of revenues for the thirteen weeks ended June 28, 2003, compared to $3.9 million or 35.6% as a percentage of revenues in the thirteen weeks ended June 29, 2002. This increase was primarily due to a $293,000 non-cash charge related to the relocation of the Company's Houston Spa to a new strategic location in the Houston Galleria.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.2 million or 65.3% as a percentage of revenue for the second quarter of 2003, compared to $8.3 million or 75.1% in the corresponding period in 2002. The $1.1 million decrease is due to lower advertising costs and reflects the Company's continued commitment to improve its marketing efficiency. The Company expects that its cost containment efforts will continue throughout fiscal 2003, although no guarantee of such can be given.

Research and Development Expenses. Research and development expenses decreased to $96,000 or 0.9% as a percentage of revenue for the thirteen weeks ended June 28, 2003 compared to $181,000 or 1.6% as a percentage of revenue in the corresponding period in 2002. The expense incurred in 2003 was primarily related to consulting fees relating to product development, whereas the expenses in 2002 were a mixture of consulting and product efficacy studies.

Depreciation and Amortization. Depreciation and amortization increased to $1.6 million or 14.7% as a percentage of revenue for the second quarter of 2003 compared to $1.5 million or 13.7% as a percentage of revenue in the corresponding period in 2002. The increase of $101,000 in depreciation and amortization expense for the second quarter of 2003 is the result of a greater number of light-activated whitening devices in operation as a result of the increase in the number of active Associated Centers, along with conversions of domestic units for use in International markets.

Interest Expense, net. Interest expense, net increased to $228,000 or 2.1% as a percentage of revenue for the second quarter of 2003 compared to interest expense, net of $103,000 or 0.9% as a percentage of revenue in the corresponding quarter of 2002. Higher interest expense, due to increased level of borrowing in connections with infrastructure improvements, account for the quarter over quarter increase.

The following are explanations of significant period-to-period changes for the 26 weeks ended June 28, 2003 and June 29, 2002:

Revenues

Total Revenues. Total revenues decreased by $392,000, or 1.93%, to $20.0 million for the 26 weeks ended June 28, 2003, from $20.3 million for the 26 weeks ended June 29, 2002.

Center Whitening Fees. Center whitening fees increased by $751,000, or 11.35%, to 7.4 million for the 26 weeks ended June 28, 2003, from $6.6 million for the 26 weeks ended June 29, 2002. The number of procedures performed in the Centers increased by 5.53% to 15,586 for the 26 weeks ended June 28, 2003, compared to 14,769 for the same period of 2002.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $916,000, or 7.99%, to $10.6 million for the 26 weeks ended June 28, 2003, from $11.5 million for the 26 weeks ended June 29, 2002. There were 4,799 Associated Centers at the end of the 26 weeks ended June 28, 2003 compared to 4,404 Associated Centers that were in operation at the end of the 26 weeks ended June 29, 2002. The number of procedures sold in the Associated Centers decreased 6.35% to 62,805 procedures in the 26 weeks ended June 28, 2003 compared to 67,060 procedures in the same period of 2002. Domestic Associated Center whitening procedures totaled 47,420 in the 26 weeks ended June 28, 2003 compared to 54,665 in the same period of 2002. International Associated Center whitening procedures were 15,385 in the 26 weeks ended June 28, 2003 compared to 12,395 in the same period of 2002. While the Company continues to execute its strategy of expanding distribution both domestically and internationally through the dental practice channel (Associated Centers), the Company has taken efforts domestically to terminate and replace dental practices that are not assisting the Company in achieving its plans. As a result, the number of domestic Associated Centers has decreased from 3,372 at June 29, 2002 to 3,158 at June 28, 2003.

Product Sales. Product sales decreased by $227,000 to $2.0 million for the 26 weeks ended June 28, 2003, from $2.3 million for the 26 weeks ended June 29, 2002. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers. This decline in product sales (post-whitening maintenance products) relates to fewer domestic whitening procedures performed for the 26 weeks ended June 28, 2003 than in the same period of 2002.


Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $7.5 million or 37.8% as a percentage of revenues for the twenty-six weeks ended June 28, 2003, compared to $7.5 million or 37.1% as a percentage of revenue in the twenty-six weeks ended June 29, 2002. Operating costs includes costs of goods sold; lease financing costs for the Associated Centers, and the operating and occupancy costs for the Centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $13.2 million or 66.2% as a percentage of revenue for the twenty-six weeks ended June 28, 2003 compared to $16.1 million or 79.3% as a percentage of revenue in the corresponding period in 2002. The $3.0 million decrease is due to lower advertising costs, reflecting, the Company's continued commitment to improve its marketing efficiency. The Company expects that cost containment efforts will continue throughout fiscal 2003, although no guarantee of such can be given.

Research and Development Expenses. Research and development expenses of $335,000 were 1.7% as a percentage of revenue for the twenty-six weeks ended June 28, 2003 compared to $292,000 or 1.4% as a percentage of revenue in the corresponding period in 2002. This expense is primarily due to development of new products to expand our leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased to $3.2 million or 16.0% as a percentage of revenue for the twenty-six weeks ended June 28, 2003 compared to $3.0 million or 14.7% as a percentage of revenue in the corresponding period in 2002. The increase of $203,000 in depreciation and amortization expense to $3.2 million for the twenty-six weeks ended June 28, 2003 is the result of a greater number of light activated whitening devices in operation internationally as a result of the increase in the number of active Associated Centers.

Interest Expense, net. Interest expense, net decreased to $340,000 or 1.7% as a percentage of revenue for the twenty-six weeks ended June 28, 2003 compared to interest expense, net of $470,000 or 2.3% as a percentage of revenue in the corresponding period of 2002.

Net Loss. The net loss decreased $2.4 million to $4.7 million for the twenty-six weeks ended June 28, 2003 compared to a net loss of $7.1 million in the corresponding period of 2002. This represents a 34.34% improvement due to a combination of the factors described above. The net loss per share for the twenty-six weeks ended June 28, 2003 was ($1.91) versus ($2.93) reported for the same period of 2002.

Liquidity and Capital Resources

To date, the Company has yet to achieve profitability. The Company does not expect to be profitable in 2003. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company also has developed a contingency plan in anticipation of prolonged negative business impact resulting from the stagnant economy. The Company's principal sources of liquidity have been proceeds from issuance of common stock and debt. At June 28, 2003, the Company had $2.0 million in cash and borrowing capacity under lines of credit totaling $4.3 million.

The Company obtained the following additional borrowing availability during 2003:

o $1.5 million increase, effective January 2003, in the Credit Agreements with CAP Advisers. The increase is specifically for international capital expenditures. On July 22, 2003, the Company drew down $635,253 under this credit facility.
o $2.5 million Center Loan with CAP America Trust. This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million). On July 26, 2003, the Company drew down $370,626 under the Center Loan.

The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations for the next twelve months.


o In addition to the line of credit facilities, the Company entered into a financing agreement with LCO Investment Limited, as follows:

           On April 29, 2003, the Company's principal shareholder, LCO Investments Limited ("LCO") agreed to lend the Company's wholly-owned subsidiary, BriteSmile Development, Inc. ("BDI") up to $2 million for the acquisition of certain of the human oral care intellectual property of R. Eric Montgomery, a director of the Company and his affiliates (collectively, "REM").

           Pursuant to this agreement, LCO loaned $1,000,000 to BDI on May 9, 2003. BDI delivered a promissory note to LCO, with interest and principal due on May 9, 2008. Interest accrues at 200 basis points above the LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days at 200 basis points above then current LIBOR.

           Also pursuant to this agreement, LCO loaned to BDI an additional $1,000,000 on similar terms on July 23, 2003, as part of the purchase consideration to REM.

           The promissory notes issued to LCO by BDI are not convertible by their terms into shares of Company Common Stock. However, for its loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share. The warrants are exercisable for a period of 5 years and remain outstanding and unexercised. The Company guaranteed the promissory notes issued to LCO by BDI. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company.

           In conjunction with the initial installment of $1,000,000 from LCO to BDI on May 9, 2003, warrants to purchase 66,666 shares were issued a.

           The fair value of the 66,666 warrants issued of $704,378 was recorded in the June 28, 2003 results as a discount of the note and is being amortized over the life of the note to interest expense.

           The fair value of the warrants issued on July 23, 2003 is $1,829,789, which will be recorded in the third quarter of 2003 as a discount of the note and will be amortized over the life of the note to interest expense. The note has a contractual life of five years.




Cash flows used in operations decreased by $3.5 million to ($850,000) for the twenty-six weeks ended June 28,2003 from ($4.3 million) during the second quarter of 2002, primarily due to the decrease in the net loss and the deferral of principal payment on debt.

Cash provided by financing activities were $1.1 million for the twenty-six weeks ended June 28, 2003, compared to $744,000 for the same period in 2002. During the second quarter of 2003, the Company received $1 million financing from LCO for BDI in connection with its acquisition of human oral care intellectual property.


Capital expenditures were $1.8 million for the twenty-six weeks ended June 28, 2003, compared to $1.8 million for the same period in 2002. In 2002, capital expenditures related primarily to the purchase of light activated whitening devices. For the twenty-six weeks ended June 28, 2003, capital expenditures represented either the purchase of new light activated devices or the conversion of old devices for use in the Company's international markets, and the launch of new Company initiatives.

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

ITEM 5.              COMMITMENTS AND CONTINGENCIES

See the discussion of certain legal proceedings pending against the Company and/or its affiliates, set forth under Part II, Item 1 of this report and incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, on July 8, 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. On February 28, 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortious interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

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

The Company has commenced discovery concerning the claims and defenses asserted in the Discus Patent Litigation, and has responded to discovery requests from Discus.

Salim Nathoo v. BriteSmile Leasing. On March 6, 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company in the New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money, and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. The Company has filed an answer to the complaint, together with counterclaims alleging the same causes of action as in the Company's California litigation against Nathoo.

On May 21, 2003, the court ordered that the case be transferred to California. On July 2, 2003, the case was consolidated with the Discus Patent Litigation in California.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. On April 23, 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

On May 31, 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was revoked during 1999) and using BriteSmile's names and marks in a fashion not permitted by the distributor agreement.

The primary defense to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, Smile has no rights to market and sell the Company's current light activated in-office whitening products and cannot claim damages for BriteSmile's marketing of its light activated system in the exclusive territory described in the distributor agreement.
Discovery is proceeding; both parties have produced documents.

BriteSmile v. Discus Dental, filed in Contra Costa County Superior Court, California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act - Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing certain of the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. On June 27, 2002, Discus filed a demurrer to the Company's complaint, challenging the legal sufficiency of the complaint. On June 30, 2002, the court ruled that the Company would be able to pursue its claims as alleged in the complaint except for the second cause of action alleging negligent interference with contractual relationship.

This case was stayed on March 11, 2003 and will remain stayed until a status conference scheduled for September 2003.

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's Chairman. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $767,818.18. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses, and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract, including failure to return Company files, and failure to inform the Company that Dr. Salim Nathoo had been working for Discus Dental in violation of Dr. Nathoo's agreement with the Company.

Discovery proceedings have commenced.


ITEM 2.      CHANGES IN SECURITIES

During the period March 30, 2003 to June 28, 2003, the Company granted to key employees under its 1997 Plan non-qualified options to purchase an aggregate of 30,134 shares of the Company's common stock, at exercise prices ranging from $11.48 to $27.01 per share. The options vest over a period of time following their respective dates of grant.

For all option grants, the Company claimed exemption from registration under the Securities Act of 1933 in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

On November 20, 2002, the Company sold to two investors in a private placement 2% convertible notes that are due and payable on November 20, 2005 (the "November 2002 Notes") in a private placement. The November 2002 Notes are convertible into shares of common stock of the Company at a conversion rate of $6.00 per share. The two investors, who purchased the November 2002 Notes, both affiliates of the Company, are: LCO Investments Limited ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company, John L. Reed, funded an additional $500,000 in April 2003 under the same terms; pursuant to his commitment to fund that amount dated November 20, 2002. Mr. Reed converted his $500,000 note into shares of Common Stock of the Company on June 17, 2003. LCO Investments Limited ("LCO") is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. John L. Reed is a shareholder, the Chief Executive Officer, and a director of the Company. Mr. Peters is a shareholder and a director of the Company.

In April 2003, in connection with the financing of the Asset Purchase Agreement with R. Eric Montgomery and his affiliates described below, the Company granted to LCO warrants to purchase an aggregate of 66,667 shares of common stock of the Company at $15.00 per share (see "Acquisition of Certain Human Oral Care Intellectual Property," below).

All issuances and sales of the Company's Common Stock in connection with the placement of the November 2002 Notes, the conversion of Mr. Reed's note into shares of Common Stock, and the grant of warrants to LCO as described above, were made in private transactions, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission there under. Each person acquired the shares for investment purposes only, with no present intent to distribute the securities. The certificates representing the shares issued were subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION.

CAP America Trust Center Loan

On May 7, 2003, Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may make drawings on account of the loan from time to time during the draw down period beginning on May 7, 2003 and ending on May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200bps over 1 year London Interbank Offered Rate ("LIBOR") after giving the Company 30 days notice. A variable fee payment based on the number of teeth whitening procedure performed at the Centers will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date.
LCO Investments Limited ("LCO") is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Anthony Pilaro, a director and co-CEO of the Company, is also Chairman of CAP Advisers Limited. CAP America Limited is a co-trustee of CAP America Trust, the lender under the Center Loan described above. CAP America Limited is owned and controlled by LCO.

Acquisition of Certain Human Oral Care Intellectual Property

Effective July 1, 2003, the Company and its wholly owned subsidiary, BriteSmile Development, Inc. ("BDI"), entered into an Asset Purchase Agreement (the "APA") with R. Eric Montgomery ("Montgomery") and certain entities owned and controlled by him (collectively, the "REM Group"). Montgomery is a member of the board of directors of the Company.

Pursuant to the APA, BDI acquired certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care ("HOC") for a purchase price of $5 million ($6 million under certain contingencies), plus a 50% participation interest in third party royalties and infringement recoveries relating to the HOC intellectual property acquired from the REM Group. In addition, the REM Group conveyed certain other HOC intellectual property, which is implicated by certain agreements between the

Company, the REM Group and a third party to a new entity, Oraceutical Acquisition LLC, an entity owned and controlled by REM.

BDI agreed to pay purchase price to the REM Group as follows:

     (i) $750,000 on May 9, 2003 in connection with the delivery to BDI of a license from the REM Group to certain patents for a static mixer device used in teeth whitening;

     (ii) $1,000,000 on July 23, 2003, in connection with the closing of the APA;

     (iii)66,667 shares of Common Stock of the Company (the "Payment Shares") issued to Montgomery on July 25, 2003; and

     (iv) for a period of up to 5 years, BDI will pay to Oraceutical Innovative Properties, ("OIP"), a REM Group member, 5% of worldwide net revenues of the Company for a whitening crayon or pen product currently referred to as "BriteSmile to Go," and 1% of worldwide net revenues of the Company or its affiliates for light activated teeth whitening or other in-office or chair side whitening procedures, until the aggregate of such payments, together with the initial cash payment of $1,750,000 and the value of the Payment Shares (calculated at $1,930,010) equals $5,000,000. BDI may be required to pay OIP an additional $1 million pursuant to the foregoing formula if REM Group fulfills certain contingencies, in which event the total purchase price would be $6 million. The foregoing net revenue payments will be paid in cash, or at the option of BDI, up to 50% of any payment amount may be made in the form of Common Stock of the Company (the "Net Revenue Payment Shares"). All Net Revenue Payment Shares, if and when issued by the Company, will be issued at the then current market price as quoted on Nasdaq, and the balance in cash. The payments are due on a quarterly basis, 15 days after the close of the Company's applicable fiscal quarter.

With respect to third party infringement and/or licensing activities, BDI will pay the REM Group 50% of such recoveries after payment of legal fees incurred in prosecution of third party claims, all patent prosecution and maintenance costs, and certain other amounts.

Financing Arrangements for the APA

On April 29, 2003 the Company, BDI, LCO, and Montgomery entered into a letter agreement pursuant to which LCO agreed to loan a total of $2,000,000 to BDI to fund a portion of the purchase price contemplated by the APA. The letter agreement was later terminated as to Montgomery.

LCO is the Company's major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and Chairman of the Board of the Company, is Chairman of CAP Advisers Limited.

Pursuant to the letter agreement, LCO loaned $1,000,000 to BDI on May 9, 2003. BDI delivered a promissory note to LCO, with interest and principal due on May 9, 2008. Interest accrues at 200 basis points above the 1 year LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days.

Also, pursuant to the letter agreement, LCO loaned to BDI an additional $1,000,000 on similar terms on July 23, 2003, the closing date of the APA.

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share and have a five year life. The promissory notes issued to LCO by BDI were guaranteed by the Company. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. On May 9, 2003, warrants to purchase 66,666 shares were issued. The fair value of the warrants issued of $704,378 was recorded as a discount of the note and is being amortized over the life of the note to interest expense and is reflected in results as of June 28, 2003. The additional $1,000,000 loaned on July 23, 2003 also carried warrants to purchase 66,667 shares issued at an exercise price of $15.00 per share. The fair value of the warrants issued on July 23, 2003 is $1,829,789, which will be recorded in the third quarter 2003 as a discount of the Note and will be amortized over the life of the note to interest expense. The note has a contractual life of five years.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     10.1 Note Purchase Agreement dated as of April 29, 2003 between the Company and LCO Investments Limited (filed herewith).

     10.2 Asset Purchase Agreement dated as of July 1, 2003 by and among R. Eric Montgomery, Oraceutical Innovative Properties LLC, Oraceutical LLC, a and Oraceutical Acquisition LLC, and, on the other hand, the Company and BriteSmile Development, Inc., (filed herewith). Portions of this document have been redacted by the Company pursuant to a request for confidential treatment filed or to be filed with the Securities and Exchange Commission.

     10.3 Consulting Agreement dated as of July 1, 2003 between BriteSmile Development, Inc. and the Company, on one hand, and Oraceutical LLC, Oraceutical Innovative Properties LLC and R. Eric Montgomery, on the other hand (filed herewith).


     31 Certifications of John L. Reed, CEO and John C. Dong, CFO (filed herewith)

     32 Certifications of John L. Reed, CEO, and John C. Dong, CFO, pursuant to Section 906 of TheSarbanes-Oxley Act Of 2002 (filed herewith).


     99.1 Earnings Release of BriteSmile, Inc. dated August 7, 2003 for the 26 week period ended June 28, 2003 (filed herewith).

     99.2 Transcript of Earnings Conference Call of the Company held on August 7, 2003 (filed herewith).

(B) REPORTS ON FORM 8-K

           On May 20, 2003, the Company filed a Current Report on Form 8-K for the purpose of reporting its financial results for the first quarter ended March 28, 2003, including the transcript of the Earnings Conference Call of the Company held on May 15th, 2003.




              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John L. Reed                                              August 12, 2003
--------------------------------------------                  ---------------
John L. Reed                                                  Date
Chief Executive Officer



/s/ John C. Dong                                               August  12, 2003
--------------------------------------------                  -----------------
John C. Dong                                                  Date
Chief Financial Officer