Form 10-Q/A
period 2003-06-30
BRITESMILE INC
filed 2003-10-31
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 28, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number:        1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

                 UTAH                                     87-0410364
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
               or organization)


       490 North Wiget Lane
     Walnut Creek, California                           94598
-----------------------------------------   ------------------------------
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

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 28, 2003, is filed for the sole purpose of correcting the following two typographic errors: (i) page 4, Balance Sheet, Liabilities and Shareholders Equity: Total Liabilities for the period ended June 28, 2003 is corrected to read $27,185; (ii) page 5, Statements of Operations: Selling, General and Administrative for the 13 weeks ended June 28, 3003 is corrected to read $7,173.

No other changes have been made to the Form 10-Q as originally filed with the SEC on August 12, 2003.



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

Item 6.   Exhibits and Reports on Form 8-K..................................................................................21

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                                              (Unaudited)

                                                                                      June 28,             December 28,
                                                                                        2003                   2002
                                                                                 -----------------     ---------------------
            CURRENT ASSETS:
                Cash and cash equivalents                                        $          1,989      $          3,527

                  Trade accounts receivable, net of allowance
                     for doubtful accounts of $497 and $506,
                     respectively                                                           1,987                 2,364

                Inventories                                                                 2,226                 2,502

                Prepaid expenses and other                                                    719                   189
                                                                                 -----------------     ---------------------

                              Total current assets                                          6,921                 8,582
                                                                                 -----------------     ---------------------
                                                                                 -----------------     ---------------------

            PROPERTY AND EQUIPMENT, net.                                                   18,625                20,289

            OTHER ASSETS                                                                    2,934                 2,228
                                                                                 -----------------     ---------------------
                                                                                 -----------------     ---------------------

            TOTAL ASSETS                                                         $         28,480      $         31,099
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

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                                           June 28,            December 28,
                                                                                             2003                  2002
                                                                                    ---------------------    ---------------------
CURRENT LIABILITIES:
    Accounts payable                                                                $              5,398     $           4,793
    Accrued expenses                                                                               3,678                 4,604
    Deferred revenue                                                                                 998                   819
    Note payable to related party                                                                    500                   500
    Subordinated convertible debenture, net of discount                                                -                   749
     Accrued variable rent payable to EVL                                                          3,293                 2,150
    Capital lease obligation with related party.                                                     701                   701
                                                                                    ---------------------    ---------------------

                Total current liabilities                                                         14,568                14,316
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

Note payable to related party, less current portion & discount                                     1,161                 1,083
Line of credit borrowings                                                                          4,713                 4,714
Capital lease obligations with related party, less current portion                                 1,545                 1,885
Convertible 2% debenture                                                                           3,500                 3,500
Other long-term liabilities                                                                        1,698                 1,802
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

                Total long-term liabilities                                                       12,617                12,984
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

                Total liabilities                                                                 27,185                27,300
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,662,794 and 2,428,464 shares issued and outstanding, respectively

                                                                                                      37                    36
    Additional paid-in capital                                                                   141,587               139,418
    Accumulated deficit                                                                         (140,329)              (135,655)
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

                Total shareholders' equity                                                         1,295                 3,799
                                                                                    ---------------------    ---------------------
                                                                                    ---------------------    ---------------------

Total liabilities and shareholders' equity                                          $             28,480     $          31,099
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

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)
                                    Unaudited

                                                      13 Weeks             13 Weeks             26 Weeks            26 Weeks
                                                        Ended                Ended                Ended               Ended
                                                      June 28,             June 29,             June 28,            June 29,
                                                         2003                2002                 2003                2002
                                                   ---------------- --------------------  ------------------  ------------------
REVENUES:
    Center whitening fees, net                     $        4,217   $            3,553    $           7,369   $           6,618
    Associated Center whitening fees, net                   5,644                6,265               10,550              11,466
    Product sales                                           1,117                1,195                2,036               2,263
                                                   ---------------- --------------------  ------------------  ------------------

        Total revenues, net                                10,978               11,013               19,955              20,347
                                                   ---------------- --------------------  ------------------  ------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                           4,043                3,924                7,537               7,542
    Selling, general and administrative expenses            7,173                8,266               13,219              16,134
    Research and development expenses                          96                  181                  335                 292
    Depreciation and amortization                           1,608                1,507                3,194               2,991
                                                   ---------------- --------------------  ------------------  ------------------

        Total operating costs and expenses                 12,920               13,878               24,285              26,959
                                                   ---------------- --------------------  ------------------  ------------------

            Loss from operations                           (1,942)              (2,865)              (4,330)             (6,612)
                                                   ---------------- --------------------  ------------------  ------------------

        Total interest expense, net                          (228)                (103)                (340)               (470)
                                                   ---------------- --------------------  ------------------  ------------------

            Loss before income tax provision               (2,170)              (2,968)              (4,670)             (7,082)


INCOME TAX PROVISION                                            3                   18                    4                  36
                                                   ---------------- --------------------  ------------------  ------------------
            Net loss                               $       (2,173)  $           (2,986)   $          (4,674)  $          (7,118)
                                                   ================ ====================  ==================  ==================

BASIC AND DILUTED NET LOSS PER SHARE               $        (0.88)  $            (1.23)   $           (1.91)  $           (2.93)
                                                   ================ ====================  ==================  ==================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED             2,464,493            2,427,910            2,446,156            2,426,360
                                                   ================ ====================  ==================  ==================



           The accompanying notes to condensed consolidated financial statements are an integral part of these condensed
                       consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                    26 Weeks Ended              26 Weeks Ended
                                                                                        June 28, 2003            June 29, 2002
                                                                                    ----------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $                       $           (7,118)
                                                                                                (4,674)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                               3,194                   2,991
     Increase in variable EVL deferred payments                                                  1,143                       -
     Store closure accrual                                                                           -                    (331)
     Cost for issuance of stock warrants and stock options                                          82                     405
     Loss on disposal of assets                                                                    297                       -
     Interest on conversion of note payable                                                         10                       -
     Changes in assets and liabilities                                                            (902)                   (253)
                                                                                    ----------------------  -----------------------

          Net cash used in operating activities                                                   (850)                 (4,306)
                                                                                    ----------------------  -----------------------
                                                                                    ----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                         (1,829)                 (1,822)
                                                                                    ----------------------  -----------------------
                                                                                    ----------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on line of credit                                                      (1)                    728
     Proceeds from debt financing                                                                1,500                       -
     Proceeds from common stock offering                                                             -                       -
     Principal payments on long-term debt                                                         (225)                   (229)
     Payments on capital lease obligations                                                        (340)                   (259)
     Proceeds from exercise of stock options                                                       207                     504
                                                                                    ----------------------  -----------------------
                                                                                    ----------------------  -----------------------

          Net cash provided by financing activities                                              1,141                     744
                                                                                    ----------------------  -----------------------
                                                                                    ----------------------  -----------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,538)                 (5,384)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                                3,527                   7,162
                                                                                    ----------------------  -----------------------
                                                                                    ----------------------  -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                      $            1,989      $            1,778
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

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share and have a five year life. The promissory notes issued to LCO by BDI were guaranteed by the Company. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. On May 9, 2003, warrants to purchase 66,666 shares were issued. The fair value of the warrants issued of $704,378 was recorded as a discount of the note, and is being amortized over the life of the note to interest expense and is reflected in results as of June 28, 2003. The additional $1,000,000 loaned on July 23, 2003 also carried warrants to purchase 66,667 shares issued at an exercise price of $15.00 per share. The fair value of the warrants issued on July 23, 2003 is $1,829,789, which will be recorded in the third quarter 2003 as a discount of the Note and will be amortized over the life of the note to interest expense. The note has a contractual life of five years.



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


                                               13 Weeks ended   13 Weeks ended   26 Weeks ended   26 Weeks ended
                                               June 28, 2003     June 29, 2002     June 28, 2003    June 29, 2002
                                               -------------    --------------   ---------------  ---------------
Income Statement Data:

Revenues:
 Center whitening fees, net                            38.4%             32.3%             36.9%            32.5%
 Associated Center whitening fees, net                 51.4%             56.9%             52.9%            56.4%
 Product sales                                         10.2%             10.8%             10.2%            11.1%
                                               -------------    --------------   ---------------  ---------------
  Total revenues, net                                 100.0%            100.0%            100.0%           100.0%
                                               -------------    --------------   ---------------  ---------------

Operating Costs and Expenses:
 Operating and occupancy costs                         36.8%             35.6%             37.8%            37.1%
 Selling, general and administrative
expenses                                               65.3%             75.1%             66.2%            79.3%
 Research and development expenses                      0.9%              1.6%              1.7%             1.4%
 Depreciation and amortization                         14.7%             13.7%             16.0%            14.7%
                                               -------------    --------------   ---------------  ---------------
  Total operating costs and expenses                  117.7%            126.0%            121.7%           132.5%
                                               -------------    --------------   ---------------  ---------------

Loss from operations                                  -17.7%            -26.0%            -21.7%           -32.5%
                                               -------------    --------------   ---------------  ---------------

Interest expense, net                                  -2.1%             -0.9%             -1.7%            -2.3%
                                               -------------    --------------   ---------------  ---------------

Loss before income tax provision                      -19.8%            -26.9%            -23.4%           -34.8%
Provision for income taxes                              0.0%              0.2%              0.0%             0.2%
                                               -------------    --------------   ---------------  ---------------
Net Loss                                              -19.8%            -27.1%            -23.4%           -35.0%
                                               ===============  ===============  ===============  ================

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased significantly to $13.2 million or 66.2% as a percentage of revenue for the twenty-six weeks ended June 28, 2003 compared to $16.1 million or 79.3% as a percentage of revenue in the corresponding period in 2002. The $3.0 million decrease is due to lower advertising costs, reflecting the Company's continued commitment to improve its marketing efficiency. The Company expects that cost containment efforts will continue throughout fiscal 2003, although no guarantee of such can be given.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1 Note Purchase Agreement dated as of April 29, 2003 between the Company and LCO Investments Limited (previously filed as Exhibit 10.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein).

10.2 Asset Purchase Agreement dated as of July 1, 2003 by and among R. Eric Montgomery, Oraceutical Innovative Properties LLC, Oraceutical LLC, a and Oraceutical Acquisition LLC, and, on the other hand, the Company and BriteSmile Development, Inc., (previously filed as Exhibit 10.2 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein). Portions of this document have been redacted by the Company pursuant to a request for confidential treatment filed or to be filed with the Securities and Exchange Commission.

10.3 Consulting Agreement dated as of July 1, 2003 between BriteSmile Development, Inc. and the Company, on one hand, and Oraceutical LLC, Oraceutical Innovative Properties LLC and R. Eric Montgomery, on the other hand (previously filed as Exhibit 10.3 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein).

31        Certifications of John L. Reed, CEO and John C. Dong,
          CFO (filed herewith)

32 Certifications of John L. Reed, CEO, and John C. Dong, CFO, pursuant to Section 906 of TheSarbanes-Oxley Act Of 2002 (filed herewith).

99.1 Earnings Release of BriteSmile, Inc. dated August 7, 2003 for the 26 week period ended June 28, 2003 (previously filed as Exhibit 99.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein).

99.2 Transcript of Earnings Conference Call of the Company held on August 7, 2003 (previously filed as Exhibit 99.2 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein).

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

BRITESMILE, INC.

/s/ John L. Reed                                              October 27, 2003
--------------------------------------------                  ------------------
John L. Reed                                                  Date
Chief Executive Officer



 /s/ John C. Dong                                             October 27, 2003
--------------------------------------------                  ------------------
John C. Dong                                                  Date
Chief Financial Officer