Form 10-Q/A
period 2003-06-28
BRITESMILE INC
filed 2003-11-17
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 28, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

                  UTAH                                87-0410364
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
                   or organization)


          490 North Wiget Lane
        Walnut Creek, California                        94598
----------------------------------------  -----------------------------------
(Address of principal executive offices)             (Zip Code)


                                 (925)941-6260
                (Issuer's telephone number,including area code)



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

This amendment No. 2 to the Company's Quarterly Report on Form 10Q for the 13 and 26 weeks ended June 28, 2003, is filed for the purpose of correcting an error in the financial statements as discussed in Note 7 to the Condensed Consolidated Financial Statements. This amendment incorporates certain revisions to disclosures, but is not intended to update information presented in this quarterly report as originally filed, except where specifically noted.


                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 28, 2003 (As Restated)
         and December 28, 2002............................................................................3

         Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended
         June 28, 2003 (As Restated) and June 29, 2002....................................................5

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
         June 28, 2003 (As Restated) and June 29, 2002, respectively......................................6

         Notes to Condensed Consolidated Financial Statements.............................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........12

Item 3.   Qualitative and Quantitative disclosure about Market Risk.......................................19

Item 4.   Controls and Procedures.........................................................................19

Item 5.    Commitments and Contingencies..................................................................19




PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings...............................................................................20

Item 2.   Changes in Securities...........................................................................21

Item 3.  Default Upon Senior Securities...................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders..............................................22

Item 5.   Other Information...............................................................................22

Item 6.   Exhibits and Reports on Form 8-K................................................................24

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                   (Unaudited)


                                                                         June 28,         December 28,
                                                                           2003               2002
                                                                      (As Restated -
                                                                       See Note 7)
                                                                     ---------------    ------------------
          CURRENT ASSETS:
              Cash and cash equivalents                              $       1,989      $         3,527
                Trade accounts receivable, net of allowance
                   for doubtful accounts of $497 and $506,
                   respectively                                              1,987              2,364

              Inventories                                                    1,930              2,502

              Prepaid expenses and other                                       719                189
                                                                     ---------------    ------------------

                          Total current assets                               6,625              8,582
                                                                     ---------------    ------------------

          PROPERTY AND EQUIPMENT, net.                                       18,625            20,289

          OTHER ASSETS                                                       2,934              2,228
                                                                     ---------------    ------------------

          TOTAL ASSETS                                               $      28,184      $        31,099
                                                                     ===============    ==================





                        The accompanying notes to condensed consolidated
                      financial statements are an integral part of these condensed consolidated financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                             June 28,          December 28,
                                                                               2003                2002
                                                                        (As Restated - See
                                                                              Note 7)
                                                                        ------------------    -----------------
CURRENT LIABILITIES:
    Accounts payable                                                    $           5,398     $        4,793
    Accrued expenses                                                                 3,678              4,604
    Deferred revenue                                                                   998                819
    Note payable to related party                                                     500                 500
    Subordinated convertible debenture, net of discount                                 -                 749
     Accrued variable rent payable to EVL                                           3,293               2,150
    Capital lease obligation with related party                                       701                 701
                                                                        ------------------    -----------------

              Total current liabilities                                            14,568              14,316
                                                                        ------------------    -----------------

Note payable to related party, less current portion & discount                      1,161               1,083
Line of credit borrowings                                                           4,713               4,714
Capital lease obligations with related party, less current portion                  1,545               1,885
Convertible 2% debenture                                                            3,500               3,500
Other long-term liabilities                                                         1,698               1,802
                                                                        ------------------    -----------------

              Total long-term liabilities                                          12,617              12,984
                                                                        ------------------    -----------------

              Total liabilities                                                    27,185              27,300
                                                                        ------------------    -----------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,662,794 and 2,428,464 shares issued and outstanding,
         respectively
                                                                                       37                  36
    Additional paid-in capital                                                    141,587             139,418
    Accumulated deficit                                                         (140,625)            (135,655)
                                                                        ------------------    -----------------

              Total shareholders' equity                                              999               3,799
                                                                        ------------------    -----------------

Total liabilities and shareholders' equity                              $          28,184     $        31,099
                                                                        ==================    =================








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

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)
                                    Unaudited

                                                      13 Weeks             13 Weeks            26 Weeks            26 Weeks
                                                        Ended                Ended               Ended               Ended
                                                      June 28,             June 29,            June 28,            June 29,
                                                         2003                2002                2003                2002
                                                   (As Restated -                           (As Restated -
                                                     See Note 7)                              See Note 7)
                                                   ----------------     ----------------    ----------------    ----------------
REVENUES:
    Center whitening fees, net                     $          4,217     $          3,553    $         7,369     $         6,618

    Associated Center whitening fees, net                     5,644                6,265             10,550              11,466
    Product sales                                             1,117                1,195              2,036               2,263
                                                   ----------------     ----------------    ----------------    ----------------

       Total revenues, net                                   10,978               11,013             19,955              20,347
                                                   ----------------     ----------------    ----------------    ----------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                             4,339                3,924              7,833               7,542
    Selling, general and administrative
      expenses                                                7,173                8,266             13,219              16,134
    Research and development expenses                            96                  181                335                 292
    Depreciation and amortization                             1,608                1,507              3,194               2,991
                                                   ----------------     ----------------    ----------------    ----------------

       Total operating costs and expenses                    13,216               13,878             24,581              26,959
                                                   ----------------     ----------------    ----------------    ----------------

          Loss from operations                               (2,238)              (2,865)            (4,626)             (6,612)
                                                   ----------------     ----------------    ----------------    ----------------

       Total interest expense                                  (228)                (103)              (340)               (470)
                                                   ----------------     ----------------    ----------------    ----------------

          Loss before income tax provision                   (2,466)              (2,968)            (4,966)             (7,082)


INCOME TAX PROVISION                                             3                    18                  4                  36
                                                   ----------------     ----------------    ----------------    ----------------

          Net loss                                 $         (2,469)    $         (2,986)   $        (4,970)     $       (7,118)
                                                   ================     ================    ================    ================

BASIC AND DILUTED NET LOSS PER SHARE               $          (1.00)    $         (1.23)    $         (2.03)   $          (2.93)
                                                   ================     ================    ================    ================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED
                                                          2,464,493            2,427,910          2,446,156           2,426,360
                                                   ================     ================    ================    ================



                  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                        26 Weeks Ended           26 Weeks Ended
                                                                          June 28, 2003           June 29, 2002
                                                                          (As Restated -
                                                                           See Note 7)
                                                                        -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $         (4,970)      $          (7,118)
Adjustments to reconcile net loss to net cash used in
        operating activities:
     Depreciation and amortization                                                 3,194                  2,991
     Increase in variable EVL deferred payments                                    1,143                      -
     Store closure accrual                                                             -                   (331)
     Cost for issuance of stock warrants and stock options                            82                    405
     Loss on disposal of assets                                                      297                      -
     Interest on conversion of note payable                                           10                      -
     Changes in assets and liabilities                                              (606)                  (253)
                                                                        -------------------    --------------------

          Net cash used in operating activities                                     (850)                (4,306)
                                                                        -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (1,829)                (1,822)
                                                                        -------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on line of credit                                        (1)                   728
     Proceeds from debt financing                                                  1,500                      -
     Proceeds from common stock offering                                               -                      -
     Principal payments on long-term debt                                           (225)                  (229)
     Payments on capital lease obligations                                          (340)                  (259)
     Proceeds from exercise of stock options                                         207                    504
                                                                        -------------------    --------------------

          Net cash provided by financing activities                                1,141                    744
                                                                        -------------------    --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,538)                (5,384)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                  3,527                  7,162
                                                                        -------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $          1,989       $           1,778
                                                                        ===================    ====================




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

                                           26 Weeks Ended   26 Weeks Ended
                                             June 28, 2003   June 29, 2002
                                         ----------------- -----------------

Net Loss as reported...............      $          4,970  $          7,118
Add:  Compensation expense reported
under APB25........................                    $0                $0
Deduct:  Compensation expense computed
using fair value method, net of tax...
                                         $          1,531  $          1,698
                                         ----------------- -----------------
Pro forma net loss.................      $          6,501  $          8,816
                                         ================= =================
Pro forma basic and diluted
   net loss per share..............      $         (2.66)  $         (3.63)
                                         ================= =================

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

5.       Legal Matters

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

Discovery proceedings have commenced.

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. On May 21, 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI seeks compensatory damages in an unspecified amount for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. PMI alleges that BriteSmile failed to pay fees owed to PracticeMasters under the agreement and that it failed to provide proper notice of termination of the agreement. BriteSmile filed a demurrer and motion to strike on July 15, 2003. By the demurrer, BriteSmile seeks dismissal of PMI' causes of action for breach of fiduciary duty and constructive trust, which are the basis for its claim for punitive damages. By the motion to strike, BriteSmile seeks to strike PMI's claim for punitive damages. BriteSmile plans to file a cross-complaint against PMI for breach of the Marketing Associate Agreement and fraudulent misrepresentations and to seek compensatory damages arising from PracticeMasters failure to set up viable accounts and from resulting damage to BriteSmile's reputation.

No discovery has been taken.

In Management's opinion, based upon advice of counsel, the litigation matters listed above in the aggregate will not have a material adverse effect on the Company.


6.       Subsequent Events

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement ("the Center Loan") for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by

BriteSmile and CAP America Trust. The Company may make drawings on account of the loan from time to time during the draw down period beginning on May 7, 2003 and ending on May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200bps over 1 year London Interbank Offered Rate ("LIBOR") after giving the Company 30 days notice. A variable fee payment based on the number of teeth whitening procedures performed at the Centers will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date. On July 26, 2003, the Company drew down $370,626 under the Center Loan with CAP America Trust.

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

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share and have a five year life. The promissory notes issued to LCO by BDI were guaranteed by the Company. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. On May 9, 2003, warrants to purchase 66,666 shares were issued. The fair value of the warrants issued of $704,378 was recorded as a discount of the note, and is being amortized over the life of the note to interest expense and is reflected in results as of June 28, 2003. The additional $1,000,000 loaned on July 23, 2003 also carried warrants to purchase 66,667 shares issued at an exercise price of $15.00 per share. The fair value of the warrants issued on July 23, 2003 is $1,000,000, which will be recorded in the third quarter 2003 as a discount of the note and will be amortized over the life of the note to interest expense. The note has a contractual life of five years.

7.    Restatement


Subsequent to the issuance of the Company's condensed consolidated financial statements for the fiscal quarter ended June 28, 2003, the Company identified additional costs relating to the Company's cost of goods sold for the thirteen weeks ended June 28, 2003 and inventory as of June 28, 2003. The error resulted from improperly costing cost of goods sold. As a result, the Company is restating its condensed consolidated financial statements as of June 28, 2003 from the amounts previously reported. A summary of the significant effects of the restatement is as follows:




                                                                        As of June 28, 2003
------------------------------------------ -------------------------------------------------------------------------------

                                                   As Previously Reported                       As Restated
------------------------------------------ --------------------------------------- ---------------------------------------

Inventory                                  $                                2,226  $                                1,930
------------------------------------------ --------------------------------------- ---------------------------------------

Total Current Assets                       $                                6,921  $                                6,625
------------------------------------------ --------------------------------------- ---------------------------------------

Total Assets                               $                               28,480  $                               28,184
------------------------------------------ --------------------------------------- ---------------------------------------

Accumulated Deficit                        $                              140,329  $                              140,625
------------------------------------------ --------------------------------------- ---------------------------------------

Total Shareholder's Equity                 $                                1,295  $                                  999
------------------------------------------ --------------------------------------- ---------------------------------------


------------------------- ------------------------------------------------ -----------------------------------------------

                               For the 13 weeks ended June 28, 2003             For the 26 weeks ended June 28, 2003
------------------------- ------------------------------------------------ -----------------------------------------------

                          As Previously Reported        As Restated        As Previously Reported       As Restated
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Operating and occupancy   $                 4,043  $                4,339  $                7,537  $                7,833
costs
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Total operating costs     $                12,920  $               13,216  $               24,285  $               24,581
and expenses
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Loss from operations      $               (1,942)  $              (2,238)  $              (4,330)  $              (4,626)
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Loss before income tax    $               (2,170)  $              (2,466)  $              (4,670)  $              (4,966)
provision
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Net loss                  $               (2,173)  $              (2,469)  $              (4,674)  $              (4,970)
------------------------- ------------------------ ----------------------- ----------------------- -----------------------

Net loss per share -      $                (0.88)  $               (1.00)  $               (1.91)  $               (2.03)
basic and diluted
------------------------- ------------------------ ----------------------- ----------------------- -----------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 7 to the condensed consolidated financial statements, the Company has restated its financial statements for the 13 and 26 weeks ended June 28, 2003. This Management's Discussion and Analysis of Financial Condition and Results Of Operations gives effect to this restatement.

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

Store Closures

BriteSmile recorded significant reserves in connection with store closures made in prior years. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. The store closure reserve decreased $97,000 during the twenty-six weeks ended June 23, 2003 period due to lease payments.

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

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A Amendment no. 2 and in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

The following table sets forth unaudited operating results for the thirteen week periods and twenty-six week periods ended June 28, 2003 and June 29, 2002, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.


                                     13 Weeks ended  13 Weeks ended  26 Weeks ended  26 Weeks ended
                                     --------------  --------------  --------------  --------------
                                      June 28, 2003   June 29, 2002   June 28, 2003  June 29, 2002
Income Statement Data:
Revenues:
 Center whitening fees, net                   38.4%           32.3%           36.9%          32.5%
 Associated Center whitening fees,
net                                           51.4%           56.9%           52.9%          56.4%
 Product sales                                10.2%           10.8%           10.2%          11.1%
                                              -----           -----           -----          -----
  Total revenues, net                        100.0%          100.0%          100.0%         100.0%
                                             ------          ------          ------         ------

Operating Costs and Expenses:
 Operating and occupancy costs                39.5%           35.6%           39.3%          37.1%
 Selling, general and administrative
expenses                                      65.3%           75.1%           66.2%          79.3%
 Research and development expenses             0.9%            1.6%            1.7%           1.4%
 Depreciation and amortization                14.7%           13.7%           16.0%          14.7%
                                              -----           -----           -----          -----
  Total operating costs and expenses         120.4%          126.0%          123.2%         132.5%
                                             ------          ------          ------         ------

Loss from operations                         -20.4%          -26.0%          -23.2%         -32.5%
                                             ------          ------          ------         ------

Interest expense, net                         -2.1%           -0.9%           -1.7%          -2.3%
                                              -----           -----           -----          -----

Loss before income tax provision             -22.5%          -26.9%          -24.9%         -34.8%
Provision for income taxes                     0.0%            0.2%            0.0%           0.2%
                                               ----            ----            ----           ----
Net Loss                                     -22.5%          -27.1%          -24.9%         -35.0%
                                     ==============  ==============  ==============  ==============

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

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $4.3 million or 39.5% as a percentage of revenues for the thirteen weeks ended June 28, 2003, compared to $3.9 million or 35.6% as a percentage of revenues in the thirteen weeks ended June 29, 2002. This increase was primarily due to a $293,000 non-cash charge related to the relocation of the Company's Houston Spa to a new strategic location in the Houston Galleria.

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

Center Whitening Fees. Center whitening fees increased by $751,000, or 11.35%, to $7.4 million for the 26 weeks ended June 28, 2003, from $6.6 million for the 26 weeks ended June 29, 2002. The number of procedures performed in the Centers increased by 5.53% to 15,586 for the 26 weeks ended June 28, 2003, compared to 14,769 for the same period of 2002.

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

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs were $7.8 million or 39.3% as a percentage of revenues for the twenty-six weeks ended June 28, 2003, compared to $7.5 million or 37.1% as a percentage of revenue in the twenty-six weeks ended June 29, 2002. Operating costs includes costs of goods sold; lease financing costs for the Associated Centers, and the operating and occupancy costs for the Centers.

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

Net Loss. The net loss decreased $2.1 million to $5.0 million for the twenty-six weeks ended June 28, 2003 compared to a net loss of $7.1 million in the corresponding period of 2002. This represents a 30.2% improvement due to a combination of the factors described above. The net loss per share for the twenty-six weeks ended June 28, 2003 was ($2.03) versus ($2.93) reported for the same period of 2002.

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

         In conjunction with the initial installment of $1,000,000 from LCO to BDI on May 9, 2003, warrants to purchase 66,666 shares were issued. The fair value of the 66,666 warrants issued of $704,378 was recorded in the June 28, 2003 results as a discount of the note and is being amortized over the life of the note to interest expense.

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

ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in our 2002 Annual Report on Form 10-K


ITEM 4.           CONTROLS AND PROCEDURES

During the 13 week period ended September 27, 2003, the Company identified an error in the recording of cost of sales. This error resulted in the Company restating their financial statements for the 13-week period ended June 28, 2003. The errors were the result of weaknesses in the Company's internal control structure. Deloitte & Touche LLP has communicated to management and the Audit Committee that those weaknesses are considered material weaknesses. Management and the Audit Committee have identified certain changes that they feel are necessary to strengthen the Company's accounting and reporting function, including capabilities of its accounting personnel and adoption of more frequent reviews and reconciliations of financial information.

Within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on upon their evaluation and as a result, in part, of the matters noted in the preceding paragraph, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), are effective, with the following qualifications:

     1. The error discussed above was just recently identified and corrected and management has not had sufficient time to (i) fully assess their remediation plan and (ii) to fully implement appropriate changes.

     2.   The  inventory   accounting  systems  require  additional  review  and
          enhancement to ensure that inventory costing is reasonable and accurate, and applies costing principles that are consistent with U.S. GAAP on a recurring basis.

     3.   Accounting policies and procedures must be formally documented.

     4. Unusual and complex transactions require the involvement of accounting personnel on a timely basis.

  Since the date of their evaluation, there have been no significant changes to the Company's internal controls or other factors that could significantly affect these controls.

  Management has directed that the foregoing corrective procedures and accounting system enhancements be designed and fully implemented.


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

Discovery proceedings have commenced.

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. On May 21, 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI seeks compensatory damages in an unspecified amount for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. PMI alleges that BriteSmile failed to pay fees owed to PracticeMasters under the agreement and that it failed to provide proper notice of termination of the agreement. BriteSmile filed a demurrer and motion to strike on July 15, 2003. By the demurrer, BriteSmile seeks dismissal of PMI' causes of action for breach of fiduciary duty and constructive trust, which are the basis for its claim for punitive damages. By the motion to strike, BriteSmile seeks to strike PMI's claim for punitive damages. BriteSmile plans to file a cross-complaint against PMI for breach of the Marketing Associate Agreement and fraudulent misrepresentations and to seek compensatory damages arising from PracticeMasters failure to set up viable accounts and from resulting damage to BriteSmile's reputation.

No discovery has been taken.

In Management's opinion, based upon advice of counsel, the litigation matters listed above in the aggregate will not have a material adverse effect on the Company.


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

10.2 Asset Purchase Agreement dated as of July 1, 2003 by and among R. Eric Montgomery, Oraceutical Innovative Properties LLC, Oraceutical LLC, a and
     Oraceutical Acquisition LLC, and, on the other hand, the Company and BriteSmile Development, Inc., (previously filed as Exhibit 10.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein). Portions of this document have been redacted by the Company pursuant to a request for confidential treatment filed or to be filed with the Securities and Exchange Commission.

10.2.1 Consulting Agreement dated as of July 1, 2003 between BriteSmile Development, Inc. and the Company, on one hand, and Oraceutical LLC, Oraceutical Innovative Properties LLC and R. Eric Montgomery, on the other hand (previously filed as Exhibit 10.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003 and by this reference incorporated herein).

31   Certifications of John L. Reed, CEO and John C. Dong, CFO (filed herewith)

32   Certifications  of John L. Reed,  CEO, and John C. Dong,  CFO,  pursuant to
     Section 906 of The Sarbanes-Oxley Act Of 2002 (filed herewith).

99.1 Earnings Release dated August 7, 2003 (previously filed as Exhibit 99.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003).

99.2 Transcript of Earnings Conference Call of the Company held on August 7, 2003 (previously filed as Exhibit 10.1 to the Form 10-Q of the Company for the 13 weeks ended June 28, 2003, filed on August 12, 2003).

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

BRITESMILE, INC.

/s/ John L. Reed                                     November 17, 2003
--------------------------------------               -----------------
John L. Reed                                         Date
Chief Executive Officer



/s/ John C. Dong                                      November 17, 2003
--------------------------------------               ------------------
John C. Dong                                         Date
Chief Financial Officer