Form 10-Q
period 2003-09-27
BRITESMILE INC
filed 2003-11-17
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 27, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from       to

Commission File Number:    1-11064


                                BRITESMILE, INC.
           (Exact name of business issuer as specified in its charter)

                     UTAH                                   87-0410364
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
               or organization)


          490 North Wiget Lane
        Walnut Creek, California                              94598
---------------------------------------------    ------------------------------
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

Yes      __       No       X

The Company had 2,752,513 shares of common stock outstanding at November 11, 2003.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002.............3

         Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended
         September 27, 2003 and September 28, 2002........................................................5

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended
         September 27, 2003 and September 28, 2002, respectively..........................................6

         Notes to Condensed Consolidated Financial Statements.............................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........13

Item 3.   Qualitative and Quantitative disclosure about Market Risk.......................................20

Item 4.   Controls and Procedures.........................................................................20





PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................21

Item 2.  Changes in Securities............................................................................23

Item 3.  Default Upon Senior Securities...................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders..............................................24

Item 5.  Other Information................................................................................25

Item 6.  Exhibits and Reports on Form 8-K.................................................................25

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                      September 27,         December
                                                                           2003                28,
                                                                                              2002
                                                                     ---------------    ------------------
          CURRENT ASSETS:
              Cash and cash equivalents                              $       1,982      $       3,527
                Trade accounts receivable, net of allowance
                   for doubtful accounts of $556 and $506,
                   respectively                                              2,134              2,364

              Inventories                                                    1,736              2,502

              Prepaid expenses and other                                       977                189
                                                                     ---------------    ------------------

                          Total current assets                               6,829              8,582
                                                                     ---------------    ------------------

          PROPERTY AND EQUIPMENT, net                                       17,157             20,289
          INTANGIBLES                                                        5,268                  -
          OTHER ASSETS                                                       3,290              2,228
                                                                     ---------------    ------------------

          TOTAL ASSETS                                               $      32,544      $      31,099
                                                                     ===============    ==================


                                                                      continued


                             The accompanying notes
   are an integral part of these condensed consolidated financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)
                                   (Unaudited)

                                                                           September 27,       December 28,
                                                                               2003                2002
                                                                        ------------------    -----------------
CURRENT LIABILITIES:
    Accounts payable                                                    $           4,531     $        4,793
    Accrued expenses                                                                5,437              4,604
    Deferred revenue                                                                  665                819
    Note payable to related party                                                     500                500
    Subordinated convertible debenture, net of discount                                 -                749
     Accrued variable rent payable to EVL                                           3,870                  -
    Capital lease obligation with related party.                                      701                701
                                                                        ------------------    -----------------

              Total current liabilities                                            15,704             12,166
                                                                        ------------------    -----------------

Notes payable to related party, net                                                 2,419              1,083
Line of credit borrowings                                                           6,940              4,714
Capital lease obligations with related party, less current portion                  1,370              1,885
Accrued variable rent payable to EVL                                                    -              2,150
Convertible 2% debenture                                                            3,500              3,500
Other long-term liabilities                                                         1,773              1,802
Preferred Stock of Subsidiary                                                       1,000                  -
                                                                        ------------------    -----------------

              Total long-term liabilities                                          17,002             15,134
                                                                        ------------------    -----------------

              Total liabilities                                                    32,706             27,300
                                                                        ------------------    -----------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,749,153 and 2,428,464 shares issued and outstanding,
         respectively
                                                                                       37                 36
    Additional paid-in capital                                                    145,203            139,418
    Accumulated deficit                                                          (145,402)          (135,655)
                                                                        ------------------    -----------------

              Total shareholders' equity (deficit)                                   (162)             3,799
                                                                        ------------------    -----------------

Total liabilities and shareholders' equity (deficit)                    $          32,544     $       31,099
                                                                        ==================    =================


                                                                     concluded

                             The accompanying notes
   are an integral part of these condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands except share data)
                                    Unaudited

                                                      13 Weeks             13 Weeks            39 Weeks            39 Weeks
                                                        Ended                Ended               Ended               Ended
                                                    September 27,        September 28,       September 27,       September 28,
                                                         2003                2002                2003                2002
                                                   ----------------     ----------------    ----------------    ----------------
REVENUES:
    Center whitening fees, net                     $          4,616     $          3,209    $        11,985      $        9,827
    Associated Center whitening fees, net                     5,387                5,818             15,937              17,283
    Product sales                                             1,434                  919              3,470               3,182
                                                   ----------------     ----------------    ----------------    ----------------

       Total revenues, net                                   11,437                9,946             31,392              30,292
                                                   ----------------     ----------------    ----------------    ----------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                             5,013                3,675             12,849              11,217
    Selling, general and administrative
      expenses                                                8,779                8,703             21,961              24,837
    Research and development expenses                           403                  425                772                 717
    Depreciation and amortization                             1,688                1,580              4,883               4,571
                                                   ----------------     ----------------    ----------------    ----------------

       Total operating costs and expenses                    15,883               14,383             40,465              41,342
                                                   ----------------     ----------------    ----------------    ----------------

          Loss from operations                               (4,446)              (4,437)            (9,073)            (11,050)
                                                   ----------------     ----------------    ----------------    ----------------

       Total interest expense, net                             (331)                (148)              (670)               (618)
                                                   ----------------     ----------------    ----------------    ----------------

          Loss before income tax provision                   (4,777)              (4,585)            (9,743)            (11,668)


INCOME TAX PROVISION                                             -                    18                  4                  54
                                                   ----------------     ----------------    ----------------    ----------------

          Net loss                                 $         (4,777)    $         (4,603)   $        (9,747)     $      (11,722)
                                                   ================     ================    ================    ================

BASIC AND DILUTED NET LOSS PER SHARE
                                                              (1.76)    $         (1.90)    $         (3.84)    $         (4.83)
                                                   ================     ================    ================    ================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED               2,718,547             2,428,464         2,536,953           2,427,061
                                                   ================     ================    ================    ================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                        39 Weeks Ended           39 Weeks Ended
                                                                        September 27, 2003      September 28, 2002
                                                                        -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $         (9,747)      $          (11,722)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 4,883                  4,571
     Increase in variable EVL deferred payments                                    1,721                      -
     Changes in assets and liabilities and other                                      85                    705
                                                                        -------------------    --------------------

          Net cash used in operating activities                                   (3,058)                (6,446)
                                                                        -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (1,949)                (2,809)
     Purchase of intangibles                                                      (1,750)                  (675)
                                                                        -------------------    --------------------
          Net cash used in investing activities                                   (3,699)                (3,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds on line of credit                                                2,226                  3,218
     Proceeds from debt financing                                                  2,500                      -
     Principal payments on long-term debt                                           (543)                  (431)
     Payments on capital lease obligations                                          (516)                  (420)
     Proceeds from issuance of preferred stock by subsidiary                       1,000                      -
     Proceeds from exercise of stock options                                         545                    504
                                                                        -------------------    --------------------

          Net cash provided by financing activities                                5,212                  2,871
                                                                        -------------------    --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,545)                (7,059)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                  3,527                  7,162
                                                                        -------------------    --------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $          1,982       $            103
                                                                        ===================    ====================




                             The accompanying notes
   are an integral part of these condensed consolidated financial statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 27, 2003

1.       Description of Business and Nature of Operations

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop and sell advanced teeth whitening products, services and technology. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of September 27, 2003, the Company had 14 Centers and there were 4,943 Associated Centers in operation. Commencing September 25, 2003, the Company began offering some of its products to dentists who are not Associated Centers through a major dental products distribution company.

2.           Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks and 39 weeks ended September 27, 2003 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year.

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

Comprehensive Loss approximates net loss for all periods presented.

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

                                    13 Weeks Ended          13 Weeks Ended          39 Weeks Ended          39 Weeks Ended
                                September 27, 2003      September 28, 2002      September 27, 2003      September 28, 2002
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------
Net Loss as reported       $                 4,777  $                4,603  $                9,747  $               11,722
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------
Add:  Compensation
expense reported under
APB25                      $                     0  $                    0  $                    0  $                    0
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------
Deduct:  Compensation
expense computed using
fair value method          $                   755  $                  793  $                2,381  $                2,347
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------
Pro forma net loss         $                 5,532  $                5,396  $               12,128  $               14,069
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------
Pro forma basic and
diluted net loss per share
                           $                (2.03)  $               (2.22)  $               (4.78)  $               (5.80)
-------------------------  ------------------------ ----------------------- ----------------------- -----------------------

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


5.       Debt

Excimer Vision Leasing

During 2000 and 2001 the Company entered into an Agreement with Excimer Vision Leasing L.P. ("EVL"), a related party, to lease whitening devices for a period of 5 years. The lease was accounted for as a capital lease. The Company will pay EVL a monthly rental for each device consisting of a fixed amount (ranging from twenty dollars to thirty dollars) plus one hundred twenty-five dollars for each key card sold by the Company for that device. During 2002 and 2003, the Company and EVL amended their lease agreement to provide that the variable rent portion of the monthly rental payments due during 2002 and 2003, in the amount of twenty-five dollars for each BriteSmile procedure, will be deferred and paid to EVL on January 1, 2004, with interest payable on the deferred amount ($3.9 million at September 27, 2003) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. Dollars for one month maturities, plus 200 basis points.

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company began drawing on the line May 7, 2003 and may do so until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. Interest is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200bps over 1 year London Interbank Offered Rate ("LIBOR") after giving the Company 30 days notice. A variable fee payment based on the number of teeth whitening procedure performed at the Centers will commence on May 11, 2006, and continue until May 10, 2011. Variable fees will be payable 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will become payable on the maturity date. The Company drew down $1.6 million under this loan as of September 27, 2003.

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

In August 2003, a subsidiary of the Company issued $1.0 million of preferred stock. Interest is computed at the 1 year LIBOR rate plus 2% and adjusts annually on the anniversary date. Interest is payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a liability.

During 2003, certain convertible debt holders converted $1.3 million of debt and accumulated interest into 218,293 shares of common stock.


6.       Acquisition of Certain Human Oral Care Intellectual Property

Effective July 1, 2003, the Company and its wholly owned subsidiary, BriteSmile Development, Inc. ("BDI"), entered into an Asset Purchase Agreement (the "APA") with R. Eric Montgomery ("Montgomery") and certain entities owned and controlled by him (collectively, the "REM Group"). Montgomery is a member of the board of directors of the Company.

Pursuant to the APA, on July 23, 2003 BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care ("HOC") for a purchase price of $5.4 million ($6.4 million under certain conditions), plus a 50% participation interest in third party royalties and infringement recoveries relating to the HOC intellectual property acquired from the REM Group. In addition, the REM Group conveyed certain other HOC intellectual property, which is implicated by certain agreements between the Company, the REM Group and a third party to a new entity, Oraceutical Acquisition LLC ("OAC"), an entity owned and controlled by REM.

The purchase price consists of the following:

     (i)  $750,000 paid on May 9, 2003.

     (ii) $1,000,000 paid on July 23, 2003, in connection with the closing of the APA;

     (iii)66,667 shares of Common Stock of the Company (the "Payment Shares") issued to Montgomery on July 25, 2003; and valued at $2,267,000 and

     (iv) $1,352,000 payable to Oraceutical Innovative Properties ("OIP"), a REM Group member. For a period of up to 5 years, BDI will pay 5% of worldwide net revenues of the Company for a whitening crayon or pen product currently referred to as "BriteSmile to Go," and 1% of worldwide net revenues of the Company or its affiliates for light activated teeth whitening or other in-office or chair side whitening procedures, until the aggregate of such payments equals $1,352,000 At the end of the five year period any remaining amounts will be payable. The foregoing net revenue payments will be paid in cash, or at the option of BDI, up to 50% of any payment amount may be made in the form of Common Stock of the Company (the "Net Revenue Payment Shares"). All Net Revenue Payment Shares, if and when issued by the Company, will be issued at the then current market price as quoted on NASDAQ, and the balance in cash. The payments are due on a quarterly basis, 15 days after the close of the Company's applicable fiscal quarter.

     BDI may be required to pay OIP an additional $1 million pursuant to the foregoing formula if REM Group fulfills certain contingencies, in which case the total purchase price to the REM Group will be $6 million.

     Effective October 30, 2003, OAC entered into an agreement with a third party (the "OAC Licensee") which satisfied the conditions required to increase the purchase price due the REM Group under the APA by $1 million.

With respect to third party infringement and/or licensing activities, BDI will pay the REM Group 50% of such recoveries after payment of legal fees incurred in prosecution of third party claims, all patent prosecution and maintenance costs, and certain other amounts.

In connection with the APA, the Company recorded an intangible asset (primarily patents) of $5.4 million, which will be amortized on the straight-line method over 10 years. Amortization expense will be approximately $540,000 per year.


Financing Arrangements for the APA

Pursuant to a commitment agreement dated April 29, 2003, LCO loaned $1,000,000 to BDI on May 9, 2003 under the terms of a promissory note with interest and principal due on May 9, 2008. Interest accrues at 200 basis points above the 1-year LIBOR as quoted by the Bank of Nova Scotia (1.3075% at September 26,
2003). The interest rate on the note is reset every thirty days.

LCO loaned BDI an additional $1,000,000 on similar terms on July 23, 2003, the closing date of the APA.

The promissory notes issued to LCO by BDI were guaranteed by the Company.

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. The warrants are exercisable at $15.00 per share and have a five year life. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. The fair value of the warrants issued of $1,704,378 was recorded as a discount of the notes, and is being amortized under the equity method over the life of the note, 5 years, to interest expense.


7.        Legal Matters

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

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through October 2003.

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

In May 2003, the court ordered that the case be transferred to California. In July 2003, the case was consolidated with the Discus Patent Litigation in California.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was revoked during 1999) and using BriteSmile's names and marks in a fashion not permitted by the distributor agreement.

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

Discovery is proceeding; both parties have produced documents and written responses in support of their claims and defenses.

BriteSmile  v. Discus  Dental,  filed in Contra  Costa  County  Superior  Court,
California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act - Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing certain of the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 and will remain stayed until January 2004.

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

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract, including failure to return Company files, and failure to inform the Company that Dr. Salim Nathoo had been working for Discus Dental in violation of Nathoo's agreement with the Company.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. On May 21, 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI seeks compensatory damages in an unspecified amount for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. PMI alleges that BriteSmile failed to pay fees owed to PracticeMasters under the agreement and that it failed to provide proper notice of termination of the agreement. BriteSmile filed a demurrer and motion to strike on July 15, 2003. By the demurrer, BriteSmile seeks dismissal of PMI' causes of action for breach of fiduciary duty and constructive trust, which are the basis for its claim for punitive damages. By the motion to strike, BriteSmile seeks to strike PMI's claim for punitive damages. BriteSmile plans to file a cross-complaint against PMI for breach of the Marketing Associate Agreement and fraudulent misrepresentations and to seek compensatory damages arising from PracticeMasters failure to set up viable accounts and from resulting damage to BriteSmile's reputation.

No discovery has been taken.

The Proctor & Gamble Company vs. Orcaceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc. filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with BriteSmile, Inc. and BriteSmile Development, Inc. (collectively, the "Company") on May 9, 2003. R. Eric Montgomery ("Montgomery") is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed)(the "Patents") are invalid and unenforceable and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action which would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G does not seek monetary damages from the Company under the claims set forth in its complaint.

In Management's opinion, based upon advice of counsel, the litigation matters listed above in the aggregate will not have a material adverse effect on the Company.

8.       Subsequent Events

Recent Note Conversions

On November 10, 2003, LCO Investments Limited exercised its right to convert a Promissory Note dated November 20, 2002 payable by the Company to LCO in the original principal amount of $2,500,000 (the "LCO Note") plus accrued interest, into shares of common stock of the Company. The conversion price of the LCO Note was $6.00 per share, equal to the fair market value of the common stock of the Company on the date the LCO Note was issued. Upon conversion of the LCO Note, the Company issued to LCO 424,907 shares of common stock of the Company. LCO is the Company's major shareholder and is identified under Note 5, "CAP America Trust Center Loan," above.

On November 12, 2003, Brad Peters exercised his right to convert a Promissory Note dated November 20, 2002 payable by the Company to Mr. Peters in the original principal amount of $1,000,000 (the "Peters Note") plus accrued interest, into shares of common stock of the Company. The conversion price of the Peters Note was $6.00 per share, equal to the fair market value of the common stock of the Company on the date the Peters Note was issued. Upon conversion of the Peters Note, the Company issued to Mr. Peters 169,991 shares of common stock of the Company. Mr. Peters is a member of the Board of Directors of the Company.



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

     o    Ongoing  operating losses  associated with the development,  marketing
          and   implementation   of   new,   light-activated   teeth   whitening
          technologies and other teeth whitening products;

     o Failure of the Company to secure additional financing to complete its plan for the rollout of a broad base of Associated Centers and for the introduction of additional retail whitening products;

     o Unproven market for the Company's new whitening products, including "BriteSmile To Go", whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods and newly introduced in-office bleaching methods;

     o Failure to develop marketing strategies and delivery methods to penetrate non-U.S. markets; and

     o    Lack of product diversity.



Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, taxes, warranty obligations, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

BriteSmile records deferred revenue at the time of sale of key cards and access codes to Associated Centers. Revenue is subsequently recognized over the period that the whitening procedures (which can be performed utilizing the key cards and access codes) are performed, currently estimated at 19 days from the date of shipment for Domestic Associated Centers and 13 days for International Associated Centers. A material change to the estimated time period over which the key cards and access codes are used could have a significant impact on BriteSmile's revenue in the period of change as well as future periods.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center.

Bad Debts

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


Property and Equipment

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. An impairment charge of $293,000 was recorded during the 39 weeks ended September 27, 2003 related to the relocation of the Company's Houston Center to a new strategic location.

Store Closures

BriteSmile recorded significant reserves in connection with store closures made in prior years. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. The remaining liability relates only to lease obligations. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. During the thirty-nine weeks ended September 27, 2003, the Company paid $176,000 related to these leases. Additionally, during the thirty-nine weeks ended September 27, 2003, the Company revised its estimated liability by $140,000 related to two leases as the sub-lessees stopped making payments.

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

The following table sets forth unaudited operating results for the thirteen week periods and 39 week periods ended September 27, 2003 and September 28, 2002, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.



                                        13 Weeks ended    13 Weeks ended    39 Weeks ended     39 Weeks ended
                                         September 27,     September 28,     September 27,      September 28,
                                              2003             2002             2003               2002
                                        --------------    --------------    ---------------    ---------------
Income Statement Data:
Revenues:
 Center whitening fees, net                      40.4%            32.3%            38.2%           32.4%
 Associated Center whitening fees,
net                                              47.1%            58.5%            50.8%           57.1%
 Product sales                                   12.5%             9.2%            11.0%           10.5%
  Total revenues, net                           100.0%           100.0%           100.0%          100.0%

Operating Costs and Expenses:
 Operating and occupancy costs                   43.8%            36.9%            40.9%           37.0%
 Selling, general and administrative
expenses                                         76.8%            87.5%            70.0%           82.0%
 Research and development expenses                3.5%             4.3%             2.5%            2.4%
 Depreciation and amortization                   14.8%            15.9%            15.5%           15.1%
  Total operating costs and expenses            138.9%           144.6%           128.9%          136.5%

Loss from operations                           (38.9)%          (44.6)%          (28.9)%         (36.5)%

Interest expense, net                           (2.9)%           (1.5)%           (2.1)%          (2.0)%

Loss before income tax provision               (41.8)%          (46.1)%          (31.0)%         (38.5)%
Provision for income taxes                        0.0%             0.2%             0.0%            0.2%
Net Loss                                       (41.8)%          (46.3)%          (31.0)%         (38.7)%
                                        ==============    ==============    ===============    ===============

The following are explanations of significant period-to-period changes for the 13 weeks ended September 27, 2003 compared to September 28, 2002:

Revenues

Total Revenues, net. Total revenues increased by $1.5 million, or 15.0% to $11.4 million for the 13 weeks ended September 27, 2003 compared to $9.9 million for the 13 weeks ended September 28, 2002.

Center Whitening Fees, net. Center whitening fees increased by $1.4 million, or 43.9%, to $4.6 million for the 13 weeks ended September 27, 2003, from $3.2 million for the 13 weeks ended September 28, 2002. The number of procedures performed in the Centers increased by 45.2% to 10,361 in the third quarter of 2003, compared to 7,136 in the same quarter of 2002.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $431,000, or 7.4%, to $5.4 million for the 13 weeks ended September 27, 2003, from $5.8 million for the 13 weeks ended September 28, 2002. This decrease was due to increased discounting of procedures in the 13 weeks ended September 27, 2003 compared to the 13 weeks ended September 28, 2002. The number of procedures sold in the Associated Centers increased 11.1% to 33,270 procedures in the third quarter of 2003 compared to 29,940 procedures in the same quarter of 2002. Domestic Associated Center whitening procedures were 23,165 in the 13 weeks ended September 27, 2003 compared to 23,345 in the same quarter of 2002. International Associated Center whitening procedures were 10,105 in the 13 weeks ended September 27, 2003 compared to 6,595 in the same quarter of 2002. While the Company continues to execute its strategy of expanding distribution both domestically and internationally through the dental practice channel (Associated Centers), the Company has taken efforts domestically to terminate and replace dental practices that are not assisting the Company in achieving its plans. As a result, the number of domestic Associated Centers has decreased from 3,362 at September 28, 2002 to 3,192 at September 27, 2003.

Product Sales. Product sales increased by $515,000 or 56.0% to $1.4 million for the 13 weeks ended September 27, 2003, from $919,000 for the 13 weeks ended September 28, 2002. Product sales represent the Company's traditional retail products (toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers), and the Company's two new product offerings (Magic Mirror and BriteSmile To Go), which were launched in September 2003. These new offerings accounted for $324,000 or 22.6% of total product sales for the 13 weeks ended September 27, 2003.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating costs includes costs of goods sold, lease financing costs for the Associated Centers, and the operating and occupancy costs for the Centers. Operating and occupancy costs were $5.0 million or 43.8% as a percentage of revenues for the 13 weeks ended September 27, 2003, compared to $3.7 million or 36.9% as a percentage of revenues in the 13 weeks ended September 28, 2002. This increase was higher due to increased revenues and the costs associated with the new Magic Mirror and BriteSmile To Go products. Operating expenses for the 13 weeks ended also included an inventory adjustment of $343,000 that relates to periods prior to 2003. Management does not believe this adjustment has a material effect on any period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively flat at $8.8 million or 76.8% as a percentage of revenue for the third quarter of 2003, compared to $8.7 million or 87.5% in the corresponding period in 2002.

Research and Development Expenses. Research and development expenses decreased to $403,000 or 3.5% as a percentage of revenue for the thirteen weeks ended September 27, 2003 compared to $425,000 or 4.3% as a percentage of revenue in the corresponding period in 2002. The expenses incurred in 2003 related primarily to product development, whereas the expenses in 2002 were a mixture of product development and product efficacy studies.

Depreciation and Amortization. Depreciation and amortization was $1.7 million or 14.8% as a percentage of revenue for the third quarter of 2003 compared to $1.6 million or 15.9% as a percentage of revenue in the corresponding period in 2002. The increase is due to $101,000 in amortization expense in connection with the intellectual property acquired in July 2003.

Interest Expense, net. Interest expense, net increased to $331,000 or 2.9% as a percentage of revenue for the third quarter of 2003 compared to interest expense, net of $148,000 or 1.5% as a percentage of revenue in the corresponding quarter of 2002. The increase is due to increased levels of borrowing in connection with new business initiatives.


The following are explanations of significant period-to-period changes for the 39 weeks ended September 27, 2003 and September 28, 2002:

Revenues

Total Revenues. Total revenues increased by $1.1 million, or 3.6%, to $31.4 million for the 39 weeks ended September 27, 2003, from $30.3 million for the 39 weeks ended September 28, 2002.

Center Whitening Fees. Center whitening fees increased by $2.2 million, or 22.0%, to $12.0 million for the 39 weeks ended September 27, 2003, from $9.8 million for the 39 weeks ended September 28, 2002. The number of procedures performed in the Centers increased by 18.5% to 25,947 for the 39 weeks ended September 27, 2003, compared to 21,905 for the same period of 2002.

Associated Center Whitening Fees. Associated Center whitening fees decreased by $1.3 million, or 7.8%, to $15.9 million for the 39 weeks ended September 27, 2003, from $17.3 million for the 39 weeks ended September 28, 2002. The primarily reason for this decline was an increase in discounting year-over-year. There were 4,943 Associated Centers at the end of the 39 weeks ended September 27, 2003 compared to 4,568 Associated Centers at the end of the 39 weeks ended September 28, 2002. The number of procedures sold in the Associated Centers decreased slightly (0.95%) to 96,075 procedures in the 39 weeks ended September 27, 2003 compared to 97,000 procedures in the same period of 2002. Domestic
Associated Center whitening procedures totaled 70,585 in the 39 weeks ended September 27, 2003 compared to 78,010 in the same period of 2002. International Associated Center whitening procedures were 25,490 in the 39 weeks ended September 27, 2003 compared to 18,990 in the same period of 2002. While the Company continues to execute its strategy of expanding distribution both domestically and internationally through the dental practice channel (Associated Centers), the Company has taken efforts domestically to terminate and replace dental practices that are not assisting the Company in achieving its plans. As a result, the number of domestic Associated Centers has decreased from 3,362 at September 28, 2002 to 3,192 at September 27, 2003.

Product Sales. Product sales increased by $288,000 to $3.5 million for the 39 weeks ended September 27, 2003, from $3.2 million for the 39 weeks ended September 28, 2002. Product sales represent the Company's toothpaste, mouthwash, whitening gum, and the Sonicare toothbrush products sold at Centers and Associated Centers, as well as the Company's new products - Magic Mirror and BriteSmile To Go. This increase in product sales is attributable primarily to the launch of the Company's two new products in September 2003.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating costs includes costs of goods sold, lease financing costs for the Associated Centers, and the operating and occupancy costs for the Centers. Operating and occupancy costs were $12.8 million or 40.9% as a percentage of revenues for the 39 weeks ended September 27, 2003, compared to $11.2 million or 37.0% as a percentage of revenue in the 39 weeks ended September 28, 2002. This increase was primarily due to increased revenues and the launch of two new products - Magic Mirror and BriteSmile To Go. Operating expenses for the 39 weeks ended September 27, 2003 also includes an adjustment to cost of goods sold of $343,000 that relates to periods prior to 2003. Management does not believe this adjustment has a material effect on any period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $22.0 million or 70.0% as a percentage of revenue for the 39 weeks ended September 27, 2003 compared to $24.8 million or 82.0% as a percentage of revenue in the corresponding period in 2002. The $2.9 million decrease is due to lower advertising costs, reflecting the Company's continued commitment to improve its marketing efficiency.

Research and Development Expenses. Research and development expenses of $772,000 were 2.5% as a percentage of revenue for the 39 weeks ended September 27, 2003 compared to $717,000 or 2.4% as a percentage of revenue in the corresponding period in 2002. This expense is primarily related to development of new products to expand our leadership position in the teeth-whitening industry.

Depreciation and Amortization. Depreciation and amortization increased to $4.9 million or 15.6% as a percentage of revenue for the 39 weeks ended September 27, 2003 compared to $4.6 million or 15.1% as a percentage of revenue in the corresponding period in 2002. This increase, for 39 weeks ended September 27, 2003, is the result of a greater number of light activated whitening devices in operation internationally and $101,000 in amortization expense in connection with the intellectual property acquired on July 23, 2003.

Interest Expense, net. Interest expense, net increased to $670,000 or 2.1% as a percentage of revenue for the 39 weeks ended September 27, 2003 compared to interest expense, net of $618,000 or 2.0% as a percentage of revenue in the corresponding period of 2002.


Liquidity and Capital Resources

To date, the Company has yet to achieve profitability. The Company does not expect to be profitable in 2003. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company's principal sources of liquidity have been proceeds from issuance of common stock and debt. At September 27, 2003, the Company had $2.0 million in cash and borrowing capacity under lines of credit totaling $1.7 million.

The Company obtained the following additional borrowing availability during 2003:

     o    $1.5  million   increase,   effective  January  2003,  in  the  Credit
          Agreements with CAP Advisers. The increase is specifically for international capital expenditures.

          o The Company has drawn $0.9 million under this credit facility, leaving $0.6 million currently available.

     o $2.5 million Center Loan with CAP America Trust. This credit facility is for general working capital needs ($800,000) and capital
          expenditures  and  specific  revenue   generating   initiatives  ($1.7
          million).

          o    The Company has drawn $1.3 million under the Center Loan.

          o On October 2, 2003, the Company drew down an additional $0.3 million, leaving $0.9 million currently available under this line.


The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations for the next twelve months.

In addition to the line of credit facilities, the Company entered into a financing agreement with LCO Investment Limited, as follows:

Pursuant to a commitment agreement dated April 29, 2003, LCO loaned $1,000,000 to BDI on May 9, 2003 under the terms of a promissory note, with interest and principal due on May 9, 2008. Interest accrues at 200 basis points above the 1 year LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days.

LCO loaned BDI an additional $1,000,000 on similar terms on July 23, 2003, the closing date of the APA.

The promissory notes issued to LCO by BDI were guaranteed by the Company.

In connection with the granting of the loans to BDI, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. The warrants are exercisable at $15.00 per share and have a five year life. The shares of Common Stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company. The fair value of the warrants issued of $1,704,378 was recorded as a discount of the note, and is being amortized over the life of the note, 5 years, to interest expense.

Cash flows used in operations decreased by $3.4 million to ($3.1 million) for the 39 weeks ended September 27, 2003 from ($6.5 million) during the third quarter of 2002, primarily due to the decrease in the net loss.

Cash provided by financing activities was $5.2 million for the 39 weeks ended September 27, 2003, compared to $ 2.9 million for the same period in 2002. During the second and third quarters of 2003, the Company received $2 million financing from LCO for BDI in connection with its acquisition of human oral care intellectual property.

Capital expenditures were $1.9 million for the 39 weeks ended September 27, 2003, compared to $2.8 million for the same period in 2002. In 2002, capital expenditures related primarily to the purchase of light activated whitening devices. For the 39 weeks ended September 27, 2003, capital expenditures represented either the purchase of new light activated devices or the conversion of old devices for use in the Company's international markets, and the launch of new Company initiatives. In July 2003, the Company acquired intellectual property of $5.4 million and paid cash of $1,750,000.

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


ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in our 2002 Annual Report on Form 10-K


ITEM 4.           CONTROLS AND PROCEDURES


During the 13 week period ended September 27, 2003, the Company identified an error in the recording of cost of sales. This error resulted in the Company restating their financial statements for the 13 week period ended June 28, 2003. The errors were the result of weaknesses in the Company's internal control structure. Deloitte & Touche LLP has communicated to management and the Audit Committee that these weaknesses are considered material weaknesses. Management and the Audit Committee have identified certain changes that they feel are necessary to strengthen the Company's accounting and reporting function, including capabilities of its accounting personnel and adoption of more frequent reviews and reconciliations of financial information.

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

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through October 2003.

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

In May 2003, the court ordered that the case be transferred to California. In July 2003, the case was consolidated with the Discus Patent Litigation in California.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was revoked during 1999) and using BriteSmile's names and marks in a fashion not permitted by the distributor agreement.

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

Discovery is proceeding; both parties have produced documents and written responses in support of their claims and defenses.

BriteSmile  v. Discus  Dental,  filed in Contra  Costa  County  Superior  Court,
California. On May 31, 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act - Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company's contractual relationships with its Associated Center dentists, in part by writing letters with the purpose of inducing certain of the Company's Associated Dentists to terminate their contracts with the Company and switch to Discus' Zoom! system, and by making false and disparaging statements concerning the Company's teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 and will remain stayed until January 2004.

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

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract, including failure to return Company files, and failure to inform the Company that Dr. Salim Nathoo had been working for Discus Dental in violation of Nathoo's agreement with the Company.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. On May 21, 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI seeks compensatory damages in an unspecified amount for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. PMI alleges that BriteSmile failed to pay fees owed to PracticeMasters under the agreement and that it failed to provide proper notice of termination of the agreement. After BriteSmile filed a demurrer and motion to strike on July 15, 2003, PMI subsequently amended its complaint to dismiss its causes of action for breach of fiduciary duty and constructive trust, which are the basis for punitive damages. On October 17, 2003, BriteSmile filed a cross-complaint against PMI for breach of the Marketing Associate Agreement and fraudulent misrepresentations and to seek compensatory damages arising from PracticeMasters failure to set up viable accounts and from resulting damage to BriteSmile's reputation. A trial date has been set for April 30th, 2004.

No discovery has been taken.

In Management's opinion, based upon advice of counsel, the litigation matters listed above in the aggregate will not have a material adverse effect on the Company.

The Proctor & Gamble Company vs. Orcaceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc. filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with BriteSmile, Inc. and BriteSmile Development, Inc. (collectively, the "Company") on May 9, 2003. R. Eric Montgomery ("Montgomery") is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed)(the "Patents") are invalid and unenforceable and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action which would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G does not seek monetary damages from the Company under the claims set forth in its complaint.


ITEM 2.    CHANGES IN SECURITIES

During the period June 28, 2003 to September 27, 2003, the Company granted to key employees under its 1997 Plan non-qualified options to purchase an aggregate of 82,167 shares of the Company's common stock, at exercise prices ranging from $27.46 to $27.85 per share. The options vest over a period of time following their respective dates of grant.

Effective July 1, 2003, the Company and its wholly owned subsidiary, BriteSmile Development, Inc. ("BDI"), entered into an Asset Purchase Agreement (the "APA") with R. Eric Montgomery ("Montgomery") and certain entities owned and controlled by him (collectively, the "REM Group"). Montgomery is a member of the board of directors of the Company.

Pursuant to the APA, BDI acquired certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care ("HOC") for a purchase price of $5.4 million ($6.4 million under certain contingencies), plus a 50% participation interest in third party royalties and infringement recoveries relating to the HOC intellectual property acquired from the REM Group. A portion of the purchase price was paid in the form of 66,667 shares of Common Stock of the Company issued to Montgomery on July 25, 2003.

In connection with the granting of loans by LCO to BDI to finance a portion of the payments required under the APA, LCO received warrants to purchase 133,333 shares of Common Stock of the Company. All warrants granted to LCO are exercisable at $15.00 per share and have a five-year life. Warrants to purchase 66,666 shares of the 133,333 total were issued on May 9, 2003. The remaining 66,667 warrants were granted to LCO on July 23, 2003 in connection with the closing of the APA transaction.

The shares of Common Stock underlying the warrants granted to LCO, and the shares of Common Stock issued to Montgomery on July 25, 2003 in connection with closing of the APA, are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of Common Stock sold by the Company.

All issuances and sales of the Company's Common Stock in connection with the closing of the APA, and the grant of warrants to LCO as described above, were made in private transactions, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission there under. Each person acquired the shares for investment purposes only, with no present intent to distribute the securities. The certificates representing the shares issued were subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on September 5, 2003, the shareholders of the Company voted on the following three proposals:

Proposal 1 - To elect ten directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall have qualified; and

Proposal 2 - To approve the Board of Directors' selection of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending December 27, 2003.

Voting results were as follows:

         Proposal 1:                                          For               Withheld
     -------------------------                          ------------------   ----------------
                  Mr. Pilaro                                  2,393,710              767
                  Mr. Reed                                    2,375,872           18,605
                  Mr. Poch                                    2,394,063              414
                  Mr. Lazzara, Jr.                            2,392,443            2,034
                  Mr. Peters                                  2,392,545            1,932
                  Mr. Thompson                                2,394,064              413
                  Mr. Schechter                               2,377,832           16,645
                  Mr. Fleming                                 2,390,036              441
                  Mr. Pierce                                  2,394,078              399
                  Mr. Montgomery                              2,377,841           16,636


                                                              For               Against          Abstain
                                                            ---------------  ----------------  ----------------
         Proposal 2:                                          2,394,145                88                 244

ITEM 5.    OTHER INFORMATION.

Gasper Lazzara resigned from the Company's board of directors on September 8, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

31   Certifications of John L. Reed, CEO and John C. Dong, CFO (filed herewith).

32   Certifications  of John L. Reed,  CEO, and John C. Dong,  CFO,  pursuant to
     Section 906 of the SarbanesOxley Act Of 2002 (filed herewith).

99.1 Earnings Release of BriteSmile, Inc. dated November 11, 2003 for the 26 week period ended September 28, 2003 (filed herewith).

99.2 Transcript of Earnings Conference Call of the Company held on November 13, 2003 (herewith).

(B)  REPORTS ON FORM 8-K

     On August 12, 2003, the Company filed a Current Report on Form 8-K for the purpose of reporting the status of The Proctor & Gamble Company vs. Orcaceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc. filed in the United States District Court for the Southern District of Ohio.



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John L. Reed                                     November  17, 2003
John L. Reed                                         Date
Chief Executive Officer



/s/ John C. Dong                                     November  17, 2003
John C. Dong                                         Date
Chief Financial Officer