Form 10-K
period 2003-12-27
BRITESMILE INC
filed 2004-03-26
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-11064

BRITESMILE, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0410364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 North Wiget Lane, Walnut Creek, California, 94598

(Address of principal executive offices, Zip Code)

(925) 941-6260

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2003 was approximately $25,763,350.

The number of shares outstanding of the registrant’s common stock as of March 9, 2004 was 10,275,746.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the June 2004 Annual Shareholders Meeting.

BRITESMILE, INC. AND SUBSIDIARIES

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

During the fourth quarter of 2003, the Board of Directors approved a 5 for 2 stock split, which took effect January 30, 2004. All references in this Report to numbers of the Company’s shares and to share prices herein have been adjusted for the 5 for 2 stock split.

PART I.

ITEM 1.	BUSINESS

Introduction

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening centers (“Centers”). The Company also offers its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As of March 15, 2004, the Company had 14 Centers and approximately 4,995 Associated Centers in operation.

BriteSmile offers consumers an efficacious, simple and safe way to return teeth to their optimal natural whiteness in just one visit to a BriteSmile Center or BriteSmile Associated Center. The BriteSmile teeth whitening system utilizes a combination of a proprietary gas plasma light or LED technology and wavelength-specific gel. The unique delivery arm of the BriteSmile device permits blue-green light to reach all 16 front teeth simultaneously, whitening the teeth by activating the wavelength-specific gel, which is applied to the teeth during three consecutive twenty-minute sessions. Including the time necessary for initial customer evaluation and consultation, preparatory work and clean up, the customer can complete a teeth whitening procedure in less than 90 minutes. The result is immediate superior teeth whitening — clinically proven to average over 9 shades whiter — and a patient satisfaction rate of over 98%.

During the fiscal year ended March 31, 1999, BriteSmile developed its light-activated teeth whitening (“LATW”) technology, and began placement of its BS2000 LATW system in both Centers and Associated Centers. Currently, the BS2000 is used exclusively in Centers. In November 1999, BriteSmile introduced its mobile BS3000 LATW system into Associated Centers, and in May 2001, commenced shipping its state-of-the-art BS3000PB LATW system. The BS3000 and BS3000PB can be installed more quickly than the BS2000 and provide the flexibility and mobility required in dental offices. An Associated Center dentist activates the BS3000 device by inserting a key card, which has been programmed to allow the device to perform the number of whitening procedures purchased by the Associated Center. The BS3000PB device incorporates a code number system, which enables the dentist to program the device by entering a numerical code.

Centers are located in 11 major metropolitan areas nationwide. Centers offer customers a high-end salon-like environment dedicated solely to teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a dentist performs or supervises the BriteSmile procedure in his or her dental office.

As of March 15, 2004, BriteSmile had 14 Centers operating in the following locations: Beverly Hills, Irvine, Walnut Creek, Palo Alto and La Jolla, CA; Chicago, IL; Phoenix, AZ; Boca Raton, FL; Atlanta, GA; Houston, TX; Denver, CO; Boston, MA; and New York, NY (2 Centers in New York). In January 2004, the Company closed its Center in Honolulu, HI, in response to the decline in tourist traffic. A new Center in the SoHo area of New York opened in March 2004, providing another location, in addition to the Center on 57th Street, to meet customer demand in the Manhattan area.

The Company markets its products and systems directly to consumers through channels such as radio, TV and online advertising, as well as e-mail-based initiatives and direct mail. The Company’s “hub and spoke” model of a Center surrounded by Associated Centers enables the Company to leverage its marketing and advertising spend, and optimize consumer exposure to the BriteSmile brand.

As of March 15, 2004, BriteSmile has contracted with dentists to operate approximately 4,995 Associated Centers throughout the United States and around the world in over 75 countries. BriteSmile plans to open additional Centers and Associated Centers in the United States and in select foreign locations in the future.

The Company also sells BriteSmile brand post-whitening maintenance products, including toothpaste, mouthwash, whitening chewing gum, electric toothbrushes, and the Company’s new whitening pen, BriteSmile To GoTM, to consumers in Centers, Associated Centers, and through its website.

The Company operates in one reportable segment, that of teeth whitening services and products. The Company’s Chief Executive Officer has determined the operating segment based upon how the business is managed and operated.

Recent Business Developments

BriteSmile Center Expansion

BriteSmile opened a new Center in the SoHo area of New York City in March 2004. This location was chosen on the basis of its ability to meet the needs of future customers in a very popular shopping destination in Manhattan.

Associated Center Expansion

BriteSmile continues to identify, attract and recruit high quality dentists practicing in both Center and non-Center markets in the United States and internationally to become Associated Centers.

As of March 15, 2004, BriteSmile has approximately 4,995 Associated Centers, compared to 4,636 at the same time last year.

Alliance with Gillette Corporation

In November 2003, the Company entered into an agreement with Gillette to sell co-branded Oral B electric toothbrushes in Centers, Associated Centers and on the Company’s website.

Launch of BriteSmile To Go

In October 2003, the Company announced the launch of a new state-of-the-art product for teeth whitening, called BriteSmile To Go. This take home whitening product employs a convenient and easy-to-use pen delivery system and includes an innovative technology that causes the whitening formula to dry rapidly on the surface of teeth, thereby increasing gel contact time on the teeth and promoting efficacious, safe and gentle whitening. Two 30-second applications a day are sufficient to deliver significant whitening within two weeks. BriteSmile To Go is proving successful as both a standalone product in the highly competitive OTC whitening product segment and as a popular maintenance product for customers of the Company’s LATW procedure.

Strategic Alliance with Henry Schein

In October 2003, the Company entered into a strategic alliance with Henry Schein’s U.S. dental business, Sullivan-Schein Dental. Under this agreement, Sullivan Schein became the exclusive U.S. distributor to dental professionals (other than BriteSmile’s own Associated Center professionals) of the Company’s new and innovative BriteSmile To Go personal teeth whitening product, as well as its other branded post-procedure teeth whitening products. Sullivan-Schein is a dental industry leader serving more than 75% of the dental practices in the U.S. through its more than 700 field sales representatives.

Launch of the BriteSmile Magic Mirror

In July 2003, the Company announced the launch of another unique product called the BriteSmile Magic Mirror. This hand-held product, again utilizing proprietary and innovative technology, projects in real time the before and after results of a BriteSmile LATW procedure for a potential customer. With the click of a button, the Magic Mirror employs an algorithm derived from approximately 500,000 BriteSmile procedures to show potential customers what their smiles will look like after the BriteSmile procedure. The Company believes that the Magic Mirror is a powerful productivity tool.

Creation of BriteSmile Development, Inc

In April 2003, the Company created a wholly owned subsidiary, BriteSmile Development Inc (“BDI”), for the purposes of conducting the research and development activities of BriteSmile and to acquire intellectual property strategic to the business. The Company is continuing its research and development efforts to maintain and strengthen the competitive advantage of its current LATW and other systems, and to develop other BriteSmile brand whitening and post-whitening products.

Acquisition of Certain Human Oral Care Intellectual Property

In July 2003, BDI, entered into an Asset Purchase Agreement (the “APA”) with R. Eric Montgomery (“Montgomery”) and certain entities owned and controlled by him (collectively, “REM”). Montgomery is a member of the board of directors of the Company.

Pursuant to the APA, as subsequently amended in November 2003, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care (“HOC”) for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired.

The purchase price consisted of the following:

i.	an aggregate $1,827,086 paid in cash;

ii.	289,993 shares of common stock of the Company valued at $3,772,914;

iii.	$800,000 to be paid to a third party in $200,000 quarterly installments, which commenced in February 2004.

In connection with this acquisition, the Company recorded an intangible asset (primarily HOC patents) of $6.4 million, which will be amortized on the straight-line method over a weighted average period of 9.82 years. Amortization expense will be approximately $640,000 per year.

As a result of this transaction, the Company acquired full ownership of a portfolio of over 80 HOC patents and patent applications that are strategic to the Company’s current teeth whitening business, which also offers the opportunity to expand, either directly or through strategic licensing activities, into broader HOC product segments with innovative technologies.

Financing Arrangements for the APA

To finance a portion of the APA transaction, LCO Investments Limited (“LCO”) loaned $1,000,000 to BDI in May 2003 under the terms of a promissory note due on May 9, 2008. LCO loaned BDI an additional $1,000,000 on similar terms in July 2003, upon closing of the APA. In connection with the granting of the loans to BDI, LCO received warrants to purchase 333,335 shares of common stock of the Company. LCO is the Company’s major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP Advisers.

Market for Products and Services

The Company continues to believe that the market for teeth whitening services and products is large and growing. Recent industry estimates indicate that the market for professionally administered bleaching products and services and over-the-counter products is approximately $1.5 billion and growing rapidly. There has been a proliferation of products and services available professionally, and the OTC market for whitening products in particular has demonstrated high growth as a result of expanded whitening product lines, new delivery systems, and new market entrants.

Domestically, various independent surveys have indicated 70%-80% of adults are not happy with the current color of their teeth. The Company believes that such data, combined with the increasing desire for physical self-improvement and a continuing rise in “vanity” spending, creates a favorable marketplace for continued long-term growth. Globally, acceptance of teeth whitening and western trends in physical self-improvement continue to be encouraging.

No customer accounted for more than 10% of net sales during 2003, 2002 or 2001.

Marketing and Distribution

BriteSmile’s teeth-whitening procedures and products are marketed primarily via consumer advertising and through promotional activities targeting potential high-end dentists. The Company devotes significant resources to direct-to-consumer marketing through a variety of channels including radio, TV, and on-line advertising. In addition, the Company distributes promotional certificates to consumers using e-mail and direct mailings, as well as through its network of Associated Centers. In the U.S., using a toll-free number, consumers can call the in-house Call Center and speak to a trained advisor who can make an appointment at an Associated Center or at a Company-owned Center for a LATW procedure.

The Call Center, located at the Company’s corporate headquarters in Walnut Creek, California, is equipped with advanced telephone and computer equipment and can book appointments via the Company’s proprietary web-based scheduling system (the “Scheduler”). The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed in both Associated Centers and Centers, and payments. The Scheduler allows the Call Center and each BriteSmile Center and Associated Center to view and interact on a real-time basis with dentists’ schedules. It also enables management to closely monitor performance of advertising campaigns and sales agents and Center and Associated Center operational and financial results.

Competition

The Company’s LATW procedure competes with all teeth whitening products and services. These include in-office bleaching systems, professionally administered take home bleaching systems, and over-the-counter consumer products such as pastes, gels, brush-ons and strips. Competition continues to proliferate as consumer demand for whitening increases.

Numerous manufacturers and individual brands compete in the various product arenas. Recently, a number of companies have entered the LATW arena with products of their own. Some of these companies are also in the professional tray business. A significant development in 2001 was the launch of Crest WhiteStrips, a new methodology for at-home whitening. These strips are sold over-the-counter and in dental offices. Many competing products have a treatment time substantially longer (weeks or more) than BriteSmile’s LATW procedure, are less efficacious, and cause greater sensitivity.

Virtually all professional whitening systems use some form of peroxide; usually a hydrogen peroxide for in-office procedures, or, in the case of some at-home products, a milder carbamide peroxide. BriteSmile’s LATW system uses a 15% hydrogen peroxide solution, a relatively low percentage for an in-office procedure. As a result, BriteSmile’s process has low sensitivity (less than 10%) relative to many competing systems.

BriteSmile has obtained numerous independent clinical studies on safety and efficacy. These include studies at the University of Medicine and Dentistry of New Jersey, The Forsyth Institute, Loma Linda University, and New York University. These studies have proven not only the safety of the BriteSmile LATW process on teeth, gums and dental work, but also the efficacy of this technology.

In February 2003, the prestigious Journal of the American Dental Association published the first ever study to confirm the safety and efficacy of light-activated teeth whitening. This study was conducted by the Forsyth Institute and used the BriteSmile LATW system.

BriteSmile continues to invest in research and development, and is investigating additional advanced gel and light technologies to ensure its continued leadership position in teeth whitening safety, speed and efficacy.

Sources of Supply

The Company has subcontracted the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Contractual Relationships with Centers

A licensed dentist and a dental hygienist or licensed dental assistant administer the Company’s LATW process at BriteSmile Centers. Regarding the relationship between the Company and such dentists, the dentists generally create a professional corporation (the “PC”), which enters into various agreements with the Company. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administering of the LATW procedure. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers

Associated Centers are located within existing independent dental offices pursuant to a BriteSmile Systems Agreement (the “Systems Agreement”) between the Company and a dentist (the “Associated Center Dentist”). The Systems Agreement specifies the number of devices to be located at the Associated Center, payment terms, and the obligations of both parties with respect to use and maintenance of the LATW equipment.

Patents, Trademarks and Licenses

The Company has filed a number of patent applications related to the LATW system which have been issued or are pending, including patent applications related to the composition of the Company’s whitening gel, methods of whitening teeth with light tissue isolation barriers, the Company’s business method and the Company’s unique system of delivery of light to all teeth simultaneously through the Company’s gas-plasma light or LED technology activating device. Under the terms of the APA, the Company strengthened its intellectual property portfolio through the acquisition of additional and complementary HOC patents and patent applications that included intellectual property specifically relating to the Company’s whitening gel formulas.

As of March 2004, twenty-two (22) U.S. patents have issued to the Company relating to tooth whitening compositions, methods of tooth whitening, methods of LATW, compositions for use in LATW, peroxidase-activating oral compositions, compositions for making an artificial prosthesis, an adjustable articulated positioning device, a portable, high power arc lamp system, and a design for a device that provides light to teeth for whitening procedures. Similar patent applications have issued or are pending in various countries including the European Union, Canada, Japan, and Australia.

The Company has ongoing research and development efforts to improve and expand the Company’s current technology and to develop new tooth whitening compositions and light devices. The Company intends to continue to apply for patents as advised by patent counsel. The Company relies and will continue to rely on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees and consultants of the Company are required to enter into confidentiality and/or non-competition agreements to protect the confidential information of the Company.

The Company owns the rights to registered trademarks and service marks in the U.S. and in several foreign countries including but not limited to “BriteSmile” (name and logo), “BriteSmile Professional Teeth Whitening Centers,” and “BriteSmile Associated Teeth Whitening Center.”

Government Regulation

The Company’s business operations are subject to certain federal, state and local statutes, regulations and ordinances (collectively, “government regulations”), including those governing health and safety. The LATW system is categorized as a Class 1 Medical Device as defined by the Food and Drug Administration (“FDA”). In most states the Company’s teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BriteSmile corporate structure and contractual relationships with PCs that provide LATW services to consumers must be reviewed by, and require the express approval of, that state’s agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for the Company’s operation of Centers. The Company has obtained all required government approvals for its Centers. The Company intends to continue to cooperate with state regulatory agencies and obtain all necessary governmental approvals.

The Company regularly monitors developments in government regulations relating to the practice of dentistry. The Company plans to structure all of its agreements, operations and marketing in accordance with applicable government regulations.

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services with coverage limits of $10 million per occurrence and $10 million per year.

Employees

As of December 27, 2003, the Company had 96 full-time employees and 40 part-time employees. None of the Company’s employees are represented by a union, and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

Financial Information about Geographic Areas

Our business is focused on one industry segment products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

Revenue from outside the United States of America in 2003 was $6.1 million, 13.9% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 20.3% of total long-term assets, net.

Revenue from outside the United States of America in 2002 was $5 million, 12.7% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 25.9% of total long-term assets, net.

Revenue from outside the United States of America in 2001 was $2.3 million, 5.3% of total revenue, and long-term assets outside the United States of America, net were $2.2 million, 9.5% of total long-term assets, net.

ITEM 2.	PROPERTIES

The Company leases its 13,746 square foot corporate office facility in Walnut Creek, California. The lease agreement runs through April 2007. This facility is used for administration, Call Center operation and general office space. During August 2003, the Company consolidated its warehouse activities into one 23,000 square foot location, close to the corporate office, which is on a 2-year lease with an option to extend to December 2007.

As of the date of this Report, the Company has fourteen Centers operating under lease agreements expiring starting August 2004 through January 2010. Each Center lease covers prime street-level retail spaces, consisting of approximately 1,800 – 5,200 square feet, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment, all in excellent condition.

During 2001, the Company closed three of its less productive Centers and terminated plans to open a new Center in San Francisco. In January 2004 the Company closed its Honolulu Center. At present, the Company remains obligated under four of these leases that expire at different dates through 2010. As of March 15, 2004, the company has sub-leased one of these locations and is in the process of gaining consent from the landlord to sub-lease two of the others, while the fourth (Honolulu) is being marketed to prospective sub-lessees.

ITEM 3.	LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). The Company filed an initial complaint against Discus Dental, Inc. (“Discus”), Culver City, California, in July 2002, asserting claims of infringement of the Company’s U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleges misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile’s Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile’s trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo’s “consulting” services, which included paying Nathoo to share with Discus certain of the Company’s trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo’s activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

In March 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile’s claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile’s patents and that BriteSmile’s patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile’s patents are invalid, unenforceable, and have not been infringed, (ii) tortuous interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus also asks for declarations that its products and processes do not violate BriteSmile’s patents, that BriteSmile’s patents are unenforceable, that BriteSmile has no protectable trade secrets, and that BriteSmile’s contracts with Associated Center Dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, and is seeking lost profits, treble damages and attorneys fees.

In July 2003, the Company filed the Second Amended Complaint, asserting additional clauses of infringement of the Company’s US Patent No. 6,488,914, US Patent No. 6,514,543, and US Patent No. 6,536,628.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through December 2003.

Salim Nathoo v. BriteSmile Leasing. In March 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company, in New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. The Company has filed an answer to the complaint, together with counterclaims alleging the same causes of action as in the Company’s California litigation against Nathoo.

In May 2003, the court ordered that the case be transferred to California. In July 2003, the case was consolidated with the Discus Patent Litigation in California.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was revoked during 1999) and using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement.

One of the principal defense to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current LATW or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.

Discovery is proceeding. Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing. While the plaintiff has alleged material damages, Management believes that the likelihood of material damages to the Company is remote.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. In May 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company’s contractual relationships with its Associated Center Dentists, in part by writing letters with the purpose of inducing certain of the Company’s Associated Dentists to terminate their contracts with the Company and switch to Discus’ Zoom! system, and by making false and disparaging statements concerning the Company’s teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut (“KS”) filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company’s non-executive Chairman. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the “Patents”) are invalid and unenforceable, and that P&G’s Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G’s current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G’s declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses include anticipatory breach, unclean hands, equitable estoppel, lack of justiciable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the Patent in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale.

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. In May 2003, PracticeMasters, Inc. (“PMI”) filed a complaint against the Company. PMI sought compensatory damages for BriteSmile’s alleged breach of a Marketing Associate Agreement with PMI. In January 2004, the parties entered into a settlement agreement and mutual release of all claims. In February 2004, the parties filed the dismissal of the complaint and counterclaims in connection with a settlement payment by the Company of $350,000 to PraticeMasters, which was expensed by the Company in 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective November 2003, shareholders of the Company owning approximately 60% of the common stock of the Company signed written consents to approve the Company’s purchase, effective in July 2003, of REM’s patents and other intellectual property in the fields of teeth whitening technology and general HOC technology, pursuant to the APA described in this Report under Item 1, “Business—Recent Business Developments.” The Company distributed to all of its shareholders an Information Statement explaining the action taken by the shareholders to approve the APA. The Company paid the costs of preparing, printing and mailing the Information Statement.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In April 2000, the common stock of the Company commenced trading on the NASDAQ National Market System under the symbol “BSML”. Prior to its listing on NASDAQ, from 1995 to April 2000, the Company’s common stock was listed for trading on the American Stock Exchange (AMEX: BWT). The following table sets forth, for each full quarterly period during Fiscal 2003 and Fiscal 2002, high and low sales price information (adjusted for the 5 for 2 split) as reported by NASDAQ or other electronic services, as the case may be.

	High	Low
Quarters Ended
December 27, 2003	$14.000	$9.060
September 27, 2003	$19.980	$9.900
June 28, 2003	$11.380	$4.392
March 29, 2003	$4.568	$1.680

Quarters Ended
December 28, 2002	$5.640	$1.800
September 28, 2002	$12.720	$4.800
June 29, 2002	$35.880	$11.460
March 30, 2002	$37.560	$24.000

As of March 9, 2004, there were 295 holders of record of the Company’s common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception. The policy of the Board of Directors is to retain earnings to support growth; therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the issuance of shares upon exercise of options or otherwise as reported elsewhere in this Report, within the past three years the Company has issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”).

The Company completed a private placement of 923,943 shares of unregistered common stock on January 2, 2004. The sale price was $9.20 per share for total proceeds of approximately $8.5 million. The Company received $1.7 million prior to its December 27, 2003 year-end, and the balance shortly thereafter. Proceeds were used to retire a $2 million bridge loan obtained by the Company in 2003 and for working capital purposes. The Company filed a registration statement covering the shares purchased in this transaction. The registration statement was declared effective by the Securities and Exchange Commission in February 2004.

In June 2003, two holders of the Company notes dated August 3, 2000 in the original principal amount of $800,000 exercised their rights to convert their notes, together with accrued interest, into shares of common stock of the Company. The conversion price under the terms of the notes was $2.40 per share. Upon conversion of these notes, the Company issued to the noteholders 336,850 shares of common stock of the Company. The two noteholders were not affiliated with the Company.

In June 2003, the Company granted to LCO warrants to purchase 333,333 shares of common stock of the Company in connection LCO’s loans to BDI. The warrants are exercisable at $6.00 per share for five years. The shares of common stock underlying the warrants are subject to certain limited “piggyback” registration rights in the event of future registered public offerings of common stock by the Company. The fair value of the warrants issued of

$1,704,378 was recorded as a discount to the notes and is being amortized using the effective interest method over the 5 year life of the note as interest expense.

In November 2002, the Company sold to two investors in a private placement 2% convertible notes that were due and payable in November 2005 (the “November 2002 Notes”). The November 2002 Notes were convertible into shares of common stock of the Company at a conversion price of $2.40 per share. The two investors, both affiliates of the Company, were: LCO ($2,500,000) and Bradford G. Peters, a director of the Company ($1,000,000). John Reed, the CEO and a director of the Company, funded an additional $500,000 in 2003 under the same terms. In November 2003, LCO and Mr. Peters converted their November 2002 Notes, together with accrued interest, into 1,062,268 and 424,978 shares of common stock, respectively, of the Company. Mr. Reed converted his $500,000 note into 208,333 shares of common stock in June 2003.

In April 2001, the Company completed a private offering (the “April 2001 Offering”) of its common stock. The April 2001 Offering involved sales of a total of 895,237 shares to 17 accredited investors and their affiliated funds (the “April 2001 Investors”). None of the April 2001 Investors were affiliated with the Company before the completion of the April 2001 Offering. The Company sold the shares for $31.50 per share, yielding gross proceeds to the Company of $28 million.

In connection with the April 2001 Offering, the Company paid the placement agent five percent of the gross proceeds, or $1,410,000, and issued to the placement agent warrants to purchase a total of 89,525 shares of restricted common stock for a per share purchase price of $31.50. The warrants have a five-year term. The fees paid to the placement agent and the fair value of the warrants of $704,000 were netted against the offering proceeds. To date, the placement agent has exercised warrants to purchase 71,508 shares of common stock.

In connection with the April 2001 Offering, the Company filed with the SEC a registration statement covering the 895,237 shares and the common stock underlying the warrants issued to the Placement Agent. The SEC declared the registration statement effective in June 2001.

With respect to all of the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance were not made by any means of general solicitation; the securities were acquired by the investors without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing the securities stating that the securities evidenced by such certificates or instruments, as the case may be, were not registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). As of December 27, 2003, under the 1997 Plan, options for 102,603 shares of common stock have been exercised, 319,093 have been forfeited, and 1,129,375 remain outstanding and unexercised. Additional options for 317,240 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan, and 106,672 of such options remain outstanding and unexercised as of the date of this Report. Such vendors and consultants outside the 1997 Plan have exercised options for 97,395 shares. The exercise price of the options granted since March 31, 1998 ranges from $7.50 to $66.38 per share. Most of the options vest and become exercisable in increments over time.

In September 2002, the Company completed a voluntary stock option exchange offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options in exchange for an equal number of new options granted on March 24, 2003, that date which was six months and one day following the date on which the Company canceled the old options that were voluntarily exchanged. As a result of this program, 375,388 options were canceled. Effective March 24, 2003, the Company granted to the employee participants in the exchange program new options under the 1997 Plan for 375,053 aggregate shares, at an exercise price of $4.31 per share, the fair market value of the Company’s common stock on that date.

The Company has registered with the SEC, on Form S-8, up to 1,166,668 shares of common stock subject to stock options which have been or may in the future be granted under the Company’s 1997 Plan, and up to 112,500 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. The Company intends to register with the SEC on Form S-8 such additional shares of common stock as will be necessary to cover all 1,250,000 option shares presently authorized to be issued under the Company’s 1997 Plan.

Equity Compensation Plan

Plan Category	Number of Securities To Be Issued	Weighted- average exercise price	Number of Securities Available
Equity compensation: plans approved by security holders 1997 Plan	1,250,000	$22.70	0
Equity compensation: plans approved by security holders Outside agreements	106,672	$29.85	N/A

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of earnings and consolidated balance sheets for the periods indicated are derived from the consolidated financial statements of the Company. The data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto.

	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	April 1, 2000
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,884	$3,527	$7,162	$5,701	$10,969
Working capital/(deficit)	(6,701)	(3,584)	1,357	(4,808)	10,869
Current assets	11,753	8,582	14,771	13,257	15,018
Total assets	38,016	31,099	39,847	30,131	32,390
Long-term obligations, less current maturities	5,294	13,332	4,120	1,727	122
Shareholders’ equity	12,624	3,799	20,556	9,519	28,119

	Year Ended Dec 27, 2003	Year Ended Dec. 28, 2002	Year Ended Dec. 29, 2001	9-month Transition Period Ended Dec 30, 2000	Year Ended Apr. 1, 2000
Consolidated Statement of Operations data:	(in thousands, except per share data)
Center whitening fees, net	$15,946	$12,738	$14,333	$9,315	$5,838
Associated center whitening fees, net	21,030	22,460	24,048	5,766	1,970
Product sales	6,803	4,125	4,849	1,223	236

Net Sales	43,779	39,323	43,230	16,304	8,044

Operating and occupancy costs	17,092	14,671	16,744	9,462	13,849
Selling, general and administrative	31,589	34,480	43,492	30,556	14,498
Research and development	1,399	923	1,849	1,811	1,748
Depreciation and amortization	6,589	6,099	4,715	3,830	1,457
Restructuring expense	140	304	879	778	472
Impairment charges	383	—	1,217	1,254	—
Loss on sale/leaseback	—	—	—	7,138	—

Total operating expenses	57,192	56,477	68,896	54,829	32,024

Loss from operations	(13,413)	(17,154)	(25,666)	(38,525)	(23,980)
Other income (expense), net	(1,145)	(1,537)	(776)	(5,961)	475

Loss before income tax provision	(14,558)	(18,691)	(26,442)	(44,486)	(23,505)
Provision for income taxes	24	80	57	26	11

Net Loss, before cumulative effect of change
in accounting principle	$(14,582)	$(18,771)	$(26,499)	$(44,512)	$(23,516)
Cumulative effect of change in accounting principle	—	—	—	(272)	—

Net Loss	$(14,582)	$(18,771)	$(26,499)	$(44,784)	$(23,516)
DEEMED DIVIDEND	—	307	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(14,582)	$(19,078)	$(26,499)	$(44,784)	$(23,516)

Basic and Diluted Net Loss per Share:
Before cumulative effect of change in accounting principle	$(2.15)	$(3.14)	$(4.74)	$(10.90)	$(7.06)
Cumulative effect of change in accounting
principle	—	—	—	$(0.07)	—

Basic and diluted net loss per share	$(2.15)	$(3.14)	$(4.74)	$(10.97)	$(7.06)

Weighted average shares outstanding-diluted	6,778,111	6,068,530	5,591,720	4,082,280	3,332,633

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview:

The Company’s products and services are ultimately directed to consumers in the large and growing global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending are factors that are pertinent to the Company. The primary source of revenue for the Company is from consumers who are specifically seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s wholly owned Centers and its Associate Centers both in the US and international markets. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate significant additional revenue.

As of March 2004, the Company had 14 Centers in 11 metropolitan areas in the US and approximately 4,995 Associated Centers in the US and international markets.

The Management of the Company focuses on optimizing the productivity of the existing base of LATW systems, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue, and also on growing the number of LATW systems deployed in the market place. The marketing initiatives of the Company are carefully constructed and monitored in such a way that Management can determine their impact on revenue generation.

In addition, Management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and equipment lease expenses, employee salaries and marketing expenses.

After the first introduction of the BS2000 system in 1999, the Company initially focused on building the system footprint and building brand awareness. More recently, Management has focused on increasing operating efficiency by increasing the productivity of the expansive network of Associated Centers and Company-owned Centers and streamlining the cost structure. During 2003, Management was able to significantly decrease the amount spent on advertising while simultaneously growing revenues.

Critical Accounting Policies And Estimates

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are sold to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to Associated Centers and recognizes the income over the estimated performance period. Prior to 2003, the Company estimated the performance period to be 28 days. Due to our ongoing efforts in monitoring key card usage, we have reduced our estimated performance period from 28 days to 22 days. The effect of this change increased revenues in 2003 by $592,000. Revenue is reported net of discounts and allowances. The Company will continue to monitor this policy and if factors change in a material way will adjust it accordingly. Additionally, Associated Center revenue for 2003, 2002 and 2001 has been reduced by $163,000 for each year due to charges related to warrants issued to Orthodontic Centers of America (“OCA”).

Deferred Contract Costs

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to customers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor to a Customer (Including the Reseller of a Vendor’s Products)”, the cost of the Magic Mirrors provided to customers has been capitalized as deferred contract costs and is being amortized to cost of goods sold over the life of the contract. At December 27, 2003 the amount capitalized was $677,000.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of BriteSmile’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 27, 2003 the allowance was $467,000.

Inventory

BriteSmile states its inventories at the lower of average cost or market. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During 2003, the Company experienced inventory costing problems that resulted in a $343,000 inventory adjustment, a charge recorded in the third quarter. Management believes that it has addressed the inventory costing issues and does not anticipate similar adjustments in the future.

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2003, the Company wrote-off $273,000 of leasehold improvements in connection with the relocation of the Center in Houston to the Galleria and $90,000 for the Honolulu location, following the decision to close the Honolulu Center (see “Store Location Closures” below). No impairment charges were recorded during 2002.

Store Closures

During 2001, BriteSmile recorded significant reserves in connection with store closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. During 2003 the Company made adjustments to previous estimates of lease liabilities, which resulted in an increase to this reserve in the amount of $140,000. The Company anticipates an additional $160,000 to be recorded in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center in January 2004.

Legal Contingencies

BriteSmile is currently a party to certain legal actions. Management does not believe that current pending litigation will have a material adverse effect on the Company’s consolidated financial position. This conclusion has been developed in consultation with outside counsel handling the Company’s representation in these matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in Management’s assumptions and the effectiveness of the Company’s strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Results of Operations

The following are explanations of significant period-to-date changes for 2003 compared to 2002:

Revenues

Total Revenues, net increased by $4.5 million, or 11.5%, to $43.8 million for 2003, from $39.3 million for 2002.

Center Whitening Fees, net increased by $3.2 million or 25.2%, to $15.9 million for 2003, from $12.7 million for 2002. This was attributable to a 21% increase in comparable store procedures that resulted from more efficient advertising spending. The number of procedures performed in the Centers increased to 34,607 procedures for 2003, compared to 28,699 in 2002.

Associated Center Whitening Fees, net decreased by $1.4 million, or 6.4%, to $21.0 million for 2003, from $22.5 million for 2002. This decrease was primarily due to a decrease in procedures in domestic Associated Centers. Although the growth in procedures in international Associated Centers more than offset this decline, the lower net revenue per procedure from international Associated Centers versus domestic Associated Center meant that revenue in aggregate declined. The number of procedures sold to both domestic and international Associated Centers increased 1.4% to 129,250 procedures in 2003 compared to 127,450 in 2002. The Company signed 374 new Associated Centers in 2003.

Product Sales increased by $2.7 million, or 64.9% to $6.8 million in 2003, from $4.1 million for 2002, primarily due to the launch of BriteSmile To Go which is sold at Centers, Associated Centers, and on the Company’s website. Product sales also include the Company’s toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

Operating and Occupancy Costs increased as a percentage of sales to 39% for a total of $17.1 million for 2003, from 37% for a total of $14.7 million for 2002. The major components in this category are cost of goods sold as well as operating costs of Centers, which include salaries for the dentist and supporting staff, rent and lease financing. The increase resulted in part from the cost of sales of the Company’s new products, Magic Mirror and BriteSmile To Go.

Selling, General and Administrative Expenses decreased as a percentage of sales to 72% for 2003 compared to 88% in 2002. Total Selling, General and Administrative expenses decreased $2.9 million to $31.6 million for 2003 compared to $34.5 million for 2002. This decrease was primarily attributable to a significant reduction in advertising expense, which was achieved despite the inclusion of one-time costs relating primarily to the launch of BriteSmile To Go.

Research and Development Expenses increased as both a percentage of sales and in the aggregate to $1.4 million, or 3% of sales, for 2003, compared to $923,000 or 2% of sales, in 2002. Research and development costs incurred during 2003 represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company’s leadership position in the teeth-whitening industry. The increase in 2003 was in part due to specific research in the field of human oral care.

Depreciation and Amortization expense increased $0.5 million, to $6.6 million for 2003 compared to $6.1 million in 2002. The increase was in part due to amortization associated with the intellectual property purchased in 2003.

Restructuring Expense. In 2003 and 2002, the Company revised its estimate of the restructuring expenses related to the closure of Centers in 2001 and took an additional charge of $140,000 and $304,000, respectively.

Impairment Charge. In 2003 the Company wrote-off $293,000 in abandoned leasehold improvements incurred as a part of the relocation the Center in Houston to the Galleria location. During 2003, the Company’s board of directors and Management decided to close the Honolulu Center due to reduced performance resulting from lower volumes of tourist traffic. Accordingly, the Company recorded a charge of $90,000 for the impairment of assets at the Honolulu Center.

Interest Expense decreased $0.4 million to $1.2 million for 2003 from $1.6 million for 2002. The decrease is due to interest expense recognized in 2002 for the issuance of warrants that did not occur in 2003.

Interest Income decreased $52,000 to $14,000 in 2003 from $66,000 in 2002, as a result of lower average cash balances.

The following are explanations of significant period-to-date changes for 2002 compared to 2001:

Revenues

Total Revenues, net decreased by $3.9 million, or 9.0%, to $39.3 million for 2002, from $43.2 million for 2001.

Center Whitening Fees, net decreased by $1.6 million or 11.2%, to $12.7 million for 2002, from $14.3 million for 2001. This was attributable to an 8.8% decrease in comparable store procedures. The number of procedures performed in the Centers decreased 10.7% to 28,699 procedures for 2002, compared to 32,136 in 2001.

Associated Center Whitening Fees, net decreased by $1.6 million, or 6.6%, to $22.5 million for 2002, from $24.1 million for 2001. This decrease was primarily due to the decrease in procedures in US Associated Centers. Although the growth in procedures in international Associated Centers more than offset this decline, the lower net revenue per procedure from international Associated Centers versus domestic Associated Center meant that revenue in aggregate declined. The number of procedures sold to both domestic and international Associated Centers increased 6.8% to 127,450 procedures in 2002 compared to 119,380 procedures in 2001.

Product Sales decreased by $700,000, or 14.6%, to $4.1 million for 2002, from $4.8 million for 2001. Product sales represent the Company’s toothpaste, mouthwash, whitening gum and Sonicare toothbrush sold at Centers, Associated Centers, and on its website.

Operating and Occupancy Costs decreased as a percentage of sales to 37% for a total of $14.7 million for 2002, from 39% for a total of $16.7 million for 2001. This decrease resulted from a decline in procedures and a reduction in rent expense due to 2001 store closures.

Selling, General and Administrative Expenses decreased as a percentage of sales to 88% for 2002 compared to 101% in 2001. In dollar terms, total Selling, General and Administrative expenses decreased $9.0 million to $34.5 million for 2002 compared to $43.5 million for 2001. This decrease was primarily attributable to the expense restructuring that was initiated at the start of the fourth quarter of 2001. The Company was able to streamline its field personnel, which resulted in lower corporate expenses.

Research and Development Expenses decreased as both a percentage of sales and in the aggregate to $923,000, or 2% of sales, for 2002, compared to $1.8 million or 4% of sales, in 2001. Research and development costs incurred during 2002 represent expenses related to safety and efficacy studies along with various other research studies to expand the Company’s leadership position in the teeth-whitening industry.

Depreciation and Amortization increased as a percentage of sales to 16%, or $6.1 million for 2002 compared to 11% of sales, or $4.7 million in 2001. This percentage increase as well as the increase in total depreciation dollars is due to the greater number of BS3000 and BS3000PB systems deployed in the Associated Centers.

Restructuring Expense. In 2002, the Company revised its estimate of the restructuring expense and took a charge of $304,000. Restructuring expense for 2001 was $879,000. In December 2001, the Company’s board of directors and Management decided to terminate the construction of a Center in San Francisco, CA, as a result of the economic downturn and the concentrated effect of the failure of numerous “Dot-Com” businesses in Northern California. As a result of the Company’s decision to cease construction on this Center, the Company reserved $987,000 for lease liability obligations. This amount was offset by a reduction of the 2000 restructuring liability of $108,000.

Impairment Charge. The Company recognized no impairment charge in 2002. In 2001, the Company recognized a $1.2 million non-cash charge for impairment of assets related to the aborted construction of the San Francisco Center, as leasehold improvements were not deemed recoverable. See “Restructuring Expense” above.

Interest Expense. Interest expense increased $520,000 to $1.6 million for 2002 from $1.1 million for 2001. The increase is due to an increase in expense related to the issuance of warrants as well as an increase in borrowing.

Interest Income decreased $241,000 to $66,000 in 2002 from $307,000 in 2001, as a result of lower average cash balances.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At December 27, 2003, the Company had $5.9 million in cash and borrowing capacity under lines of credit totaling $0.9 million. To date, the Company has yet to achieve profitability or positive cash flow from operations. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to meet corporate expenses.

The Company obtained the following additional borrowing availability during 2003:

•	$1.5 million increase, effective January 2003, in the Credit Agreements with CAP Advisers. The increase is specifically for international capital expenditures. The Company fully drew down the $1.5 million under this credit facility, which was subsequently terminated and converted to shares of common stock in November 2003.

•	$2.5 million Center Loan with CAP America Trust. This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million). The Company has drawn $1.6 million under this arrangement, leaving $0.9 million currently available under this line.

Additionally, as discussed in “Sources of Cash” below, the Company obtained $8.5 million through a private placement of 923,943 shares of Company common stock to institutional investors, of which $1.7 million was received in December 2003 and $6.8 million was received in January 2004.

The Company believes that cash on hand, together with available borrowing capacity discussed above and cash provided from operations, will be sufficient to sustain operations through the end of 2004.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment and, to a lesser degree, debt repayments. During 2003, the Company purchased intellectual property. The primary cash requirements of the Company, above the Contractual Obligations as summarized in the table below, are for maintaining current operations. In particular, spending on cost of goods, advertising, rents, leases and employee salaries is required to operate the business. The Company will also require additional cash outlays to continue to service debt and for capital expenditures to grow the network of Associated Centers and Company-owned Centers.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$7,203	$3,039	$607	$2,297	$1,260
Capital Lease Obligations	2,081	0	2,081	—	—
Operating Leases	13,142	2,907	4,722	4,048	1,465
Lease Obligations for Closed Centers	1,642	345	579	433	285
Service Contracts	923	870	53	—	—

Total Contractual Cash Obligations	$24,991	$7,161	$8,042	$6,778	$3,010

As of December 27, 2003 the Company had prepaid $571,000 (and has recorded it as a long term asset) to its sole third party manufacturer of LATW devices for delivery of devices beginning in 2004.

Sources of cash

During the last three years the Company incurred negative cash flows from operations. This was funded through issuances of common stock and debt.

During 2003 the Company converted to equity $15.3 million of its interest-bearing debt, which will save the Company approximately $0.5 million in interest expense in 2004.

Cash flows used in operations improved by $5.4 million to $2.2 million for 2003, from $7.6 million in 2002.

Another source of cash was the Company’s private placement of 923,943 shares to institutional investors in January 2004. The sale price was $9.20 per share for total proceeds of approximately $8.5 million. The Company received $1.7 million in December 2003 prior to its 2003 year-end. The balance of $6.8 million was received in January 2004. Proceeds from the private placement were used to retire a $2 million bridge loan obtained by the Company in November 2003 and for working capital purposes.

Total cash provided by financing activities was $9.9 million for 2003, compared to $7.6 million in 2002.

Capital expenditures were $3.9 million for 2003, compared to $3.9 million in 2002. In 2003, capital expenditures related primarily to the purchase of LATW devices and the launch of new products.

Financing Arrangements for the APA

Pursuant to this transaction, LCO loaned $1,000,000 to BDI in May 2003 under the terms of a promissory note with interest (payable monthly) and principal due in May 2008. Interest accrues at 200 basis points above the 1-year LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days.

LCO loaned BDI an additional $1,000,000 on similar terms in July 2003, at closing of the APA. The promissory notes issued to LCO by BDI were guaranteed by the Company.

In connection with the granting of the loans to BDI, LCO received warrants to purchase 333,333 shares of common stock of the Company. The warrants are exercisable at $6.00 per share and have a five-year life. The shares of common stock underlying the warrants granted to LCO are subject to certain limited “piggyback” registration rights in the event of future registered public offerings of common stock by the Company. The fair value of the warrants issued of $1,704,378 was recorded as a discount to the notes, and is being amortized under the effective interest method over the 5 year life of the note as interest expense.

CAP Advisers Line of Credit

In December 2001, as amended in March 2002, July 2002 and January 2003, BriteSmile International entered into Credit and Security Agreements with CAP Advisers, which provided for a $6.5 million line of credit facility of which $1.5 million was for the purchase of capital equipment. During 2003 the full $6.5 million was drawn on the line and subsequently converted to 511,813 shares of common stock in November 2003.

EVL Lease Amendment

Of those LATW devices in operation at Associated Centers at December 27, 2003, 3,000 of such devices were leased to the Company by Excimer Vision Leasing L.P. (“EVL”). See note 10 of the financial statements – “Related Party Transactions.” The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount plus a “variable rent” payment in the amount of $125 for each key card or access code sold. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures, resulting in variable rent of $25 per procedure.

In March 2002, the Company and EVL amended their lease agreement to provide that payment of the variable rent portion of the monthly rental payments due during 2002, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount ($2.1 million at December 28, 2002) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In November, 2003, this lease agreement was amended such that $4.0 million of the balance of deferred variable and fixed payments and interest accrued for the period from January 1, 2002 to October 31, 2003 due to EVL was converted into 318,170 shares of common stock. In December 2003, the Company and EVL amended their lease agreement to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 250 basis points. At December 27, 2003, $328,000 is due to EVL.

While the Company does not maintain or invest in derivative financial instruments or deal in interest rate swaps, it does have debt obligations that are sensitive to changes in interest rates.

See item 7A - “Quantitative and Qualitative Disclosures about Market Risk”.

Factors that may affect our performance

Inflation

Most of the Company’s products are purchased in finished form and packaged by the supplier or at the Company’s headquarters. The Company anticipates usual inflationary increases in the price of its products and does not intend to pass these increases along to its customers. In general, the Company does not believe that inflation has had a material effect on its results of operations in recent years. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality

The Company believes that its business follows seasonal trends due to increased consumer demand during the spring and early summer months, and around public and national holidays. As a result, the Company’s sales performance could potentially be affected.

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the Securities and Exchange Commission are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

For 2003, 2002 and 2001, we had a net loss of $14.6 million, $19.1 million, and $26.5 million, respectively. As of December 27, 2003, our accumulated deficit was $150.2 million. Our ability to reach and sustain profitability will depend, in part, upon the successful marketing of our existing services and products and the successful and timely introduction of new services and products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive substantially all of our revenues from our LATW procedures, a relatively new teeth-whitening concept for consumers. We also market BriteSmile brand toothpaste, electric toothbrushes, mouthwash, chewing gum, the BriteSmile To Go pen, and post-whitening procedure touchup kits through our Centers and Associated Centers and on our website. Our success will depend in large part on our ability to successfully encourage consumers, dentists and dental office employees to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

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

Our growth strategy includes investment in and expansion of Centers and Associated Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds may be needed in the future for continued expansion. We cannot assure that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers and Associated Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

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

If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of Associated Centers, customers, advertisers and other business partners grows, we will be required to manage multiple relationships with various Center dentists, Associated Center dentists, customers, strategic partners and other third parties. Future growth or an increase in the number of our strategic relationships may strain our managerial, operational and financial resources, thereby inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business.

We may experience shortages of the supplies we need because we do not have long-term agreements with suppliers.

Our success depends to a large degree on our ability to provide our affiliated dentists with our LATW systems, and a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April 2001, the Company’s LATW systems are manufactured by Peak Industries, Longmont, Colorado, pursuant to an agreement between the Company and Peak. We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that we have good relationships with our suppliers and our manufacturer, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more key vendors on a timely basis and on acceptable commercial terms, our results of operations could be seriously harmed.

We need to successfully manage our growth in order for the addition of any new Centers and Associated Centers to be profitable.

Our future growth primarily depends upon expansion of the number of our Associated Centers and Centers. We cannot assure that we will be successful in expanding the number of Centers and Associated Centers, or that such additions will achieve sales levels satisfactory to us. Demand for the Company’s services and products is driven by consumers whose broad spending patterns are affected by general economic conditions. Over recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters, although our exposure to the strength of any particular economy is mitigated by our geographically diversified revenue base.

BriteSmile has certain debt.

BriteSmile had $9.3 million of debt and capital leases outstanding as of December 27, 2003. The degree to which we are leveraged could have important consequences to the shareholders, including the following:

Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

We must pay interest on our debt, leaving less funds for other purposes;

We may be at a competitive disadvantage to our less leveraged competitors; and

We may be more vulnerable to a downturn in general economic conditions.

If we were to default on our debt obligations for any reason, there can be no assurance that any assets will remain for our shareholders after payment of amounts owed to debt holders.

See Item 7—Management’s Discussion of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

BriteSmile does not intend to pay dividends.

We do not anticipate paying any cash dividends on our common stock to our shareholders for the foreseeable future. BriteSmile intends to retain future earnings, if any, for use in the operation and expansion of our business. In addition, it is possible that any debt financing agreements entered into by us in the future may contain restrictions on our ability to declare dividends.

We cannot guarantee that the patents we have applied for will be granted, or even if granted, that they will not be infringed by competitors.

We have an expansive and growing portfolio of patents to protect our intellectual property rights. In 2002, two patents relating to the LATW systems were granted, including a patent covering a method of whitening teeth by exposing teeth treated with transparent composition including a peroxide and photosensitizing compound to light, comprising of a bleaching composition exposed to light to accelerate whitening, which have been asserted in a patent lawsuit against a major competitor, and a patent covering the light source. We also have a number of patent applications related to the composition of our whitening gel, tissue isolation useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. We have also filed patent applications related to the BriteSmile To Go pen. In addition, we have ongoing research and development efforts to expand and improve our current technology, and to develop new teeth whitening compositions and light devices. Although we intend to continue to apply for patents as advised by patent counsel, there can be no assurance that such patents will be issued or that, when they are issued, they will not be infringed upon by third parties or that they will cover all aspects of the product or systems to which they relate.

The rights we rely upon to protect our intellectual property underlying our products and services may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products and services. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products and services may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for additional patent, copyright or trademark protection outside of the United States or in foreign jurisdictions. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Our products or services could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could also cause us to pay substantial damages and prohibit us from selling our products or services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products or services infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Notwithstanding the foregoing, we are not aware of any infringement claims asserted against us by others.

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

The light used in the LATW systems is categorized as a Class I Medical Device as defined by the Food and Drug Administration (“FDA”). As long as the light is used specifically to perform cosmetic dental procedures (teeth whitening), it is not subject to pre-market notification requirements, although we are subject to FDA requirements regarding handling of complaints and other general FDA record keeping standards. There can be no assurance that some or all of the existing government regulations will not change significantly or adversely in the future, or that we will not become subject to compliance with additional and stricter government regulations which could, in the future, affect our revenue.

Ownership of our common stock is concentrated in a limited number of shareholders.

Current directors and executive officers of the Company, or their affiliates, own and control more than a majority of the outstanding common stock of the Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of the Company’s board of directors, and any other matters requiring approval of the shareholders of the Company.

Our efforts to build strong brand identity and customer loyalty may not be successful.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers, dentists and other strategic partners. In order to attract and retain these groups and respond to competitive pressures, we intend to continue substantial advertising spending to create and maintain brand loyalty. We believe that advertising rates, and the cost of advertising campaigns in particular could increase substantially in the future. If our branding efforts are not successful, our results of operations could be adversely affected.

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

Our Company’s web site or our Internet-based Scheduler system may experience slow response times, decreased capacity to accommodate a large number of customers or a temporary disruption in service for a variety of reasons. Additionally, power outages and delays in such service may interrupt or prevent us from immediately coordinating with the schedules of Centers and Associated Centers, and may interrupt or prevent customers from arranging for our services or from ordering our products through our e-Commerce Internet site. Any of these potential problems could have an adverse effect on business.

Computer hardware and software components to our Scheduler system are located at a third party co-location. In addition, a back-up file server and tape back-ups of the Scheduler database reside both at our headquarters and off-site. Delays in scheduling teeth whitening procedures would result if we were required to use our backup computer hardware and software systems. Nevertheless, natural disasters such as floods, fires, and power outages, telecommunications failures, physical or electronic break-ins or vandalism, viruses and other similar events could damage our hardware and software systems, lead to a loss of data, cause substantial disruption in our business operations, and have a material adverse effect on our business.

We are susceptible to product liability suits and if a lawsuit is brought against us it could result in us having to pay large legal expenses and judgments.

Although no lawsuits have been filed against the Company relating to our products or services, because of the nature of the dental device industry, there can be no assurance that we will not be subject to such claims in the future. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products or services brought against us, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of $10 million per occurrence and $10 million per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, we cannot assure that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to cover our exposure to interest rate risk, and the Company is not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments.

A 33 basis point increase in interest rate (10% of our weighted average interest rate) affecting our floating financial instruments would have a negative effect of approximately $0.2 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed rate financial instruments (see Note 7 of the Notes to Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data).

The Company believes its exposure to foreign exchange rate risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and associated notes are set forth on pages F-1 through F-29.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

During 2003, the Company identified an error in the recording of cost of sales. This error resulted in the Company restating their financial statements for the 13-week period ended June 28, 2003. The errors were the result of weaknesses in the Company’s internal inventory control structure. Deloitte & Touche LLP has communicated to management and the Audit Committee that these weaknesses are considered material weaknesses. Management and the Audit Committee identified and have commenced implementing certain changes that they feel are necessary to strengthen the Company’s accounting and reporting function, including capabilities of its accounting personnel and adoption of more frequent reviews and reconciliations of financial information.

The Company’s Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, with the following qualifications:

The error discussed above was identified and corrected during the fourth quarter and management has implemented appropriate controls and continues its ongoing assessment of the effectiveness of these changes.

Accounting policies and procedures are to be formally documented.

Unusual and complex transactions require the involvement of accounting personnel on a timely basis.

Except for those discussed above, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this Item is incorporated by reference to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Report:

Financial Statements

All schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

Exhibits

Exhibit Number

Per Item 601 of

Regulation S-K Title of Document

2	Asset Purchase Agreement and Plan of Reorganization by and among BriteSmile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 1996).

3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (filed herewith).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	1990 Stock Option Plan for Employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

10.02	Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of common stock and Options to Purchase 1,000,000 shares of common stock at $ 20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P., and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.03	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.04	Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of common stock and Options to Purchase 500,000 shares of common stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.05	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.06	Stock Purchase Agreement dated as of May 4, 1998 for 1,860,465 shares of common stock, between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.07	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.08	Employment Letter dated January 20, 1999 (effective June 2, 1999) between the Company and John L. Reed (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999).

10.09	Employment Letter dated April 19, 1999 between the Company’s subsidiary, BriteSmile International, Limited, and Paul Dawson (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999).

10.10	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.11	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.12	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.13	Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.14	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non- management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.15	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.16	Form of Stock Purchase Agreement dated as of June 3, 1999 between the Company and purchasers who acquired shares of common stock of the Company at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.17	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.18	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.19	Stock Purchase Agreement dated as of January 12, 1999 between the Company and the Pequot investment funds (“Pequot Funds”) (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.20	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.21	Voting and Co-sale Agreement dated as of January 18, 2000 between the Company, the Pequot Funds and LCO Investments Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.22	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.23	Securities Purchase Agreement dated as of June 27, 2000 between the Company and certain purchasers of 5% Convertible Subordinated Notes (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.24	Form of Convertible Notes issued pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.25	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.26	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.27	Amendment Agreement dated as of August 3, 2000 between the Company and the purchasers of notes identified therein (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.28	Note Purchase Agreement dated December 5, 2000 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.29	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.30	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.31	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.32	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.33	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.34	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.35	Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.36	Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.37	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.38	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.39	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.40	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated

March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.41	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.42	Form of Convertible Note Purchase Agreement used in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.43	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.44	Employment Agreement dated May 31, 2002 between the Company and Bruce Fleming (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.45	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.46	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.47	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (filed herewith).

10.48	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.49	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (filed herewith).

14	Code of Ethics (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Auditors, Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Auditors, Ernst & Young, LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on November 28, 2003 for the purpose of reporting a $2 million loan from LCO, and certain conversions of debt to equity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BriteSmile, Inc.

By:	/s/ John L. Reed

John L. Reed Chief Executive Officer

By:	/s/ John C. Dong

John C. Dong EVP, Chief Financial Officer

Date:	March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A.M. Pilaro Anthony M. Pilaro	Chairman of the Board of Directors	March 26, 2004

/s/ John L. Reed John L. Reed	Chief Executive Officer (retiring March 31, 2004) and Director (Principal Executive Officer)	March 26, 2004

/s/ Bruce Fleming Bruce Fleming	Chief Executive Officer (effective April 1, 2004), President and Director	March 26, 2004

/s/ R. Eric Montgomery R. Eric Montgomery	Director	March 26, 2004

/s/ Gerald Poch Gerald Poch	Director	March 26, 2004

/s/ Julian Feneley Julian Feneley	President and Director	March 26, 2004

/s/ Brad Peters Brad Peters	Director	March 26, 2004

Harry Thompson	Director	March 26, 2004

/s/ Peter Schechter Peter Schechter	Director	March 26, 2004

/s/ Tim Pierce Tim Pierce	Director	March 26, 2004

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS

BRITESMILE, INC.

Independent Auditors’ Report

The Board of Directors and Shareholders,

BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BriteSmile, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 26, 2004

Oakland, California

Report of Ernst & Young, LLP, Independent Auditors

The Board of Directors and Shareholders

BriteSmile, Inc.

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows of BriteSmile, Inc. for the 52 weeks ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of BriteSmile, Inc. for the 52 weeks ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

March 8, 2002, except for Note 1 as to

which the date is March 28, 2002

BRITESMILE, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	Dec. 27, 2003	Dec. 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,884	$3,527
Trade accounts receivable, net of allowances of $467 and $506, respectively	3,554	2,364
Inventories	1,746	2,502
Prepaid expenses and other	569	189

Total current assets	11,753	8,582

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	16,523	20,289
INVESTMENTS, RESTRICTED AS TO USE	843	843
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION	6,120	—
OTHER ASSETS	2,777	1,385

TOTAL ASSETS	$38,016	$31,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,173	$4,793
Accrued liabilities	5,624	3,766
Gift certificates and prepaid appointments	962	637
Deferred revenue	597	819
Accrual for store closures	298	201
Current portion of long-term debt	3,039	1,249
Capital lease obligation with related party – current portion	761	701

Total current liabilities	18,454	12,166

LONG TERM LIABILITIES
Capital lease obligations with related party – less current portion	1,130	1,885
Accrual for store closure	783	1,035
Long-term debt, less current portion	4,164	11,447
Other long term liabilities	861	767

Total long term liabilities	6,938	15,134

Total liabilities	25,392	27,300

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $ .001 par value; 50,000,000 shares authorized; 9,525,265 and 6,071,160 shares issued and outstanding as of December 27, 2003 and December 28, 2002, respectively	38	36
Additional paid-in capital	162,823	139,418
Accumulated deficit	(150,237)	(135,655)

Total shareholders’ equity	12,624	3,799

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,016	$31,099

See accompanying notes to consolidated financial statements.

BRITESMILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share data)

	2003	2002	2001
REVENUES:
Center whitening fees, net	$15,946	$12,738	$14,333
Associated center whitening fees, net	21,030	22,460	24,048
Product sales	6,803	4,125	4,849

Total revenues, net	43,779	39,323	43,230

OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	17,092	14,671	16,744
Selling, general and administrative expenses	31,589	34,480	43,492
Research and development expenses	1,399	923	1,849
Depreciation and amortization	6,589	6,099	4,715
Restructuring expense	140	304	879
Impairment charges	383	—	1,217

Total operating costs and expenses	57,192	56,477	68,896

Loss from operations	(13,413)	(17,154)	(25,666)

Interest expense	(1,159)	(1,603)	(1,083)
Interest income	14	66	307

Loss before income tax provision	(14,558)	(18,691)	(26,442)
Income tax provision	24	80	57

Net loss	$(14,582)	$(18,771)	$(26,499)
DEEMED DIVIDEND RELATED TO WARRANTS	—	307	—

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(14,582)	$(19,078)	$(26,499)

Basic and diluted net loss per share	$(2.15)	$(3.14)	$(4.74)

Weighted average shares – basic and diluted	6,778,111	6,068,530	5,591,720

See accompanying notes to consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2003	2002	2001
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(14,582)	$(18,771)	$(26,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,757	6,099	4,715
Write off of property and equipment	39	76	—
Amortization of discount on debt	155	20	20
Impairment charges on leasehold improvements	383	—	1,217
Store closure accrual	(155)	26	432
Debt conversion expense, including accrued interest converted to equity	—	724	385
Costs recognized for issuance of stock and stock options	336	1,013	1,554
Increase in variable deferred payments to a related party	2,219	2,150	—
Changes in assets and liabilities:
Trade accounts receivable	(1,190)	1,947	(1,516)
Inventories	756	38	(175)
Prepaid expenses and other	(380)	234	460
Other assets	(653)	113	(150)
Accounts payable	2,381	(719)	(2,917)
Accrued liabilities	2,263	(582)	1,421
Deferred revenue	(222)	56	(13)
Other long-term liabilities	96	(64)	421

Net cash used in operating activities	(1,797)	(7,640)	(20,645)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Repayment of notes receivable	—	391	335
Purchase of intellectual property	(1,827)	—	—
Purchase of property and equipment	(3,906)	(3,948)	(11,225)

Net cash used in investing activities	(5,733)	(3,557)	(10,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(696)	(592)	(394)
Principal payments on long-term debt	(500)	(500)	(417)
Proceeds from issuance of debt	5,500	3,500	2,500
Borrowings from line of credit, net	3,336	4,714	—
Proceeds from common stock offerings, net	1,651	—	26,623
Proceeds from exercise of warrants	23	—	—
Proceeds from exercise of stock options	573	440	4,684

Net cash provided by financing activities	9,887	7,562	32,996

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,357	(3,635)	1,461
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,527	7,162	5,701

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,884	$3,527	$7,162

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

	2003	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$952	$617	$291

Cash paid for income taxes	$0	$80	$57

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS:
Conversion of debt, including accrued interest to equity	$15,347	$—	$5,132

Fair value of stock options and warrants issued to consultants	$336	$—	$—

Fair value of warrants issued in debt financing arrangements	$1,704	$158	$—

Equipment acquired under capital lease obligations	$—	$—	$2,373

Purchase of intellectual property through issuance of equity	$3,773	$—	$—

Purchase of intellectual property through issuance of debt	$800	$—	$—

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In Thousands)

	Common Shares	Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance at December 30, 2000	4,793	29	99,568	(90,078)	9,519
Exercise of stock options	163	1	4,124	—	4,125
Stock option compensation cost	—	—	1,097	—	1,097
Conversion of long-term debt to common stock	170	1	5,131	—	5,132
Exercise of warrants	18	—	559	—	559
Private placement of common stock, net of placement fees of $1,400 and fair value of warrants issued to placement agent	895	5	26,618	—	26,623
Net loss and comprehensive loss	—	—	—	(26,499)	(26,499)

Balance at December 29, 2001	6,039	36	137,097	(116,577)	20,556
Deemed dividend related to warrants	—	—	307	(307)	—
Exercise of stock options	32	—	440	—	440
Stock option compensation and warrant cost	—	—	1,574	—	1,574
Net loss and comprehensive loss	—	—	—	(18,771)	(18,771)

Balance at December 28, 2002	6,071	$36	$139,418	$(135,655)	$3,799
Private placement of common stock, net of placement fees of $100	190	1	1,650	—	1,651
Conversion of long-term debt to common stock	2,863	1	15,346	—	15,347
Purchase of intellectual property through issuance of common stock	290	—	3,773	—	3,773
Fair value of warrants issued in debt financing arrangements	—	—	1,704	—	1,704
Exercise of stock options	103	—	573	—	573
Exercise of warrants	8	—	23	—	23
Stock option compensation and warrant cost	—	—	336	—	336
Net loss and comprehensive loss	—	—	—	(14,582)	(14,582)

Balance at December 27, 2003	9,525	$38	$162,823	$(150,237)	$12,624

See accompanying notes to consolidated financial statements

BriteSmile, Inc.

Notes to Consolidated Financial Statements

1. Description of Business and Liquidity

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”) and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. As of December 27, 2003, the Company has 14 Centers in operation. As an alternative to the Company-owned Centers, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist’s established office. As of December 27, 2003, the Company has entered into contracts with 4,995 Associated Centers, including 3,168 in the United States, and 1,827 in over 75 countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the BriteSmile Light Activated Teeth Whitening System (“LATW”).

The Company developed its current teeth whitening technology and began distribution of its BriteSmile 2000 LATW keycard system (the “BS2000”) in early 1999. In November 1999 the Company introduced its new BriteSmile 3000 LATW keycard system (the “BS3000”) to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers. The BS2000, BS3000, and BS3000PB teeth whitening devices utilize a light technology. The unique delivery arm of these devices permits blue green light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile’s wavelength-specific gel during three consecutive twenty-minute sessions.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision-making group, in deciding how to allocate resources and in assessing performance. Our CEO and President are the chief decision makers. Our business is focused on one industry segment, products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment. Revenue from outside the United States of America in 2003 was $6.1 million, 13.9% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 20.3% of total long-term assets, net. Revenue from outside the United States of America in 2002 was $5 million, 12.7% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 25.9% of total long-term assets, net.

Liquidity

To date, the Company has yet to achieve profitability. The Company has implemented initiatives to increase sales and decrease expenses to assure its viability for the next 12 months. The Company’s principal sources of liquidity have been proceeds from issuance of common stock and debt. At December 27, 2003, the Company had $5.9 million in cash and $0.9 million of borrowing capacity under lines of credit.

The Company obtained $8.5 million through a Private Placement of 923,943 shares to institutional investors that closed in January 2004. The sale price was $9.20 per share, of which the Company received $1.7 million on December 23, 2003 prior to its December 27, 2003 year-end. The balance of $6.8 million was received in January 2004. Proceeds from the private placement were used to repay a $2 million bridge loan obtained by the Company in November 2003 and for working capital purposes. The Company filed a registration statement covering the shares purchased in this transaction. The registration statement was declared effective by the Securities and Exchange Commission in February 2004.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

The Company believes that cash on hand along with available borrowing capacity discussed above will be sufficient to sustain operations through the end of 2004.

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The years 2003, 2002 and 2001 included 52 weeks.

Stock Split

In the fourth quarter of 2003, the Company’s Board of Directors approved a 5 for 2 stock split of shares of its common stock effective in February 2004. All data in these financial statements pertaining to shares and share prices have been restated to reflect this split.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost which approximates fair value.

Cash and Short-Term Investments, Restricted as to Use

At December 27, 2003 and December 28, 2002, $843,000 of the Company’s cash and short-term investments was used to collateralize letters of credit and is restricted as to use until September 2008.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States of America and the Republic of Ireland. The Company’s policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. The Company does not require collateral on these financial instruments.

Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. No one customer accounted for 10% or more of revenue during any of the years covered in this report.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to Associated Centers and recognizes the income over the estimated performance period. Prior to 2003, the Company estimated the performance period to be 28 days. Due to our ongoing efforts in monitoring key card usage, we have reduced our estimated performance period from 28 days to 22 days. The effect of this change increased revenues in 2003 by $592,000. Revenue is reported net of discounts and allowances. The Company will continue to monitor this policy and if factors change in a material way will adjust it accordingly. Additionally, Associated Center revenue for 2003, 2002 and 2001 has been reduced by $163,000 for each year due to charges related to warrants issued to Orthodontic Centers of America (“OCA”) (see Other Assets, below).

Allowance for Doubtful Accounts

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of BriteSmile’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

	2003	2002	2001
	(in thousands)
Balance, beginning of period	$506	$615	$163
Additions to allowance	201	276	676
Write-offs, net of recoveries	(240)	(385)	(224)

Balance, end of period	$467	$506	$615

Inventories

Inventories are stated at the lower of average cost or market. Inventories at December 27, 2003 and December 28, 2002 consist primarily of dental supplies, marketing materials and displays and replacement component parts for the teeth whitening systems.

Property and Equipment

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value, at the date of inception. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture and fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation. Property and Equipment consists of the following at year end 2003 and 2002:

	2003	2002
	(in thousands)
Furniture, fixtures and equipment (useful life of 3 - 7 years)	$9,332	$7,600
Teeth whitening equipment (useful life of 5 years)	17,876	16,682
Leasehold improvements (useful life of 5 - 10 years)	9,794	10,171

	37,002	34,453
Less accumulated depreciation and amortization	(20,479)	(14,164)

Net property and equipment	$16,523	$20,289

The cost of assets under capital lease obligations, for teeth whitening equipment was $3.6 million at December 27, 2003 and December 28, 2002. Accumulated amortization related to assets under capital lease obligations at December 27, 2003 and December 28, 2002 was $2.0 million and $1.2 million, respectively.

The Company recorded amortization expense of $724,000, $717,000, and $516,000, under capital leases for 2003, 2002, and 2001, respectively.

Intangibles

During 2003, a newly formed subsidiary of the Company, BriteSmile Development, Inc. (“BDI”) acquired intellectual property from a related party, the value of which was capitalized at cost, with specific costs allocated to key components based on a ratio of fair value per key components over total fair value (as valued by a market analysis performed by a third-party valuation firm). The purchase price was $6.4 million and is being amortized over a weighted average period of 9.82 years using the straight-line method of accounting.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

The purchase price consisted of the following:

i.	an aggregate $1,827,086 paid in cash ($750,000 paid in May 2003 in connection with an exclusive license to certain intellectual property, $1,000,000 in July 2003 in connection with the acquisition of the intellectual property, and $77,086 in November 2003 pursuant to the Asset Purchase Agreement);

ii.	289,993 shares of common stock of the Company valued at $3,772,914;

iii.	$800,000 to be paid to a third party in $200,000 quarterly installments, which commenced in February 2004.

As a result of this transaction, the Company acquired full ownership of a portfolio of over 80 Human Oral Care “HOC” patents and patent applications that are strategic to the Company’s current teeth whitening business, which also offers the opportunity to expand, either directly or through strategic licensing activities, into broader HOC product segments with innovative technologies.

	As of December 27, 2003 (in thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	December 27, 2003
Amortized intangible assets:
Purchased technologies	10 years	6,283	(270)	6,013
Consulting Agreement	5 years	117	(10)	107

Total intangibles		$6,400	$(280)	$6,120

Aggregate amortization expense for 2003			$280
Estimated amortization expense for the years ended:
2004			$652
2005			$652
2006			$652
2007			$652
2008			$642

Other Assets

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to customers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor to a Customer (Including the Reseller of a Vendor’s Products)” the cost of the Magic Mirrors provided to customers has been capitalized as deferred contract costs and is being amortized to cost of goods sold over the life of the contract. At December 27, 2003 the amount capitalized was $677,000.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Other assets at December 27, 2003 and December 28, 2002 consisted of the following:

	December 27, 2003	December 28, 2002
Deferred contract costs, net of $795 and $608 accumulated amortization	$1,538	$1,030
Deposits & other	1,239	355

Total other assets	$2,777	$1,385

Capital Leases

The Company leases certain equipment from a related party (see notes 5 and 7). Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 per month and (ii) variable rent payments equal to $25 per LATW procedure. The variable rent payments are recorded as an operating cost.

Advertising

Costs of advertising are expensed the first time the advertising takes place. Advertising costs were $11.4 million, $17.1 million, and $19.1 million for 2003, 2002, and 2001, respectively, and are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB”). Compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of the Company’s stock and the exercise price of the options to purchase that stock, the difference being amortized over the vesting period of the related option.

The alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of .926, 1.09, and 1.13 for 2003, 2002, and 2001, respectively; an average risk-free interest rate of 4.25%, 4.25% and 4.75% for 2003, 2002, and 2001, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 10 years.

Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Had compensation cost for the Company’s stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company’s reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001
Loss as reported	$14,582	$19,078	$26,499
Compensation expense recorded under APB25	$—	$(265)	$—
Compensation expense computed using fair value method	$3,869	$3,562	$2,595

Pro forma loss	$18,451	$22,375	$29,094

Pro forma basic and diluted loss per share	$(2.72)	$(3.69)	$(5.20)

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in “Research and development expenses” in the accompanying consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling charges billed to customers are recorded in revenue and the related expenses are classified in operating and occupancy costs.

Center Opening Costs

Non-capital expenditures incurred in opening a new BriteSmile Professional Teeth Whitening Center are expensed as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

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

During 2003, the Company decided to close its Center in Honolulu. As a result of the decision to close this location, the Company recorded a non-cash impairment charge of $90,000 related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery, was determined to be $0. This Center was closed in January 2004. Also during 2003 the Company wrote-off $293,000 in abandoned leasehold improvements incurred as a part of the relocation of the Company’s Center in Houston.

During 2001, the Company decided not to continue the construction of a Center in San Francisco, California. As a result of this decision, the Company recorded an impairment charge of $1.2 million related to leasehold

BriteSmile, Inc.

Notes to Consolidated Financial Statements

improvements to be abandoned, whose fair value, based on estimates of recovery on sub-leases, was determined to be $0.

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

Debt: All of the Company’s debt is from related parties. Management believes the carrying amounts of the Company’s debt approximates their fair value.

Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. For all periods presented, diluted net loss per share is equal to basic net loss per share. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable are anti-dilutive.

	2003	2002	2001
Net loss	$(14,582)	$(18,771)	$(26,499)
Deemed dividend related to warrants	—	307	—

Net loss attributable to common shareholders	$(14,582)	$(19,078)	$(26,499)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	6,778,111	6,068,530	5,591,720
Basic and diluted net loss per common share	$(2.15)	$(3.14)	$(4.74)

Common equivalent shares of 1.6 million, 1.2 million, and 1.3 million were excluded from this calculation in 2003, 2002, and 2001, respectively.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted this statement at the beginning of 2002 and adoption did not have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company adopted the provisions of SFAS 146 for restructuring activities initiated after December 28, 2002. SFAS 146 requires that the liability for costs associated

BriteSmile, Inc.

Notes to Consolidated Financial Statements

with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended through December 2003, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The adoption of FIN 46 is required in the first quarter of 2004 and is not expected to have an impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Restructuring Expense

During 2003 and 2002, the Company recorded additional restructuring expense of $140,000 and $304,000, respectively, related to revised estimates of future lease obligations.

During 2001, the Company recorded $987,000 for the remaining lease obligation, net of estimated sub-lease income for a Center in San Francisco that was not opened.

The following table sets forth the restructuring activity during the years ended (in thousands):

	Accrual for Store Closures at December 28, 2002	Restructuring Charges	Cash Paid	Accrual for Store Closures at December 27, 2003
Lease liability	$1,236	$—	$(295)	$941
Revision of December 28, 2002 estimate	—	140	—	140

Total	$1,236	$140	$(295)	$1,081

	Accrual for Store Closures at December 29, 2001	Restructuring Charges	Cash Paid	Accrual for Store Closures at December 28, 2002
Lease liability	$1,210	$—	$(278)	$932
Revision of December 29, 2001 estimate	—	304	—	304

Total	$1,210	$304	$(278)	$1,236

BriteSmile, Inc.

Notes to Consolidated Financial Statements

	Accrual for Store Closures at December 30, 2000	Restructuring Charges	Cash Paid	Accrual for Store Closures at December 29, 2001
Lease liability	$617	$987	$(286)	$1,318
Severance	161	—	(161)	—
Revision of December 30, 2000 estimate	—	(108)	—	(108)

Total	$778	$879	$(447)	$1,210

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 27, 2003	December 28, 2002
Salaries and benefits	$1,547	$1,099
Professional services	1,245	728
Advertising	1,113	1,064
Property Taxes	411	58
Other accrued expenses	1,308	817

Total	$5,624	$3,766

5. Leases

Effective December, 2000, as amended, the Company secured a lease line of $15 million from Excimer Vision Leasing L.P. (“EVL”), a related party, as described in note 10, for the lease of 3,000 BS3000 whitening devices, which are accounted for as capital leases. Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 per month and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices.

Rental expense related to variable rent was $2,219,000, $2,150,000, and $2,680,000, for 2003, 2002 and 2001, respectively.

In March 2002, the Company and EVL amended their lease agreement to provide that payment of the variable rent portion of the monthly rental payments due during 2002, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount ($2.1 million at December 28, 2002) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In January 2003, the Company and EVL further amended their lease agreement to provide that the variable rent portion of the monthly rental payments due for 2002 and 2003 be deferred until January 1, 2004. Interest payable on the deferred amount, is calculated at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In November 2003 EVL agreed to accept 318,170 shares of restricted Common Stock of the Company in satisfaction of $4,040,750 of the Company’s obligation to pay all of the variable rent, including accrued interest, for the period from January 1, 2002 through October 31, 2003, which includes all of the deferred amounts discussed above. The price for the shares under this agreement was $12.70 per share, the fair value as of the settlement date.

In December 2003, the Company and EVL amended their lease agreement to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Prepayment of these amounts, in full or in part, can be made without penalty. As of December 27, 2003, the unpaid variable rent was $329,000 and is included in long-term debt and the interest rate is 3.6%.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

The Company also leases office and retail space under non-cancelable operating leases with initial terms of five to ten years, including various renewal options and escalation clauses. Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 27, 2003 (in thousands):

	Capital Leases	Operating Leases
2004	$900	$3,253
2005	900	2,735
2006	281	2,565
2007	—	2,261
2008	—	2,220
Thereafter	—	1,750

Total minimum lease payments	2,081	$14,784

Amount representing interest	190

Present value of net minimum lease payments	1,891
Less current portion	(761)

Long-term capital lease obligations	$1,130

Rent expense was $3.6 million, $3.3 million, and $3.7 million for 2003, 2002 and 2001, respectively.

6. Income Taxes

The income tax expense (benefit) consisted of (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	24	80	57

Total current	24	80	57

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred	—	—	—

Total current and deferred	$24	$80	$57

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax balances at December 27, 2003 are as follows (in thousands):

	December 27, 2003	December 28, 2002

Current deferred tax assets:
Reserves and accruals	$1,940	$1,432
Other, net	853	916

Current deferred tax asset	2,793	2,348

Long-term deferred tax asset
Net operating loss carryforwards	50,861	45,632
Property and equipment	941	1,343
Other deferred tax assets and Tax credit carry forwards	452	441

Long-term deferred income tax assets	52,254	47,416

Total deferred income tax asset	55,047	49,764
Valuation allowance	(55,047)	(49,764)

Net deferred tax assets	$0	$0

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

	2003	2002	2001
Provision at statutory tax rate	-34.0%	-34.0%	-34.0%
State income tax benefits, net of Federal benefit	0.1%	-3.9%	-6.0%
Non-deductible items	0.2%	0.2%	-7.0%
Tax on foreign earnings at less than U.S. Rates	-1.8%	-2.2%	—
Valuation allowance	35.7%	40.1%	47.3%

Total	0.2%	0.2%	0.2%

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company established a valuation allowance at December 27, 2003 due to the uncertainty of realizing tax benefits from certain of its net operating loss (“NOL”) carryforwards and credits.

IRC Section 382 places a limitation “the Section 382 limitation” on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “changes in ownership” provisions, utilization of the NOL carryforward may be subject to an annual limitation regarding their utilization against taxable income in future periods.

As of December 27, 2003, the Company had federal and state net operating loss carryforwards of approximately $130.2 million and $107.2 million, respectively. These net operating loss carryforwards will expire in years 2010 through 2023 for federal income tax expense purposes and years 2004 through 2013 for state income tax purposes. Additionally, the Company has approximately $1,100,000 of net operating losses from the Republic of Ireland that may be carried forward indefinitely. A portion of the federal and state losses is attributable to professional corporations formed to comply with the corporate practice of medicine statutes in the jurisdictions where the Company has operations. These professional corporations are not consolidated for income tax purposes.

The Company has approximately $378,000 of tax credits that under current tax law can be used to offset future income tax liabilities. These credits will begin to expire in 2005 if not utilized.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

7. Financing Arrangements

Following is a summary of the Company’s outstanding debt financing arrangements (in thousands):

	December 27, 2003	December 28, 2002

Bridge loan payable to LCO	$2,000	$—
Preferred Stock - BDI	1,000	—
Note payable – Intellectual property	800	—
Note Payable to LCO, (net of discount of $1,560)	440	—
Note Payable to EVL	1,083	1,583
CAP Advisers Center Loan	1,551	—
CAP Advisers Line of Credit	—	4,714
2% Convertible Promissory Note	—	3,500
EVL variable rent (See note 5)	329	2,150
5% Subordinated Convertible Notes (net of discount of $51)	—	749

Total outstanding debt	7,203	12,696
Less current portion	(3,039)	(1,249)

Long-term debt	$4,164	$11,447

The following table presents the approximate annual maturities of debt (in thousands):

2004	$3,300
2005	829
2006	375
2007	500
2008	2,500
Thereafter	1,259

Total	$8,763
Less amortization of discounts	(1,560)

Total long-term debt, net of discounts	$7,203

Bridge loan Payable to a related party

In November 2003, the Company borrowed $2.0 million from LCO Investments Limited (“LCO”), a related party as described in Note 10, for general working capital purposes. This note was repaid in January 2004, including interest at LIBOR plus 250 basis points (4.0% at December 27, 2003) using proceeds from the Private Placement as described in Note 1.

Preferred Stock – BDI

In August 2003, BDI issued $1.0 million of preferred stock to LCO. Dividends are computed at the 1-year LIBOR rate plus 2% (3.39% at December 27, 2003) and adjust annually on the anniversary date. Dividends are payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a long-term liability.

Note payable – Intellectual property

As described in Note 2, in July 2003 BDI acquired intellectual property from a related party for a purchase price of $6.4 million of which $800,000 is payable in quarterly installments over one year. This note is non-interest bearing.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans is accrued monthly at a rate of LIBOR plus 200 basis points (3.1% at December 27, 2003). The notes included detachable warrants to purchase 333,335 shares of common stock at $6.00 per share. The fair value of these warrants, $1,704,000, is recorded as debt discount and being amortized to interest expense, using the effective interest method. The balance due to LCO at December 27, 2003 was $440,000 net of $1,560,000 unamortized discount. This note is due in two payments of $1 million each on May 9, 2008 and July 23, 2008.

Note Payable to EVL

In March 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company’s 14 Centers. For 2003, 2002 and 2001 variable payments totaled $718,000, $717,000 and $664,000, respectively, of which $218,000, $217,000 and $164,000, respectively was allocated to interest. The unpaid balance of the loan was $1,083,000 at December 27, 2003 with an effective annual interest rate in 2003 of 16.6%. The final payment, due at maturity will be the amount by which the aggregate of variable payments paid during the term of the loan that were allocated to principal are less than the original $2.5 million principal amount of the loan.

CAP America Trust Center Loan

In May, 2003 the Company and CAP America Trust, a related party, entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may borrow until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company drew down $1.6 million under this loan as of December 27, 2003 at 6%, and had $900,000 available. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Variable payments are $25 for each LATW procedure performed at the Company’s 14 Centers, with the first $500,000 applied to principal and the remaining payments applied to interest during each calendar year. Variable payments begin on May 11, 2006.

CAP Advisers Line of Credit

In December 2001, BriteSmile International entered into Credit and Security Agreements (the “Credit Agreements”) with CAP Advisers Limited (“CAP Advisers”), a related party as described Note 10, which provided for a $6.5 million line of credit. During 2003, CAP Advisers assigned their interest in the outstanding balance to LCO. In November 2003, LCO agreed to accept 511,813 shares of restricted Common Stock of the Company in full satisfaction of the outstanding loan balance of $6,500,000. The conversion price for the shares was $12.70 per share.

2% Convertible Promissory Note

In November 2002, the Company sold to two investors in a private placement 2% convertible notes, which were due and payable on November 20, 2005 (the “November 2002 Notes”). The November 2002 Notes were convertible into shares of common stock of the Company at a conversion rate of $2.40 per share. The two investors, who purchased the November 2002 Notes, both affiliates of the Company, are: LCO ($2,500,000) and Bradford G. Peters ($1,000,000). The CEO of the Company funded an additional $500,000 in 2003 under the same terms, pursuant to a subscription agreement.

During 2003 the entire $4 million was converted into 1,250,000 shares of common stock, per the terms of the agreement.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

5% Subordinated Convertible Notes

During 2003, $800,000 of the remaining 5% convertible notes was converted into 335,333 shares of common stock at $2.40 per share. These notes were originally issued by the Company in August 2000 with detachable warrants with an exercise price that adjusts based on subsequent issuances. During 2002, the Company recorded a deemed dividend of $307,000 representing the change in the value of warrants due to the change of the exercise price of the warrants. Of the original warrants issued with the August 2000 Note Offering, 251,053 warrants remain outstanding.

8. Shareholder’s Equity

In January 2004, the Company completed a private offering of 923,943 shares of unregistered common stock, par value $0.001 per share for total proceeds of approximately $8.5 million.

The Company received proceeds of $1.7 million in 2003 and the balance of $6.8 million was subsequently received in January 2004. Proceeds from the private placement were used to pay off the $2 million bridge loan obtained by the Company in November 2003 and for working capital purposes. The Company filed a registration statement covering the shares purchased in this transaction. The registration statement was declared effective by the Securities and Exchange Commission on February 17, 2004.

During 2001, the Company sold 895,238 shares of its restricted common stock in a private offering for net proceeds of $26.6 million. In connection with this offering, the Company issued warrants to purchase 106,191 shares of common stock at prices ranging from $30.00 to $43.50. The warrants have a five-year term.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,250,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a five-year period and have a maximum term of ten years.

Acceleration of Employee Stock Options

In March 2002, options to purchase 6,668 shares of common stock were accelerated for two employees. As a result, the Company recognized, in selling, general and administrative expense, a non-cash expense of $265,000.

A summary of the Company’s stock option activity and related information for the 52 weeks ended December 27, 2003, December 28, 2002, and December 29, 2001 is as follows:

	2003		2002		2001
	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	794,173	$30.36	1,014,420	$31.32	1,061,820	$33.00
Granted	756,898	7.85	314,281	25.15	225,458	31.60
Exercised	(102,603)	5.42	(33,333)	11.80	(76,840)	17.22
Forfeited/expired	(319,093)	18.63	(501,195)	38.42	(196,018)	37.25

Outstanding at end of year	1,129,375	23.20	794,173	30.36	1,014,420	31.32

BriteSmile, Inc.

Notes to Consolidated Financial Statements

The weighted average fair value of options granted during 2003, 2002 and 2001 using a Black-Sholes option pricing valuation model was $4.94, $23.16, and $31.62 respectively.

A summary of the status of options outstanding at December 27, 2003 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.98 –3.20	43,578	7.42	2.50	23,508	2.12
4.31 – 5.10	336,456	7.28	4.31	264,685	4.31
6.00 – 11.98	355,555	8.60	6.05	159,590	10.26
12.48 – 23.25	217,491	8.11	16.43	190,783	16.61
24.78 – 30.00	88,863	8.38	27.96	76,698	28.18
33.30 – 42.75	43,020	8.53	35.06	38,175	35.13
48.38 – 82.50	86,075	8.88	59.52	82,395	57.95

Total	1,171,036	8.39		835,834

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 27, 2003
Employee stock options outstanding	895,540
Non-employee stock options outstanding	275,496
Stock options, available for grant	0
Warrants outstanding	332,830

Options/Warrants Granted Outside 1997 Plan

Options or warrants for 317,240 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan. Of the shares granted, 106,672 remain outstanding and unexercised as of the date of this Report. The weighted average exercise price of such outstanding options or warrants is $29.85 per share.

Impact of Options/Warrants on 2002 Financials Statement

In November 1998, the Company issued options to purchase 50,000 shares of common stock at $7.13 to Oral Health Clinical Services. Twelve thousand five hundred (12,500) options vested immediately and on October 31, 2001, another 12,500 options vested as a result of submission of clinical data to the American Dental Association (ADA), which resulted in a non-cash expense of $305,000. The balance of 25,000 shares vested in July 2002. As a result of the final 25,000 shares vesting in July 2002, the Company recognized a non-cash expense of $217,000 during 2002.

Warrants

In 2003, the Company issued options to purchase 41,663 shares of the Company’s common stock to Dr. Warner as compensation for consulting services to the Company, and recorded a non-cash charge of $336,000 related to these warrants.

In 2001, the Company issued warrants to purchase 16,668 shares of the Company’s common stock to Dr. Salim Nathoo and Dr. John Warner as compensation for consulting services to the Company for the period October 1, 2001

BriteSmile, Inc.

Notes to Consolidated Financial Statements

to December 31, 2002. During 2001, the Company recorded a non-cash charge of $154,000 related to these warrants. The warrants are exercisable at $33.30 per share and expired September 21, 2003.

9. Commitments and Contingencies

Litigation

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). The Company filed an initial complaint against Discus Dental, Inc. (“Discus”), Culver City, California, in July 2002, asserting claims of infringement of the Company’s U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleges misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile’s Medical Director, Nathoo had and continues to have, an obligation to keep BriteSmile’s trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo’s “consulting” services, which included paying Nathoo to share with Discus certain of the Company’s trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo’s activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

In March 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile’s claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile’s patents and that BriteSmile’s patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile’s patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus also asks for declarations that its products and processes do not violate BriteSmile’s patents, that BriteSmile’s patents are unenforceable, that BriteSmile has no protectable trade secrets, and that BriteSmile’s contracts with Associated Center Dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, and is seeking lost profits, treble damages and attorneys fees.

In July 2003, the Company filed the Second Amended Complaint, asserting additional clauses of infringement of the Company’s US Patent No. 6,488,914, US Patent No. 6,514,543, and US Patent No. 6,536,628.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through December 2003.

Salim Nathoo v. BriteSmile Leasing. In March 2003, Nathoo filed a lawsuit against BriteSmile Leasing, a subsidiary of the Company, in New Jersey state court. In this action, Nathoo alleges that the Company breached its agreement to pay Nathoo money and that such failure should result in the reversion of certain patent rights, which were previously assigned by Nathoo to the Company, back to Nathoo. Nathoo also seeks the payment of profits derived from the patent rights. The Company has filed an answer to the complaint, together with counterclaims alleging the same causes of action as in the Company’s California litigation against Nathoo.

In May 2003, the court ordered that the case be transferred to California. In July 2003, the case was consolidated with the Discus Patent Litigation in California.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The Complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was revoked during 1999) and using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement.

One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current LATW or retail whitening products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.

Discovery is proceeding; both parties have produced documents and written responses in support of their claims and defenses. While the plaintiff has alleged material damages, Management believes that the likelihood of material damages to the Company is remote.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. In May 2002, the Company filed a complaint against Discus Dental, Inc. in Contra Costa County Superior Court, California, alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The complaint alleges that Discus Dental and other defendants yet to be identified wrongfully interfered with the Company’s contractual relationships with its Associated Center Dentists, in part by writing letters with the purpose of inducing certain of the Company’s Associated Dentists to terminate their contracts with the Company and switch to Discus’ Zoom! system, and by making false and disparaging statements concerning the Company’s teeth whitening system. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut (“KS”) filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company’s non-executive Chairman. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

In June 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by

BriteSmile, Inc.

Notes to Consolidated Financial Statements

entering into a binding memorandum of understanding (the “MOU”) with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the “Patents”) are invalid and unenforceable and that P&G’s Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action, which would prevent it from granting rights to P&G under the Patents sufficient at least for P&G’s current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G’s declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses included anticipatory breach, unclean hands, equitable estoppel, lack of justiciable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further alleged that P&G actively induced infringement of the patent in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale.

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. In May 2003, PracticeMasters, Inc. (“PMI”) filed a complaint against the Company. PMI sought compensatory damages for BriteSmile’s alleged breach of a Marketing Associate Agreement with PMI. In January 2004, the parties entered into a settlement agreement and mutual release of all claims. In February 2004, the parties filed the dismissal of the complaint and counterclaims in connection, with a settlement payment by the Company of $350,000 to PraticeMasters, which was expensed by the Company in 2003.

The Company is also subject to legal proceeding and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights.

The Company is not aware of any legal proceeding or claims that it believes will have individually or in the aggregate, a material adverse effect on its financial position or results of operations.

10. Related Party Transactions

November 2002 Sale of Convertible Notes

Please refer to details in Note 7 Financing Arrangements.

Bridge Loan Payable to a Related Party

In November 2003, the Company borrowed $2.0 million from LCO for general working capital purposes. LCO is the Company’s primary shareholder. This note was repaid on January 5, 2004 using proceeds from the Private Placement that closed in January 2004.

LCO Properties Sublease

On December 1, 1999 the Company, as lessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with the Company’s principal shareholder, LCO. The Sublease covers approximately 4,821 square feet of space located in New York City for a Center. The sublease term is for ten years and calls for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the parent lease for the property between LCO Properties, Inc., and its lessor.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

Financing Arrangements for the APA

To finance a portion of the APA transaction, LCO loaned $1,000,000 to BDI in May 2003 under the terms of a promissory note due on May 9, 2008. LCO loaned BDI an additional $1,000,000 on similar terms in July 2003, upon closing of the APA. In connection with the granting of the loans to BDI, LCO received warrants to purchase 333,335 shares of common stock of the Company. LCO is the Company’s major shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP Advisers.

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates (“CLS”), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS provides public relations advice and serves as communications counselors to the Company for consideration of $18,000 per month, plus expenses. The agreement was entered into for a minimum of six months, and remains in force. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Oral Health Clinical Services Agreement

On March 24, 1999, the Company entered into a Consulting Agreement with Oral Health Clinical Services, LLC, (“Oral Health”), Salim A. Nathoo, and R. Eric Montgomery. Mr. Montgomery is a director of the Company. Pursuant to the agreement, Oral Health and Mr. Nathoo were to devote their services to obtaining American Dental Association (ADA) Certification for the BriteSmile 2000 Tooth Whitening Procedure. The term of the contract is for two years or until ADA Certification, whichever is earlier. In consideration for the services, the Company issued options to purchase 50,000 shares of common stock at $7.13 to Oral Health Clinical Services. Twelve thousand five hundred (12,500) options vested immediately and on October 31, 2001, another 12,500 options vested as a result of submission of clinical data to the American Dental Association (ADA), which resulted in a non-cash expense of $305,000. The balance of 25,000 shares vested in July 2002. As a result of the final 25,000 shares vesting in July 2002, the Company recognized a non-cash expense of $217,000 during 2002. This agreement was terminated in 2001.

Consulting Agreement with Oraceutical

In November 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC. R. Eric Montgomery, a director of the Company, is the founding Manager and President of Oraceutical. Effective July, 2003, and pursuant to the APA described above under “Acquisition of Certain Human Oral Care Intellectual Property,” the foregoing Consulting Agreement was terminated and replaced by a new Consulting Agreement between BDI and Oraceutical Innovative Properties (the “BDI Consulting Agreement”).

The BDI consulting agreement provides for a five-year term at a rate of $180,000 per year. Under the BDI consulting agreement, Montgomery agreed to consult exclusively for BDI and the company in the HOC field. BDI will own all new HOC intellectual property arising from work under the BDI consulting agreement.

EVL Lease Agreement

On December 29, 2000, as amended through January 2003, the Company secured a lease line of credit of up to $15 million from EVL. Anthony Pilaro, the Company’s Chairman, serves as Chairman of EVL. An affiliate of LCO., the Company’s largest shareholder, owns 70% of EVL.

EVL Loan Agreement

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. See Note Payable to EVL, in Note 8.

BriteSmile, Inc.

Notes to Consolidated Financial Statements

CAP Advisers Line of Credit

In December 2001, BriteSmile International entered into Credit and Security Agreements with CAP Advisers, which provided for a $6.5 million line of credit. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers. CAP Advisers is the sole trustee of the ERSE Trust. The ERSE Trust owns 100% of LCO, the Company’s major shareholder.

In November 2003, LCO agreed to accept 511,813 shares of restricted Common Stock of the Company in full satisfaction of the outstanding loan balance of $6,500,000. The conversion price for the shares was $12.70 per share.

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company began drawing on the line May 7, 2003 and may do so until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company drew down $1.6 million under this loan as of December 27, 2003.

Preferred Stock

In August 2003, BDI sold $1.0 million of preferred stock to LCO. Interest is computed at the 1-year LIBOR rate plus 2% and adjusts annually on the anniversary date. Interest is payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a long-term liability.

11. Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan.

12. Unaudited Quarterly Financial Data

2003	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
Revenue	$8,976	$10,978	$11,437	$12,388
Total operating costs and expenses	11,365	13,216	15,883	16,728
Loss from operations	(2,389)	(2,238)	(4,446)	(4,340)
Net loss	$(2,502)	$(2,469)	$(4,777)	$(4,834)
Basic and diluted net loss per share	$(0.41)	$(0.40)	$(0.70)	$(0.60)

2002	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Revenue	$9,333	$11,013	$9,946	$9,031
Total operating costs and expenses	13,080	13,878	14,383	15,135
Loss from operations	(3,747)	(2,865)	(4,437)	(6,104)
Net loss	$(4,132)	$(2,986)	$(4,603)	$(7,050)
Basic and diluted net loss per share	$(0.66)	$(0.48)	$(0.78)	$(1.16)