Form 10-Q
period 2004-03-27
BRITESMILE INC
filed 2004-05-11
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 27, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from             to
                               -----------    -------------

Commission File Number:        1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

    UTAH                                                     87-0410364
----------------------------                   --------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
                        or organization)


    490 North Wiget Lane
    Walnut Creek, California                                    94598
----------------------------------------      -----------------------------
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

Yes        X         No        __
           -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act)

Yes        __        No        X
                               -

The Company had 10,297,505 shares of common stock outstanding at May 4, 2004.

During the fourth quarter of 2003, the Board of Directors approved a 5 for 2 stock split, which took effect January 30, 2004. All references in this Report to numbers of the Company's shares and to share prices herein have been adjusted for the 5 for 2 stock split.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 27, 2004 and December 27, 2003.................................4

           Condensed Consolidated Statements of Operations for the 13 weeks ended
           March 27, 2004 and March 29, 2003................................................................................6

           Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
           March 27, 2004 and March 29, 2003, respectively..................................................................7

           Notes to Condensed Consolidated Financial Statements.............................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............................12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................................18

Item 4.   Controls and Procedures...........................................................................................18



PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings.................................................................................................19

Item 2.   Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.................................21

Item 3.    Default upon Senior Securities...................................................................................22

Item 4.     Submission of Matters to a Vote of Security Holders.............................................................22

Item 5.   Other Information.................................................................................................22

Item 6.   Exhibits and Reports on Form 8-K..................................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)
                       ($ in thousands, except share data)

                                                                              March 27, 2004              December 27, 2003
                                                                       ---------------------------     ------------------------

CURRENT ASSETS:
    Cash and cash equivalents......................................... $          7,971                $          5,884
    Trade accounts receivable, net of allowance for doubtful accounts
    of $534 and $467, respectively....................................            2,136                           3,554
    Inventories.......................................................            2,429                           1,746
    Prepaid expenses and other........................................              507                             569
                                                                       ---------------------------     ------------------------

                  Total current assets................................           13,043                          11,753
                                                                       ---------------------------     ------------------------

PROPERTY AND EQUIPMENT, net...........................................           15,652                          16,523

OTHER ASSETS..........................................................            3,558                           3,620

INTANGIBLES, net......................................................            5,958                           6,120

                                                                       ---------------------------     ------------------------
TOTAL ASSETS..........................................................
                                                                       $         38,211                $         38,016
                                                                       ===========================     ========================




                             See notes to condensed
                       consolidated financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                       ($ in thousands, except share data)

                                                                                  March 27, 2004              December 27, 2003
                                                                           ---------------------------     ------------------------

CURRENT LIABILITIES:
    Accounts payable.......................................................$           4,870               $           7,173
    Accrued expenses ......................................................            4,789                           5,624
    Gift certificate and prepaid appointments..............................              695                             962
    Deferred revenue ......................................................              650                             597
    Accrual for store closure..............................................              286                             298
    Current portion of long-term debt......................................            1,942                           3,039
    Capital lease obligations with related parties - current portion.......              761                             761
                                                                           ---------------------------     ------------------------

                Total current liabilities..................................           13,993                          18,454
                                                                           --------------------------- --- ------------------------

    Capital lease obligations with related parties - less current portion..            1,069                         $ 1,130
    Accrual for store closure..............................................              816                             783
    Long-term debt, less current portion...................................            3,570                           4,164
    Other long-term liabilities............................................              813                             861
                                                                           ---------------------------     ------------------------

                    Total long-term liabilities............................            6,268                           6,938
                                                                           --------------------------- --- ------------------------

                Total liabilities..........................................           20,261                          25,392
                                                                           ---------------------------     ------------------------

SHAREHOLDERS' EQUITY:

    Common stock, $.001 par value; 50,000,000 shares authorized;
    2,428,464 shares issued and outstanding................................               38                              38
    Additional paid-in capital.............................................          169,391                         162,823
    Accumulated deficit....................................................         (151,479)                       (150,237)
                                                                           ---------------------------     ------------------------

                Total shareholders' equity ................................           17,950                          12,624
                                                                           ---------------------------     ------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................$          38,211               $          38,016
                                                                           ===========================     ========================


                             See notes to condensed
                       consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands except share data)


                                                                        13 Weeks Ended               13 Weeks Ended
                                                                        March 27, 2004               March 29, 2003
                                                                     ----------------------      -----------------------
REVENUES:
    Center whitening fees, net.......................................$            4,341          $            3,151
    Associated Center whitening fees, net............................             5,007                       4,906
    Product sales....................................................             2,422                         919
                                                                     ----------------------      -----------------------

        Total revenues, net..........................................            11,770                       8,976
                                                                     ----------------------      -----------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs....................................             4,106                       3,494
    Selling, general and administrative expenses.....................             6,842                       6,046
    Research and development expenses................................               172                         239
    Depreciation and amortization....................................             1,673                       1,586
                                                                     ----------------------      -----------------------

        Total operating costs and expenses...........................            12,793                      11,365
                                                                     ----------------------      -----------------------

            Loss from operations.....................................            (1,023)                     (2,389)
                                                                     ----------------------      -----------------------

OTHER INCOME (EXPENSE), net:
    Interest expense.................................................              (195)                       (116)
    Interest income..................................................                33                           4
                                                                     ----------------------      -----------------------

        Total other expense, net.....................................              (162)                       (112)
                                                                     ----------------------      -----------------------

            Loss before income tax provision.........................            (1,185)                     (2,501)

INCOME TAX PROVISION.................................................                  57                           1
                                                                     ----------------------      -----------------------

            Net loss ................................................$           (1,242)         $           (2,502)
                                                                     ======================      =======================

BASIC AND DILUTED NET LOSS PER SHARE.................................$              (0.12)       $              (0.41)
                                                                     ======================      =======================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED..........................         10,192,292                  6,071,160
                                                                     ======================      =======================

                             See notes to condensed
                       consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)


                                                                                 13 Weeks Ended                  13 Weeks Ended
                                                                                 March 27, 2004                  March 29, 2003
                                                                                ----------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................$      (1,242)             $           (2,502)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation, amortization and other non-cash charges................        1,928                           1,586
           Increase in variable deferred payments to a related party............          514                             475
           Other................................................................           63                              48
   Change in assets and liabilities, net. ......................................       (2,838)                           (398)
                                                                                ----------------------     ---------------------

                     Net cash used in operating activities......................       (1,575)                           (791)
                                                                                ----------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment...........................................         (465)                           (715)
                                                                                ----------------------     ---------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease ...................................................          (61)                           (168)
   Payments on debt ............................................................       (2,269)                           (582)
   Proceeds from common stock offerings, net....................................        6,340                               -
   Proceeds from exercise of stock options .....................................          117                               -
                                                                                ----------------------     ---------------------

                     Net cash provided (used) by financing activities...........        4,127                            (750)
                                                                                ----------------------     ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,087                          (2,256)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD...............................................................        5,884                           3,527
                                                                                ----------------------     ---------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..................................$       7,971              $            1,271
                                                                                ======================     =====================


                             See notes to condensed
                       consolidated financial statements.
                                       7

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 27, 2004

1.         Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of March 27, 2004, the Company had 14 Centers and 5,055 Associated Centers in operation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 27, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 25, 2004.

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



                                                 13 Weeks Ended     13 Weeks Ended March 29,
                                                    March 27,               2003
                                                      2004
                                               -------------------- ---------------------

Loss as reported.........................      $             1,242  $              2,502
Compensation expense reported under APB25
                                               $                 -  $                  -
Compensation expense computed using fair
value method................................   $               715  $                910
                                               -------------------- ---------------------
Pro forma loss...........................      $             1,957  $              3,412
                                               ==================== =====================
Pro forma basic and diluted
   loss per share........................      $            (0.19)  $             (0.56)
                                               ==================== =====================

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 27, 2004

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 27, 2003.

2.         Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss. Stock options totaling 852,230 shares and warrants totaling 332,825 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share as their effect is anti-dilutive.

3.         Commitments and Contingencies

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortious interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

In March 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus also asks for declarations that its products and processes do not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, and that BriteSmile's contracts with Associated Center Dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, and is seeking lost profits, treble damages and attorneys fees.

In July 2003, the Company filed the Second Amended Complaint, asserting additional clauses of infringement of the Company's US Patent No. 6,488,914, US Patent No. 6,514,543, and US Patent No. 6,536,628.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through December 2003.

In April 2004, the Company filed a motion for leave to amend its complaint, which requested, among other things, dropping the Company's claims under its U.S. Patent Nos. 6,488,914 and 6,361,320.

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

One of the principal defense to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current LATW or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's non-executive Chairman. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files. On April 9, 2004, the court granted KS partial summary judgment in the amount of $299,468.97, and denied summary judgment on the balance of the fees and disbursements claimed by KS. KS was ordered to turn over certain of BriteSmile's legal files. In addition, the court granted BriteSmile's motion to dismiss claims based on fraud, quasi-contract, unjust enrichment and quantum meruit., and denied all claims for punitive damages asserted by KS. All claims against Mr. Pilaro were dismissed. BriteSmile intends to appeal the partial summary judgment order.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

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

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. In May 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI sought compensatory damages for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. In January 2004, the parties entered into a settlement agreement and mutual release of all claims. In February 2004, the parties filed the dismissal of the complaint and counterclaims in connection with a settlement payment by the Company of $350,000 to PraticeMasters, which was expensed by the Company in 2003.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to Associated Centers and recognizes the income over the estimated performance period. At the end of fiscal year 2003, the Company estimated the performance period to be 22 days. The current performance period is 21 days. The effect of this change did not have a significant effect on revenues. The Company will continue to monitor this policy, and if factors change in a material way will adjust it accordingly.

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

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to Associated Centers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor to a Customer (Including the Reseller of a Vendor's Products)", the cost of the Magic Mirrors provided to customers has been capitalized as deferred contract costs and is being amortized to cost of goods sold over the life of the contract. The amount of deferred contract costs at March 27, 2004 was $847,000.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at March 27, 2004 was $534,000.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No impairment charge was recorded during the first quarter of 2004 or 2003.

Store Closures

During 2001, BriteSmile recorded significant reserves in connection with store closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. During 2003 the Company made adjustments to previous estimates of lease liabilities, which resulted in an increase to this reserve in the amount of $140,000. The Company recorded an additional $76,000 in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center in January 2004 of which $11,000 was paid in the first quarter.

Legal Contingencies

BriteSmile is currently a party to certain legal action. Management does not believe that current pending litigation will have a material adverse effect on BriteSmile's consolidated financial position. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Overview

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Revenue and Deferred Contract Costs: See Revenue Recognition above.

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


The following table sets forth unaudited operating results for the thirteen week periods ended March 27, 2004 and March 29, 2003, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.





                                                       Thirteen Weeks  Thirteen Weeks
                                                            ended           ended
                                                          March 27,       March 29,
                                                            2004             2003
                                                      ----------------- ----------------
Income Statement Data:

Revenues:
 Center whitening fees, net                                      36.9%             35.1%
 Associated Center whitening fees, net                           42.5%             54.7%
 Product sales                                                   20.6%             10.2%
                                                      ----------------- ----------------
  Total revenues, net                                           100.0%            100.0%
                                                      ----------------- ----------------

Operating Costs and Expenses:
 Operating and occupancy costs                                   34.9%             38.9%
 Selling, general and administrative expenses                    58.1%             67.4%
 Research and development expenses                                1.5%              2.7%
 Depreciation and amortization                                   14.2%             17.7%
                                                      ----------------- ----------------
  Total operating costs and expenses                            108.7%            126.6%
                                                      ----------------- ----------------

Loss from operations                                             -8.7%            -26.6%
                                                      ----------------- ----------------

Interest expense, net                                            -1.4%             -1.2%
                                                      ----------------- ----------------

Loss before income tax provision                                -10.1%            -27.9%
Provision for income taxes                                        0.5%              0.0%
                                                      ----------------- ----------------
Net Loss                                                        -10.6%            -27.9%
                                                      =================  ===============






The following are explanations of significant period-to-period changes for the 13 weeks ended March 27, 2004 and March 29, 2003:

Revenues

Total Revenues, net. Total revenues, net increased by $2.8 million, or 31%, to $11.8 million for the 13 weeks ended March 27, 2004, from $9.0 million for the 13 weeks ended March 29, 2003.

Center Whitening Fees, net. Center whitening fees increased by $1.2 million or 38% to $4.3 million for the 13 weeks ended March 27, 2004 from the 13 weeks ended March 29, 2003. The number of procedures performed in the Centers increased 31% to 8,818 in the first quarter of 2004, compared to 6,747 in the same quarter of 2003. The opening of the SoHo centre and more efficient advertising spending contributed to the increase in demand.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $101,000, or 2%, to $5.0 million for the 13 weeks ended March 27, 2004, from $4.9 million for the 13 weeks ended March 29, 2003. The net increase was primarily due to an increase in procedures in International Associated Centers offset by a slight decrease in Domestic Associated Centers . The total number of procedures in the Associated Centers increased 9% to 30,870 procedures in the first quarter of 2004 compared to 28,240 procedures in the same quarter of 2003. The Company signed 49 new Associated Centers in the first quarter of 2004 versus 133 in the same quarter of 2003.

Product Sales. Product sales increased by 164% to $2.4 million for the 13 weeks ended March 27, 2004, from $0.9 million for the 13 weeks ended March 29, 2003, primarily due to the sales of BriteSmile To Go (BTG), which was launched in the third quarter of 2003. BTG is sold at Centers, Associated Centers, and on the Company's website. Product sales also include the Company's toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of revenues was 35% for the 13 weeks ended March 27, 2004, compared to 39% in the 13 weeks ended March 29, 2003. This ratio improvement is primarily due to the $2.8 million/31% increase in total net revenue offset by a $612,000/18% increase in Occupancy & Operating expenses. The major expense components in this category are cost of goods sold as well as operating costs of Centers, which include salaries for the dentist and supporting staff, rent and lease financing. The $612,000 increase was primarily due to higher cost of goods sold of $321,000 and incrementally higher rent charges of $90,000 resulting from the opening of the new Center in SoHo (in New York) during the first quarter of 2004 when compared to the same period in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of sales to 58% for the first quarter of 2004 compared to 67% in the corresponding period in 2003. This improvement was due to sales growth exceeding SG&A expense growth. The $796,000 increase in SGA resulted from higher professional fees (of $331,000 resulting in part from higher audit and tax fees), systems consulting, licensing and legal expenses of $141,000 incurred by BriteSmile Development Inc (BDI), and costs related to the closure of the Center in Hawaii.

Research and Development Expenses. Research and development expenses decreased as a percentage of sales to 2% in the aggregate to $172,000 for the first quarter of 2004 compared to $239,000 or 3% in the corresponding period in 2003.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of sales to 14% for the first quarter of 2004 compared to 18% in the corresponding period in 2003. The increase of $87,000 in depreciation and amortization expense to $1.7 million for the first quarter of 2004 is in part due to amortization associated with the intellectual property purchased in 2003, along with a greater number of BS3000 and BS3000PB devices in operation as a result of the increase in the number of active Associated Centers.

Interest Expense. Interest expense increased $79,000 to $195,000 for 2004 from $116,000 for 2003. The increase is due to interest expense recognized for loan discount amortization on the borrowings related to the intellectual property purchased in July 2003.

Interest Income. Interest income increased $29,000 to $33,000 in 2004 from $4,000 in 2003, as a result of a significantly higher cash balance invested from the net proceeds of the Company's $8.5 million private placement to institutional investors that closed in January 2004. See Sources of Cash section below for further details.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt. At March 27, 2004, the Company had $8.0 million in cash and borrowing capacity under lines of credit totaling $0.9 million. To date, the Company has yet to achieve profitability, or positive cash flow from operations. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to meet corporate expenses.

During 2003, the Company obtained a $2.5 million Center Loan with CAP America Trust, a related party. This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million). The Company has drawn $1.6 million under this arrangement, leaving $0.9 million currently available under this line.


Additionally, as discussed in "Sources of Cash" below, the Company obtained $8.5 million through a private placement of 923,943 shares of Company common stock to institutional investors, of which $1.7 million was received in December 2003 and $6.8 million was received in January 2004.

The Company believes that cash on hand, together with available borrowing capacity discussed above and cash provided from operations, will be sufficient to sustain operations through the end of 2004.

For the second quarter 2004, the Company estimates that revenues will grow 12-17% over second quarter 2003, and the Company is on target to meet its expectation of being cash flow positive in the first half of the year. Beyond this, the Company offers no formal guidance.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment and to a lesser degree, debt repayments. During the first quarter of 2004, the Company repaid a $2 million bridge loan (including interest) obtained in November 2003, to LCO Investments Limited ("LCO"), a related party. LCO is the Company's primary shareholder.

The primary cash requirements of the Company are for maintaining current operations, debt service and repayments, and capital expenditures to grow the network of Associated Centers and Company-owned Centers. In particular, spending on cost of goods, advertising, rents, leases and employee salaries is required to operate the business.

Sources of Cash, Liquidity and Capital Resources

During the last three fiscal years the Company incurred negative cash flows from operations. This was funded through issuances of common stock and debt.

During the first quarter of 2004, the primary source of cash was the Company's private placement of 923,943 shares to institutional investors. The Company received $1.7 million in December 2003 and the balance of $6.3 million (net of fees) in January 2004. Proceeds from the private placement were used to retire the $2 million bridge loan obtained by the Company in November 2003, as described above, and for working capital purposes.

During 2003 the Company converted to equity $15.3 million of its interest-bearing debt, which will save the Company approximately $0.5 million in interest expense in 2004.

Net cash used in operations increased by $0.8 million to $1.6 million for 2004, from $0.8 million in 2003, primarily due to changes in working capital.

Net cash provided from financing activities was $4.1 million for the first quarter of 2004, compared to cash used by financing activities of $0.8 million for the same period in 2003. During the first quarter of 2004, the Company both raised cash and repaid debt, whereas during the first quarter of 2003, the Company repaid debt only.

Capital expenditures were $465,000 for the first quarter of 2004, compared to $715,000 for the same period in 2003. The capital expenditures in the first quarter of 2004 were primarily related to the completion of the Company's new Center in the SoHo district of New York.

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

Seasonality

The Company believes that its business follows seasonal trends due to increased consumer demand during the spring and early summer months, and around public and national holidays. As a result, the Company's sales performance could potentially be affected.

ITEM 3.              QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in our 2003 Annual Report on Form 10-K.

ITEM 4.              CONTROLS AND PROCEDURES

During 2003, the Company identified an error in the recording of cost of sales. This error resulted in the Company restating their financial statements for the 13-week period ended June 28, 2003. The errors were the result of weaknesses in the Company's internal inventory control structure. Deloitte & Touche LLP has communicated to management and the Audit Committee that these weaknesses are considered material weaknesses. Management and the Audit Committee identified and have commenced implementing certain changes that they feel are necessary to strengthen the Company's accounting and reporting function, including capabilities of its accounting personnel and adoption of more frequent reviews and reconciliations of financial information.

The Company's Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, with the following qualifications:

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortious interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

In March 2003, Discus filed its Answer to the Amended Complaint and Counterclaims. In its Answer, Discus denies any liability for BriteSmile's claims. Discus also raises affirmative defenses, including claims that its products and processes do not infringe BriteSmile's patents and that BriteSmile's patents are invalid and unenforceable. Discus asserts counterclaims against BriteSmile, seeking (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition. Discus also asks for declarations that its products and processes do not violate BriteSmile's patents, that BriteSmile's patents are unenforceable, that BriteSmile has no protectable trade secrets, and that BriteSmile's contracts with Associated Center Dentists which contain contractual restrictions on the purchase and use of competitive systems are unenforceable and should be enjoined, and is seeking lost profits, treble damages and attorneys fees.

In July 2003, the Company filed the Second Amended Complaint, asserting additional clauses of infringement of the Company's US Patent No. 6,488,914, US Patent No. 6,514,543, and US Patent No. 6,536,628.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. All parties have produced documents and written discovery responses in support of their claims and defenses. Discovery is proceeding. The depositions of several key witnesses were taken from August through December 2003.

In April 2004, the Company filed a motion for leave to amend its complaint, which requested, among other things, dropping the Company's claims under its U.S. Patent Nos. 6,488,914 and 6,361,320.

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

One of the principal defense to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current LATW or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's non-executive Chairman. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files. On April 9, 2004, the court granted KS partial summary judgment in the amount of $299,468.97, and denied summary judgment on the balance of the fees and disbursements claimed by KS. KS was ordered to turn over certain of BriteSmile's legal files. In addition, the court granted BriteSmile's motion to dismiss claims based on fraud, quasi-contract, unjust enrichment and quantum meruit., and denied all claims for punitive damages asserted by KS. All claims against Mr. Pilaro were dismissed. BriteSmile intends to appeal the partial summary judgment order.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

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

PracticeMasters, Inc. v. BriteSmile, Inc., filed in Superior Court in San Diego, California. In May 2003, PracticeMasters, Inc. ("PMI") filed a complaint against the Company. PMI sought compensatory damages for BriteSmile's alleged breach of a Marketing Associate Agreement with PMI. In January 2004, the parties entered into a settlement agreement and mutual release of all claims. In February 2004, the parties filed the dismissal of the complaint and counterclaims in connection with a settlement payment by the Company of $350,000 to PraticeMasters, which was expensed by the Company in 2003.


ITEM 2.    CHANGES IN SECURITIES.

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

All issuances and sales of the Company's Common Stock in connection with the private placement were made in private transactions, exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act and Rule 506 promulgated by the Securities and Exchange Commission thereunder. Each person acquired the shares for investment purposes only, with no present intent to distribute the securities. The certificates representing the shares issued were subject to standard restrictive legends with respect to transfer or resale. All recipients received or had meaningful access to all Company reports filed with the Commission pursuant to the Securities Exchange Act of 1934.

During the period December 27, 2003 to March 27, 2004, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 32,000 shares of the Company's common stock, at exercise prices ranging from $10.86 to $12.75 per share. The options vest over a period of time following their respective dates of grant.

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


ITEM 3.    DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS


     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(B) REPORTS ON FORM 8-K

     On January 6, 2004, the Company filed a Current Report on Form 8-K for the purpose of reporting the close of the private placement referred to under Part II, Item 2, above.

     On March 19, 2004, the Company filed a Current Report on Form 8-K for the purpose of furnishing a copy of its earnings press release dated March 15, 2004 for the fiscal year ended December 27, 2003, and the transcript of its earnings conference call held on March 15, 2004.

     On March 31, 2004, the Company filed Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K originally dated March 19, 2004, for the purpose of furnishing a copy of its amended earnings press release dated March 29, 2004, together with an amended transcript of its earnings conference call held on March 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ Bruce Fleming                                             May 11, 2004
Bruce Fleming                                                 Date
Chief Executive Officer



/s/ John C. Dong                                               May 11, 2004
--------------------------------------------                  -------------
John C. Dong                                                  Date
Chief Financial Officer