Form 10-Q
period 2004-06-26
BRITESMILE INC
filed 2004-08-10
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 26, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from                to
                               --------------    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

                         UTAH                           87-0410364
----------------------------------------        -------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
                  or organization)


      490 North Wiget Lane
    Walnut Creek, California                               94598
--------------------------------------          -----------------------------
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

Yes      __       No       X
                           -

The Company had 10,326,831 shares of common stock outstanding at August 4, 2004.

During the fourth quarter of 2003, the Board of Directors approved a 5 for 2 stock split, which took effect January 30, 2004. All shares and per share amounts herein have been adjusted for the 5 for 2 stock split.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 26, 2004 and December 27, 2003..................4

         Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended
         June 26, 2004 and June 28, 2003..................................................................6

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
         June 26, 2004 and June 28, 2003, respectively....................................................7

         Notes to Condensed Consolidated Financial Statements.............................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................21

Item 4.   Controls and Procedures.........................................................................21



PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................21

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities................25

Item 3.  Default upon Senior Securities...................................................................25

Item 4.   Submission of Matters to a Vote of Security Holders.............................................25

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

Item 6.  Exhibits and Reports on Form 8-K.................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                       ($ in thousands, except share data)

                                                                                June 26, 2004           December 27, 2003
                                                                           -----------------------     ---------------------
                                                                                (unaudited)                  (audited)
CURRENT ASSETS:
    Cash and cash equivalents........................................      $       8,820               $       5,884
    Trade accounts receivable, net of allowance for doubtful accounts
    of $546 and $467, respectively...................................              1,978                       3,554
    Inventories......................................................              2,339                       1,746
    Prepaid expenses and other.......................................                502                         569
                                                                           -----------------------     ---------------------

                Total current assets.................................             13,639                      11,753
                                                                           -----------------------     ---------------------
                                                                           -----------------------     ---------------------

PROPERTY AND EQUIPMENT, net..........................................                14,744                      16,523

OTHER ASSETS.........................................................              3,725                       3,620

INTANGIBLES, net.....................................................              5,794                       6,120
                                                                           -----------------------     ---------------------

TOTAL ASSETS.........................................................      $      37,902               $      38,016
                                                                           =======================     =====================


                                                                     (continued)



                       See notes to condensed consolidated
                             financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       ($ in thousands, except share data)

                                                                                June 26, 2004           December 27, 2003
                                                                           -----------------------     ---------------------
                                                                                (unaudited)                  (audited)
CURRENT LIABILITIES:
    Accounts payable.................................................      $         4,551             $         7,173
    Accrued expenses ................................................                5,078                       5,624
    Gift certificate and prepaid appointments........................                  724                         962
    Deferred revenue ................................................                  708                         597
    Accrual for Center closure.......................................                  296                         298
    Current portion of long-term debt................................                2,359                       3,039
    Capital lease obligations with related parties - current portion.                1,171                         761
                                                                           -----------------------     ---------------------

              Total current liabilities..............................               14,887                      18,454
                                                                           -----------------------     ---------------------

LONG TERM LIABILITIES:
    Capital lease obligations with related parties - less current portion              659                       1,130
    Accrual for Center closure.......................................                  678                         783
    Long-term debt, less current portion..............................               3,407                       4,164
    Other long-term liabilities......................................                  823                         861
                                                                           -----------------------     ---------------------

                    Total long-term liabilities......................                5,567                       6,938
                                                                           -----------------------     ---------------------

              Total liabilities......................................               20,454                      25,392
                                                                           -----------------------     ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    10,326,868 shares issued and outstanding.........................                   38                          38
    Additional paid-in capital.......................................              169,618                     162,823
    Accumulated deficit..............................................             (152,208)                   (150,237)
                                                                           -----------------------     ---------------------

              Total shareholders' equity ............................               17,448                      12,624
                                                                           -----------------------     ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................      $        37,902             $        38,016
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

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands except share data)

                                                   13 Weeks Ended      13 Weeks Ended         26 Weeks            26 Weeks
                                                    June 26, 2004      June 28, 2003           Ended               Ended
                                                                                           June 26, 2004       June 28, 2003
                                                   ----------------    ---------------     ---------------     ---------------
REVENUES:
    Center whitening fees, net.....................   $       4,903       $       4,217    $          9,244    $          7,369
    Associated Center whitening fees, net..........           5,955               5,644              10,962              10,550
    Product sales..................................           1,873               1,117               4,295               2,036
                                                   ----------------    ---------------     ---------------     ---------------

       Total revenues, net.........................          12,731              10,978              24,501              19,955
                                                   ----------------    ---------------     ---------------     ---------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs..................           4,068               4,339               8,174               7,833
    Selling, general and administrative expenses...           7,414               7,173              14,256              13,219
    Research and development expenses..............             143                  96                 315                 335
    Depreciation and amortization..................           1,677               1,608               3,350               3,194
                                                   ----------------    ---------------     ---------------     ---------------

       Total operating costs and expenses..........          13,302              13,216              26,095              24,581
                                                   ----------------    ---------------     ---------------     ---------------

          Loss from operations.....................            (571)             (2,238)             (1,594)             (4,626)
                                                   ----------------    ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE), net........................            (158)               (228)               (320)               (340)
                                                   ----------------    ---------------     ---------------     ---------------

          Loss before income tax provision.........            (729)             (2,466)             (1,914)             (4,966)

INCOME TAX PROVISION...............................               0                   3                  57                   4
                                                   ----------------    ----------------    ---------------     ---------------

          Net loss ................................$           (729)   $         (2,469)   $         (1,971)   $         (4,970)
                                                   ================    ================    ================    ===============


BASIC AND DILUTED NET LOSS PER SHARE...............$          (0.07)   $          (0.40)   $          (0.19)   $          (0.81)
                                                   ================    ================    ================    ===============


WEIGHTED AVERAGE SHARES - BASIC AND DILUTED........      10,309,478           6,161,233          10,250,885           6,115,390
                                                   ================       =============      ==============       =============



                       See notes to condensed consolidated
                             financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)


                                                                                      26 Weeks Ended             26 Weeks Ended
                                                                                      June 26, 2004              June 28, 2003
                                                                                  -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................           $         (1,971)          $         (4,970)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation, amortization and other non-cash charges........                       3,739                      3,194
         Increase in variable deferred payments to a related party....                       1,130                      1,143
         Loss on disposal of assets...................................                           -                        297
         Other........................................................                         128                         92
   Change in assets and liabilities, net...............................                     (3,247)                      (606)
                                                                                  -----------------------    -----------------------

                  Net cash used in operating activities................                       (221)                      (850)
                                                                                  -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................................                       (771)                    (1,829)
                                                                                  -----------------------    -----------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing.........................................                          -                      1,500
  Payments on capital lease ............................................                       (61)                      (340)
  Payments on debt .....................................................                    (2,695)                      (226)
  Proceeds from common stock offerings, net.............................                     6,340                          -
  Proceeds from exercise of stock options ..............................                       344                        207
                                                                                  -----------------------    -----------------------

                  Net cash provided by financing activities............                      3,928                      1,141
                                                                                  -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,936                     (1,538)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................                      5,884                      3,527
                                                                                  -----------------------    -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................           $          8,820           $          1,989
                                                                                  =======================    =======================



                       See notes to condensed consolidated
                             financial statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 26, 2004

1.       Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of June 26, 2004, the Company had 14 Centers and 5,097 Associated Centers in operation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended June 26, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 25, 2004.

2.       Stock Based Compensation

The Company uses the intrinsic value method to account for its stock based compensation plans. The alternative fair value accounting of the Company's options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of ..9769, and .6484 for the 26 week periods ended June 26, 2004, and June 28, 2003, respectively; an average risk-free interest rate of 4.25%, and 4.75% for the 26 week periods ended June 26, 2004, and June 28, 2003, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 10 years. Had compensation cost for the Company's stock-based compensation plans been determined using the Black-Scholes option pricing valuation model, the Company's reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):



                                          26 Weeks Ended      26 Weeks Ended
                                             June 26,            June 28,
                                               2004              2003
                                         ----------------- -----------------

Loss as reported...................      $          1,971  $          4,970
Compensation expense reported under
APB25..............................      $             40  $              -
Compensation expense computed using
fair value method.....................   $            949  $          1,531
                                         ----------------- -----------------
Pro forma loss.....................      $          2,960  $          6,501
                                         ================= =================
Pro forma basic and diluted
   loss per share..................      $         (0.29)  $         (1.06)
                                         ================= =================

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 26, 2004

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 27, 2003.

3.       Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss. Stock options totaling 924,019 shares and warrants totaling 332,825 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 26 week periods ending June 26, 2004, as their effect is anti-dilutive. Stock options totaling 696,440 shares and warrants totaling 341,163 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 26 week periods ending June 28, 2003, as their effect is anti-dilutive.

4.       Commitments and Contingencies

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company's consolidated financial position or results of operations. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo

This case was filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

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

In April 2004, Nathoo filed an answer and counterclaim to the Company's complaint, as well as a third party complaint against Eric Montgomery, who is a director of the Company, and several of Montgomery's companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy.

The Company is seeking compensatory and punitive damages against Discus and compensatory damages against Nathoo. The exact damages amount against both defendants have not yet been determined.

Salim Nathoo v. BriteSmile Leasing

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile

In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

The Company denies these allegations and believes the alleged damages are entirely unsupported, and will continue to vigorously defend this action.

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

In May 2004, the Company filed a motion to compel Smile to participate in mandatory binding arbitration and to stay the litigation pending arbitration. In June 2004, the Court denied the Company's motion to compel arbitration. The Company intends to appeal this order.

Discovery is proceeding. Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing.

BriteSmile v. Discus Dental, Inc.

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

Kalow & Springut v. BriteSmile et. al.

In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's non-executive Chairman, in New York state court. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files. On April 9, 2004, the court granted KS partial summary judgment in the amount of $299,468.97, and denied summary judgment on the balance of the fees and disbursements claimed by KS. KS was ordered to turn over certain of BriteSmile's legal files. In addition, the court granted BriteSmile's motion to dismiss claims based on fraud, quasi-contract, unjust enrichment and quantum meruit, and denied all claims for punitive damages asserted by KS. All claims against Mr. Pilaro were dismissed. BriteSmile intends to appeal the partial summary judgment order.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc.

This case was filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the "REM
Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

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

Discovery is proceeding, and both parties have served supplemental discovery responses including answers to interrogatories and responses to requests for production of documents.

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

     o Failure of the Company to secure additional financing to support the continued rollout of Centers and Associated Centers and to meet working capital requirements;

     o Unproven market for the Company's new whitening products, whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

     o Failure to develop marketing strategies and delivery methods to penetrate U.S. and non-U.S. markets; and

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

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center; however, it does provide credits to the ultimate whitening customer for a "whitening guarantee." BriteSmile records a reserve for such credits.

Deferred Contract Costs

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to Associated Centers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor's Products)", the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. The amount of deferred revenue and contract costs at June 26, 2004 was a net deferred cost of $866,000.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at June 26, 2004 was $546,000.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No impairment charge was recorded during the 26 weeks ended June 26, 2004. In the 26 weeks ended June 28, 2003, an impairment charge of $273,000 was recorded related to the relocation of the Company's Houston Center.

Center Closures

During 2001, BriteSmile recorded significant reserves in connection with Center closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. The Company recorded an additional $76,000 in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center in January 2004. In total, the Center closure reserve decreased $107,000 in the 26 weeks ended June 26, 2004, due to lease and severance payments.



Overview

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Revenue and Deferred Contract Costs: See Revenue Recognition above.

Operating and occupancy costs are composed primarily of three main groups: 1) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; 2) the rental costs for the devices in the Associated Centers; and 3) the operating and occupancy costs for the Centers.

Selling, general and administrative expenses are composed of all selling and market support expenses as well as expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, information systems, operating costs of the Call Center, training, field support, and marketing and advertising.

Research and development costs represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company's leadership position in the teeth-whitening industry.

The following table sets forth unaudited operating results for the thirteen week and twenty-six week periods ended June 26, 2004 and June 28, 2003, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.



                                                13 Weeks       13 Weeks ended        26 Weeks           26 Weeks
                                                 ended                                ended              ended
                                             June 26, 2004      June 28, 2003     June 26, 2004      June 28, 2003
                                             -------------      -------------     -------------      -------------
Revenues:
         Center whitening fees, net                  38.5%             38.4%             37.7%               36.9%
         Associated Center whitening
         fees, net                                   46.8%             51.4%             44.8%               52.9%
         Product sales                               14.7%             10.2%             17.5%               10.2%
                                             -------------      -------------     -------------      -------------
         Total revenues, net                        100.0%            100.0%            100.0%              100.0%
                                             -------------      -------------     -------------      -------------

Operating Costs and Expenses:
         Operating and occupancy costs               32.0%             39.5%             33.4%               39.3%
         Selling, general and
         administrative expenses                     58.2%             65.3%             58.1%               66.2%

         Research and development expenses            1.1%              0.9%              1.3%                1.7%
         Depreciation and amortization               13.2%             14.7%             13.7%               16.0%
                                             -------------      -------------     -------------      -------------
         Total operating costs and
         expenses                                   104.5%            120.4%            106.5%              123.2%
                                             -------------      -------------     -------------      -------------

Loss from operations                                 -4.5%            -20.4%             -6.5%              -23.2%
                                             -------------      -------------     -------------      -------------

Interest expense, net and other                      -1.2%             -2.1%             -1.3%               -1.7%
                                             -------------      -------------     -------------      -------------

Loss before income tax provision                     -5.7%            -22.5%             -7.8%              -24.9%
Provision for income taxes                            0.0%              0.0%              0.2%                0.0%
                                             -------------      -------------     -------------      -------------
Net Loss                                             -5.7%            -22.5%             -8.0%              -24.9%
                                             =============      =============     =============      =============




The following are explanations of significant period-to-period changes for the 13 weeks ended June 26, 2004 and June 28, 2003:

Revenues

Total Revenues, net. Total revenues, net increased by $1.7 million, or 16%, to $12.7 million for the 13 weeks ended June 26, 2004, from $11.0 million for the 13 weeks ended June 28, 2003.

Center Whitening Fees, net. Center whitening fees increased by $0.7 million or 16% to $4.9 million for the 13 weeks ended June 26, 2004 from $4.2 million for the 13 weeks ended June 28, 2003. The number of procedures performed in the Centers increased 11% to 9,798 in the second quarter of 2004, compared to 8,839 in the same quarter of 2003. The opening of the SoHo, New York center contributed to the increase in demand. Average whitening fees per procedure increased 5% in the second quarter of 2004, compared to the same quarter of 2003.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $0.3 million, or 6%, to $5.9 million for the 13 weeks ended June 26, 2004, from $5.6 million for the 13 weeks ended June 28, 2003. The increase was primarily due to a 30% increase in procedures in International Associated Centers. The total number of procedures in all Associated Centers increased 9% to 37,805 procedures in the second quarter of 2004 compared to 34,565 procedures in the same quarter of 2003. Average whitening fees per procedure decreased 4% for the 13 weeks ended June 26, 2004, compared to the same period of 2003, primarily due to reduced pricing in the international market.

Product Sales. Product sales increased by 68% to $1.9 million for the 13 weeks ended June 26, 2004, from $1.1 million for the 13 weeks ended June 28, 2003, primarily due to the sales of BriteSmile To Go (BTG), which was launched in the third quarter of 2003. BTG is sold at Centers and Associated Centers, through partners such as Nordstrom and Sullivan Schein, directly by the Company's Call Center, and on the Company's website. Product sales also include the Company's toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 32% for the 13 weeks ended June 26, 2004, compared to 40% in the 13 weeks ended June 28, 2003. This improvement was due to sales growth and a decrease in Occupancy & Operating expenses for the quarter compared to the same quarter in 2003. The major expense components in this category are cost of goods sold and operating costs of Centers, which include salaries for the dentist and supporting staff, rent and lease financing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net revenues to 58% for the second quarter of 2004 compared to 65% in the corresponding period in 2003. This improvement was due to sales growth exceeding SG&A expense growth. The $241,000 increase in SG&A resulted from higher professional fees, insurance costs, and advertising, offset by lower salaries and benefits and postage expenses.

Research and Development Expenses. Research and development expenses of $143,000 were 1% of net revenues for the second quarter of 2004 compared to $96,000, or 1%, in the corresponding period in 2003. The increase in research and development expenses was in part due to specific research in the field of human oral care.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of net sales to 13% for the second quarter of 2004, compared to 15% in the corresponding period in 2003. The increase of $69,000 in depreciation and amortization expense to $1.7 million for the second quarter of 2004 is primarily due to amortization associated with the intellectual property purchased in the third quarter of 2003.

Interest Expense, net and other. Interest expense, net decreased $70,000 to $158,000 or 1% of net revenue for the second quarter of 2004 from $228,000, or 2% of net revenue, for the corresponding period in 2003. The decrease was primarily due to lower debt balances in 2004.

Earnings  before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). The Company achieved $1.1 million of positive EBITDA in the 13 weeks ended June 26, 2004, compared to negative EBITDA of $(0.6) million for the same period in 2003.

BriteSmile provides non-GAAP EBITDA or operating income before interest, taxes, depreciation, and amortization as additional information for its operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. BriteSmile's management believes these non-GAAP measures are useful to investors because of the significant amount of non-cash depreciation and amortization incurred by the Company in its operating results ($1.7 million and $1.6 million for the 13 weeks ending June 26, 2004 and June 28, 2003, respectively).

Reconciliation of Non-GAAP financial measures - EBITDA to Net Loss (unaudited):
                                ($ in thousands)

                                                  13 Weeks Ended      13 Weeks Ended
                                                  June 26, 2004       June 28, 2003
                                                  ---------------     ---------------
    Net loss......................................$           (729)   $      (2,469)
    Add back:  Interest expense, net                           158              228
    Add back:  Income tax expense.................               0                3
    Add back:  Depreciation and amortization......           1,677            1,608
                                                  ---------------     ---------------
                                                  ---------------     ---------------

       EBITDA.....................................$          1,106    $        (630)
                                                  ================    ===============



The following are explanations of significant period-to-period changes for the 26 weeks ended June 26, 2004 and June 28, 2003:

Revenues

Total Revenues, net. Total revenues, net increased by $4.5 million, or 23%, to $24.5 million for the 26 weeks ended June 26, 2004, from $20.0 million for the 26 weeks ended June 28, 2003.

Center Whitening Fees, net. Center whitening fees increased by $1.9 million or 25% to $9.2 million for the 26 weeks ended June 26, 2004 from $7.3 million for the 26 weeks ended June 28, 2003. The number of procedures performed in the Centers increased 19% to 18,616 for the 26 weeks ended June 26, 2004, compared to 15,586 for the same period of 2003. The opening of the SoHo center in 2004 contributed to the increase in demand. Average whitening fees per procedure increased 5% for the 26 weeks ended June 26, 2004, compared to the same period of 2003.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $0.4 million, or 4%, to $11.0 million for the 26 weeks ended June 26, 2004, from $10.6 million for the 26 weeks ended June 28, 2003. The increase was primarily due to a 39% increase in procedures in International Associated Centers. The total number of procedures in all Associated Centers increased 9% to 68,675 procedures in the 26 weeks ending June 26, 2004 compared to 62,805 procedures in the same period of 2003. Average whitening fees per procedure decreased 5% for the 26 weeks ended June 26, 2004, compared to the same period of 2003, primarily due to reduced pricing in the international market.

Product Sales. Product sales increased by 111.0% to $4.3 million for the 26 weeks ended June 26, 2004, from $2.0 million for the 26 weeks ended June 28, 2003, primarily due to the sales of BriteSmile To Go (BTG), which was launched in the third quarter of 2003.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 33% for the 26 weeks ended June 26, 2004, compared to 39% for the 26 weeks ended June 28, 2003. This improvement was due to sales growth exceeding the increase in occupancy & operating expenses in the 26 weeks ended June 26, 2004. The major expense components in this category are cost of goods sold and operating costs of Centers, which include salaries for the dentist and supporting staff, rent and lease financing. The $341,000 increase in operating and occupancy costs was primarily due to higher cost of goods sold of $285,000 in the 26 weeks ended June 26, 2004 when compared to the same period in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 58% in the 26 weeks ended June 26, 2004, compared to 66% in the corresponding period in 2003. This improvement was due to sales growth exceeding SG&A expense growth. The $1.0 million increase in SG&A resulted from higher professional fees and advertising expenses.

Research and Development Expenses. Research and development expenses of $315,000 decreased as a percentage of net revenues to 1% in the 26 weeks ended June 26, 2004 compared to $335,000 or 2% in the corresponding period in 2003.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of net sales to 14% for the 26 weeks ended June 26, 2004, compared to 16% in the corresponding period in 2003. The increase of $156,000 in depreciation and amortization expense to $3.3 million for the 26 weeks ended June 26, 2004 is primarily due to amortization associated with the intellectual property purchased in the third quarter of 2003.

Interest Expense, net and other. Interest expense, net decreased $20,000 to $320,000, or 1% of net revenue, for the 26 weeks ended June 26, 2004, from $340,000 or 2% of net revenue for the corresponding period in 2003. The decrease was primarily due to lower debt balances in 2004.

Earnings  before Interest, Taxes, Depreciation, and Amortization (EBITDA)

Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA). The Company achieved $1.8 million of positive EBITDA in the 26 weeks ended June 26, 2004, compared to negative EBITDA of $(1.4) million for the same period in 2003.

BriteSmile provides non-GAAP EBITDA or operating income before interest, taxes, depreciation, and amortization as additional information for its operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. BriteSmile's management believes these non-GAAP measures are useful to investors because of the significant amount of non-cash depreciation and amortization incurred by the Company in its operating results ($3.4 million and $3.2 million for the 26 weeks ending June 26, 2004 and June 28, 2003, respectively).

Reconciliation of Non-GAAP financial measures - EBITDA to Net Loss (unaudited):
                                ($ in thousands)

                                                        26 Weeks            26 Weeks
                                                          Ended               Ended
                                                      June 26, 2004       June 28, 2003
                                                     ----------------    ----------------
Net loss.............................................$         (1,971)   $      (4,970)
Add back:  Interest expense, net                                  320              340
Add back:  Income tax expense........................              57                4
Add back:  Depreciation and amortization.............           3,350            3,194
                                                     ----------------    ----------------
                                                     ----------------    ----------------

EBITDA...............................................$          1,756    $      (1,432)
                                                     ================    =================


Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt. At June 26, 2004, the Company had $8.8 million in cash and $0.9 million in borrowing capacity under lines of credit. . To date, the Company has yet to achieve net profitability. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to meet corporate expenses.

During 2003, the Company obtained a $2.5 million Center Loan with CAP America Trust, a related party. This credit facility is for general working capital needs ($800,000) and capital expenditures and specific revenue generating initiatives ($1.7 million). The Company has drawn $1.6 million under this arrangement, leaving $0.9 million currently available under this line.

Additionally, as discussed in "Sources of Cash" below, the Company obtained $8.5 million of cash through a private placement of 923,943 shares of Company common stock to institutional investors, of which $1.7 million was received in December 2003 and $6.8 million was received in January 2004.

The Company believes that cash on hand, together with available borrowing capacity discussed above and cash provided from operations, will be sufficient to sustain operations through the next twelve months.

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

The primary cash requirements of the Company are for maintaining current operations, debt service and repayments, and capital expenditures to grow the network of Associated Centers and Company-managed Centers. In particular, spending on cost of goods, advertising, rents, leases and employee salaries is required to operate the business.

Sources of Cash, Liquidity and Capital Resources

In the 26 weeks ended June 26, 2004, the primary source of cash was the Company's private placement of 923,943 shares to institutional investors. The Company received $1.7 million in December 2003 and the balance of $6.3 million (net of fees) in January 2004. Proceeds from the private placement were used to retire the $2 million bridge loan obtained by the Company in November 2003, as described above, and for working capital purposes.

During 2003 the Company converted to equity $15.3 million of its interest-bearing debt, which will save the Company approximately $0.5 million in interest expense in 2004.

Net cash used in operations decreased by $0.6 million to $0.2 million for the 26 weeks ended June 26, 2004, from $0.8 million in 2003, primarily as a result of the substantial decrease in net loss partially offset by increased working capital requirements.

Net cash provided from financing activities was $3.9 million for the 26 weeks ended June 26, 2004, compared to $1.1 million for the same period in 2003. During the 26 weeks ended June 26, 2004, the Company both raised cash of $6.6 million through equity offerings, and repaid debt $2.7 million. In the same period of 2003, the Company received debt financing of $1.5 million, raised $0.2 million from stock option exercises, and made payments on debt and capital leases of $0.6 million.

Capital expenditures were $0.8 million for the 26 weeks ended June 26, 2004, compared to $1.8 million for the same period in 2003. The capital expenditures in the 26 weeks ended June 26, 2004 were primarily related to the completion of the Company's new Center in the SoHo district of New York.

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

Seasonality

The Company believes that its business follows seasonal trends due to increased consumer demand during the spring and around public and national holidays. As a result, the Company's sales performance could potentially be affected.

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

The Company's Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Except for those discussed above, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.




                                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company's consolidated financial position or results of operations. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo

This case was filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002, asserting claims of infringement of the Company's U.S. Patents No. 6,343,933 and U.S. Patent No. 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus.

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

In April 2004, Nathoo filed an answer and counterclaim to the Company's complaint, as well as a third party complaint against Eric Montgomery, who is a director of the Company, and several of Montgomery's companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy.

The Company is seeking compensatory and punitive damages against Discus and compensatory damages against Nathoo. The exact damages amount against both defendants have not yet been determined.

Salim Nathoo v. BriteSmile Leasing

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile

In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company, in Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

The Company denies these allegations and believes the alleged damages are entirely unsupported, and will continue to vigorously defend this action.

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

In May 2004, the Company filed a motion to compel Smile to participate in mandatory binding arbitration and to stay the litigation pending arbitration. In June 2004, the Court denied the Company's motion to compel arbitration. The Company intends to appeal this order.

Discovery is proceeding. Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing.

BriteSmile v. Discus Dental, Inc.

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

Kalow & Springut v. BriteSmile et. al.

In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's non-executive Chairman, in New York state court. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

Discovery proceedings have commenced. Motions have been filed to dismiss all claims alleged against Mr. Pilaro and all claims alleged against the Company, except for one breach of contract claim. The Company has also applied to the court to compel KS to produce documents and to turn over certain Company files. On April 9, 2004, the court granted KS partial summary judgment in the amount of $299,468.97, and denied summary judgment on the balance of the fees and disbursements claimed by KS. KS was ordered to turn over certain of BriteSmile's legal files. In addition, the court granted BriteSmile's motion to dismiss claims based on fraud, quasi-contract, unjust enrichment and quantum meruit, and denied all claims for punitive damages asserted by KS. All claims against Mr. Pilaro were dismissed. BriteSmile intends to appeal the partial summary judgment order.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc.

This case was filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the "REM
Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that US Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

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

Discovery is proceeding, and both parties have served supplemental discovery responses including answers to interrogatories and responses to requests for production of documents.

ITEM 2.  CHANGES IN SECURITIES.


During the13 week period ended June 26, 2004, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 120,800 shares of the Company's common stock, at exercise prices ranging from $10.50 to $12.30 per share. The options vest over a period of time following their respective dates of grant.

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

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS


     10 Employment Agreement between the Company and Kenneth Czaja dated May 5, 2004 (filed herewith).

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(B) REPORTS ON FORM 8-K


         On May 10, 2004, the Company filed a Current Report on Form 8-K for the purpose of furnishing a copy of its earnings press release dated May 10, 2004 for the 13 weeks ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ Bruce Fleming                                    August 10, 2004
Bruce Fleming                                        Date
Chief Executive Officer



/s/ Ken Czaja                                        August 10, 2004
Ken Czaja                                            Date
Chief Financial Officer