Form 10-Q
period 2004-09-25
BRITESMILE INC
filed 2004-11-09
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 25, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from              to
                               -------------    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

                         UTAH                            87-0410364
- ---------------------------------------------- ----------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
               or organization)


             490 North Wiget Lane
           Walnut Creek, California                           94598
- ------------------------------------------------    ---------------------------
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

Yes      __       No       X
                           -

The Company had 10,340,920 shares of common stock outstanding at November 4, 2004.

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

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 25, 2004 and December 27, 2003.............4

         Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended
         September 25, 2004 and September 27, 2003........................................................6

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended
         September 25, 2004 and September 27, 2003, respectively..........................................7

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................21

Item 4.   Controls and Procedures.........................................................................21



PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................21

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities................23

Item 3.  Default upon Senior Securities...................................................................23

Item 4.   Submission of Matters to a Vote of Security Holders.............................................23

Item 5.  Other Information................................................................................23

Item 6.  Exhibits and Reports on Form 8-K.................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS(unaudited)
                      ($ in thousands, except share data)


                                                                              September 25, 2004        December 27, 2003
                                                                           -----------------------     ---------------------

CURRENT ASSETS:
    Cash and cash equivalents........................................      $       8,274               $       5,884
    Trade accounts receivable, net of allowances of $391 and $467....              2,342                       3,554
    Inventories......................................................              2,028                       1,746
    Prepaid expenses and other.......................................                456                         569
                                                                           -----------------------     ---------------------

                Total current assets.................................             13,100                      11,753
                                                                           -----------------------     ---------------------
                                                                           -----------------------     ---------------------

PROPERTY AND EQUIPMENT, net..........................................             13,352                      16,523

OTHER ASSETS.........................................................              3,925                       3,620

INTANGIBLES, net.....................................................              5,631                       6,120
                                                                           -----------------------     ---------------------

TOTAL ASSETS.........................................................      $      36,008               $      38,016
                                                                           =======================     =====================


           See notes to condensed consolidated financial statements.

                                BRITESMILE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (unaudited)
                       ($ in thousands, except share data)


                                                                              September 25, 2004        December 27, 2003
                                                                           -----------------------     ---------------------

CURRENT LIABILITIES:
    Accounts payable.................................................      $         4,430             $         7,173
    Accrued expenses ................................................                5,556                       5,624
    Gift certificate and prepaid appointments........................                  562                         962
    Deferred revenue ................................................                  740                         597
    Accrual for Center closure.......................................                  267                         298
    Current portion of long-term debt................................                  329                       3,039
    Capital lease obligations with related parties - current portion.                1,388                         761
                                                                           -----------------------     ---------------------

              Total current liabilities..............................               13,272                      18,454
                                                                           -----------------------     ---------------------

LONG TERM LIABILITIES:
    Capital lease obligations with related parties - less current portion              441                       1,130
    Accrual for Center closure.......................................                  608                         783
    Long-term debt, less current portion..............................               5,123                       4,164
    Other long-term liabilities......................................                  827                         861
                                                                           -----------------------     ---------------------

                    Total long-term liabilities......................                6,999                       6,938
                                                                           -----------------------     ---------------------

              Total liabilities......................................               20,271                      25,392
                                                                           -----------------------     ---------------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    10,332,899 and 9,525,265 shares issued and outstanding, respectively
                                                                                        38                          38
    Additional paid-in capital.......................................              170,413                     162,823
    Accumulated deficit..............................................             (154,714)                   (150,237)
                                                                           -----------------------     ---------------------

              Total shareholders' equity ............................               15,737                      12,624
                                                                           -----------------------     ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................      $        36,008             $        38,016
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

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands except share data)

                                                      13 Weeks Ended      13 Weeks Ended         39 Weeks            39 Weeks
                                                       September 25,      September 27,           Ended               Ended
                                                           2004                2003           September 25,       September 27,
                                                                                                   2004                2003
                                                      -----------------   -----------------   -----------------   -----------------
REVENUES:
    Center whitening fees, net........................$          4,346    $          4,616    $         13,590    $         11,985
    Associated Center whitening fees, net.............           5,646               5,387              16,608              15,937
    Product sales.....................................           1,884               1,434               6,179               3,470
                                                      -----------------   -----------------   -----------------   -----------------

       Total revenues, net............................          11,876              11,437              36,377              31,392
                                                      -----------------   -----------------   -----------------   -----------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs.....................           4,491               5,013              12,665              12,849
    Selling, general and administrative expenses......           7,845               8,779              22,101              21,961
    Research and development expenses.................             110                 403                 425                 772
    Depreciation and amortization.....................           1,692               1,688               5,042               4,883
                                                      -----------------   -----------------   -----------------   -----------------

       Total operating costs and expenses.............          14,138              15,883              40,233              40,465
                                                      -----------------   -----------------   -----------------   -----------------

          Loss from operations........................          (2,262)             (4,446)             (3,856)             (9,073)
                                                      -----------------   -----------------   -----------------   -----------------

OTHER INCOME (EXPENSE), net...........................            (214)               (331)               (534)               (670)
                                                      -----------------   -----------------   -----------------   -----------------

          Loss before income tax provision............          (2,476)             (4,777)             (4,390)             (9,743)

INCOME TAX............................................              32                 ---                  89                   4
                                                      -----------------   -----------------   -----------------   -----------------

          Net loss ...................................$         (2,508)   $         (4,777)   $         (4,479)   $         (9,747)
                                                      =================   =================   =================   =================

BASIC AND DILUTED NET LOSS PER SHARE..................$          (0.24)   $          (0.70)   $          (0.44)   $          (1.54)
                                                      =================   =================   =================   =================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED...........      10,329,190           6,796,368          10,275,854           6,342,383
                                                      =================   =================   =================   =================


           See notes to condensed consolidated financial statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)


                                                                                      39 Weeks Ended             39 Weeks Ended
                                                                                    September 25, 2004         September 27, 2003
                                                                                  -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................           $         (4,479)          $         (9,747)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization................................                       5,826                      4,883
         Increase in variable deferred payments to a related party....                       1,738                      1,721
         Expense paid for by related party............................                         746                          -
         Loss on disposal of assets...................................                           2                        297
   Change in assets and liabilities, net...............................                     (3,414)                      (212)
                                                                                  -----------------------    -----------------------

                  Net cash provided by (used in) operating activities..                        419                     (3,058)
                                                                                  -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................................                     (1,010)                    (1,949)
  Purchase of intangibles..............................................                          -                     (1,750)
                                                                                  -----------------------    -----------------------

                  Net cash used in investing activities................                     (1,010)                    (3,699)
                                                                                  -----------------------    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing.........................................                          -                      4,726
  Payments on capital lease ............................................                       (61)                      (516)
  Payments on debt .....................................................                    (3,683)                      (543)
  Proceeds from common stock offerings, net.............................                     6,339                          -
  Proceeds from issuance of preferred stock by subsidiary..............                          -                      1,000
  Proceeds from exercise of stock options ..............................                       386                        545
                                                                                  -----------------------    -----------------------

                  Net cash provided by financing activities............                      2,981                      5,212
                                                                                  -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,390                     (1,545)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD......................................................                      5,884                      3,527
                                                                                  -----------------------    -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD.........................           $          8,274           $          1,982
                                                                                  =======================    =======================

           See notes to condensed consolidated financial statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 25, 2004

1.       Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of September 25, 2004, the Company had 14 Centers and 5,099 Associated Centers in operation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39 weeks ended September 25, 2004 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 25, 2004.

2.       Stock Based Compensation

The Company uses the intrinsic value method to account for its stock based compensation plans. The alternative fair value accounting of the Company's options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of ..7268, .6875, .8509, and .9769 for the 13 and 39 week periods ended September 25, 2004, and September 27, 2003, respectively; a risk-free interest rate range of 1.30% to 4.50% for the 13 and 39 week periods ended September 25, 2004, and September 27, 2003; dividend yield of 0%; and a weighted-average expected life of the option of 10 years. Had compensation cost for the Company's stock-based compensation plans been determined using the Black-Scholes option pricing valuation model, the Company's reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):



                                            13 Weeks Ended    13 Weeks Ended       39 Weeks Ended    39 Weeks Ended
                                            September 25,     September 27,        September 25,     September 27,
                                                 2004              2003                 2004              2003
                                           ----------------- -----------------    ----------------- -----------------

Loss as reported...................        $          2,508  $          4,777     $          4,479  $          9,747
Compensation expense reported under APB25
                                           $              -  $              -     $             40  $              -
Compensation expense computed using fair
value method..........................     $            712  $            755     $          2,378  $          2,381
                                           ----------------- -----------------    ----------------- -----------------
Pro forma loss.....................        $          3,220  $          5,532     $          6,897  $         12,128
                                           ================= =================    ================= =================
Pro forma basic and diluted
   loss per share..................        $          (0.31) $          (0.81)    $          (0.67) $          (1.91)
                                           ================= =================    ================= =================

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 25, 2004

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 27, 2003.

3.       Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss. Stock options totaling 950,499 shares and warrants totaling 291,158 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 39 week periods ending September 25, 2004, as their effect is anti-dilutive. Stock options totaling 793,008 shares and warrants totaling 341,163 shares (using the treasury stock method) and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 39 week periods ending September 27, 2003, as their effect is anti-dilutive.

4.       Debt

During the third quarter of 2004, the Company paid off a loan with a remaining principal amount of $0.8 million obtained in March 2001, to Excimer Vision Leasing L.P. ("EVL"), a related party.

In December 2003, the Company and EVL amended their capital lease agreement to provide that the variable rent portion of the monthly payment due beginning November 2003 and the fixed rent portion of the monthly payment due beginning January 2004 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. In August 2004, the Company and EVL further amended their capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006, and the remaining balance due would be paid on February 15, 2007. As of September 25, 2004, the unpaid variable rent was $2.1million, of which $1.9 million is included in long-term debt.

5.       Expense Paid By Related Party

During the quarter ending September 25, 2004, the Company incurred a $0.75 million expense paid for by a principal stockholder/related party. The principal stockholder/related party engaged a consulting firm to conduct a study related to the Company. The cost of the study was paid for by the principal stockholder/related party, and was recorded by the Company as an expense and an increase to Additional Paid in Capital.

6.       Legal Proceedings

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

In April 2004, the Company filed a motion for leave to amend its complaint, which requested, among other things, dropping the Company's claims under its U.S. Patent Nos. 6,488,914 and 6,361,320. That motion was granted, and the Company has filed its Third Amended Complaint.

In April 2004, Nathoo filed an answer and counterclaim to the Company's complaint, as well as a third party complaint against Eric Montgomery, who is a director of the Company, and several of Montgomery's companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy. In August 2004, Nathoo filed an amended answer and counterclaims to the Company's complaint. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company and selected named Company employees or directors; conversion by the Company, and named Company employees or directors; constructive trust for the patents he claims have incorrect inventorship; fraud against and breach of contract by the Company and selected named Company employees and directors and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company and selected named Company officers and directors. In October 2004,Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

The Company is seeking compensatory and punitive damages against Discus and compensatory damages against Nathoo. The exact amount of damages sought by both defendants has not yet been determined.

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

One of the principal defenses to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current LATW or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

In May 2004, the Company filed a motion to compel Smile to participate in mandatory binding arbitration and to stay the litigation pending arbitration. In June 2004, the Court denied the Company's motion to compel arbitration. On July 16, 2004, the Company filed a Notice of Appeal on the issue of compelling this case to be decided by mandatory binding arbitration. The case is stayed at the trial level until the appellate court decides whether to compel Smile to participate in arbitration.

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing. However, the Company is still waiting to receive from Smile documents and evidence to support Smile's calculation of damages.

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

Kalow & Springut v. BriteSmile et. al.

In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company's Chairman, in New York state court. KS seeks to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleges that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

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

BriteSmile has filed a Notice of Appeal to the Appellate Division of the Supreme Court of New York with respect to the partial summary judgment monetary award to KS. KS has filed a Notice of Cross-Appeal with respect to the dismissal by the trial court of various of its additional claims. Briefs and papers on the appeal will be prepared and submitted by early 2005 for argument at the March 2005 Term of the Appellate Division. Discovery continues in the trial court with respect to the unresolved part of the KS claim for legal fees and expenses. In addition, BriteSmile has moved the trial court for permission to add additional counterclaims of negligence and malpractice against KS.

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

In the third quarter of 2004, BriteSmile introduced the BriteSmile Forever program where Center customers can pay an additional fee for the right to receive an unlimited number of touch-up procedures over a two-year period. The revenue associated with this program is deferred and recognized over the two-year period.

Deferred Contract Costs

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to Associated Centers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor's Products)", the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. The amount of deferred revenue and contract costs at September 25, 2004 was a net deferred cost of $890,000.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at September 25, 2004 was $391,000.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No impairment charge was recorded during the 39 weeks ended September 25, 2004. In the 39 weeks ended September 27, 2003, an impairment charge of $273,000 was recorded related to the relocation of the Company's Houston Center.

Center Closures

During 2001, BriteSmile recorded significant reserves in connection with Center closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. The Company recorded an additional $76,000 in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center in January 2004. In total, the Center closure reserve decreased $206,000 in the 39 weeks ended September 25, 2004, due to lease payments.


Overview

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Revenue and Deferred Contract Costs: See Revenue Recognition above.

Operating and occupancy costs are composed primarily of three main groups: 1) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; 2) the lease costs for the devices in the Associated Centers; and 3) the operating and occupancy costs for the Centers.

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


The following table sets forth unaudited operating results for the 13 week and 39 week periods ended September 25, 2004 and September 27, 2003, as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.



                                                 13 Weeks       13 Weeks ended        39 Weeks           39 Weeks
                                                   ended                               ended              ended
                                              Sept 25, 2004      Sept 27, 2003     Sept 25, 2004      Sept 27, 2003
                                              -------------      -------------     -------------      -------------

Revenues:
         Center whitening fees, net                  36.6%             40.4%             37.4%               38.2%
         Associated Center whitening
         fees, net                                   47.5%             47.1%             45.6%               50.8%
         Product sales                               15.9%             12.5%             17.0%               11.0%
                                              -------------      -------------     -------------      -------------
         Total revenues, net                        100.0%            100.0%            100.0%              100.0%
                                              -------------      -------------     -------------      -------------

Operating Costs and Expenses:
         Operating and occupancy costs               37.8%             43.8%             34.8%               40.9%
         Selling, general and
         administrative expenses                     66.1%             76.8%             60.8%               70.0%

         Research and development expenses            0.9%              3.5%              1.2%                2.5%
         Depreciation and amortization               14.2%             14.8%             13.8%               15.5%
                                              -------------      -------------     -------------      -------------
         Total operating costs and
         expenses                                   119.0%            138.9%            110.6%              128.9%
                                              -------------      -------------     -------------      -------------

Loss from operations                                -19.0%            -38.9%            -10.6%              -28.9%
                                              -------------      -------------     -------------      -------------

Interest expense, net and other                      -1.8%             -2.9%             -1.5%               -2.1%
                                              -------------      -------------     -------------      -------------

Loss before income tax provision                    -20.8%            -41.8%            -12.1%              -31.0%
Provision for income taxes                            0.3%              0.0%              0.2%                0.0%
                                              -------------      -------------     -------------      -------------
Net Loss                                            -21.1%            -41.8%            -12.3%              -31.0%
                                              =============      =============     =============      =============

The following are explanations of significant period-to-period changes for the 13 weeks ended September 25, 2004 and September 27, 2003:

Revenues

Total Revenues, net. Total revenues, net increased by $0.4 million, or 4%, to $11.9 million for the 13 weeks ended September 25, 2004, from $11.4 million for the 13 weeks ended September 27, 2003.

Center Whitening Fees, net. Center whitening fees decreased by $0.3 million or 6% to $4.3 million for the 13 weeks ended September 25, 2004, from $4.6 million for the 13 weeks ended September 27, 2003. The number of procedures performed in the Centers decreased 13% to 9,024 in the third quarter of 2004, compared to 10,361 in the same quarter of 2003. During August 2003, BriteSmile offered a Buy One Get One Free promotion resulting in a greater volume of procedures for the third quarter of 2003. Average whitening fees per procedure increased 8% from $446 per procedure to $482 per procedure in the third quarter of 2004, compared to the same quarter of 2003, as a result of reduced discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The company cannot forecast future trends in this regard.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $0.3 million, or 5%, to $5.7 million for the 13 weeks ended September 25, 2004, from $5.4 million for the 13 weeks ended September 27, 2003. The total number of procedures in all Associated Centers increased 7% to 35,765 procedures in the third quarter of 2004 compared to 33,270 procedures in the same quarter of 2003. Average whitening fees per procedure decreased 3% from $162 per procedure to $158 per procedure for the 13 weeks ended September 25, 2004, compared to the same period of 2003, primarily due to increased discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The company cannot forecast future trends in this regard.

Product Sales and Other Revenue. Product sales increased by 31% to $1.9 million for the 13 weeks ended September 25, 2004, from $1.4 million for the 13 weeks ended September 27, 2003, primarily due to the sales of BriteSmile To Go (BTG), which was launched in the third quarter of 2003. Sales of BTG were $0.8 million for the 13 weeks ended September 25, 2004. BTG is sold at Centers and Associated Centers, through partners such as Nordstrom and Henry Schein, directly by the Company's Call Center, and on the Company's website. Product sales also include the Company's toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 38% for the 13 weeks ended September 25, 2004, compared to 44% in the 13 weeks ended September 27, 2003. This improvement was due to sales growth and a decrease in Occupancy & Operating expenses for the quarter compared to the same quarter in 2003. The major expense components in this category are cost of goods sold for all products and services, lease financing, and operating costs of Centers, which include salaries for the dentist and supporting staff, and rent. Cost of goods sold in the third quarter of 2003 reflects a $343,000 inventory valuation adjustment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net revenues to 66% for the 13 weeks ended September 25, 2004 compared to 77% in the 13 weeks ended September 27, 2003. This improvement was due to sales growth and a decrease in SG&A expenses for the quarter compared to the same quarter in 2003. The $0.9 million decrease in SG&A resulted from lower professional fees, and lower advertising and travel expenses, as well as a center restructuring accrual true-up that occurred in September 2003. Third quarter 2004 was also impacted by the accrual of all fees related to the separation of Bruce Fleming as CEO of the Company, and a $0.75 million expense to BriteSmile required by accounting rules for certain consulting work initiated and paid for by a principal stockholder/related party.

Research and Development Expenses. Research and development expenses of $110,000 were 1% of net revenues for the third quarter of 2004 compared to $403,000, or 4%, in the corresponding period in 2003. The decrease in research and development expenses was primarily due to costs incurred with the development of the company's Magic Mirror in the third quarter of 2003 that were not incurred in the same quarter of 2004.

Depreciation and Amortization. Depreciation and amortization decreased slightly as a percentage of net sales to 14% for the third quarter of 2004, compared to 15% in the corresponding period in 2003, as a result of sales growth. The net increase of $4,000 in depreciation and amortization expense to $1.7 million for the third quarter of 2004 is primarily due to higher amortization associated with the intellectual property purchased in the third quarter of 2003 of $63,000, offset by lower depreciation of $59,000 due to fixed assets becoming fully depreciated.

Interest Expense, net and other. Interest expense, net decreased $117,000 to $214,000, or 2% of net revenue for the third quarter of 2004 from $331,000, or 3% of net revenue, for the corresponding period in 2003. The decrease was primarily due to lower debt balances in 2004.


The following are explanations of significant period-to-period changes for the 39 weeks ended September 25, 2004 and September 27, 2003:

Revenues

Total Revenues, net. Total revenues, net increased by $5.0 million, or 16%, to $36.4 million for the 39 weeks ended September 25, 2004, from $31.4 million for the 39 weeks ended September 27, 2003.

Center Whitening Fees, net. Center whitening fees increased by $1.6 million or 13% to $13.6 million for the 39 weeks ended September 25, 2004, from $12.0 million for the 39 weeks ended September 27, 2003. The number of procedures performed in the Centers increased 7% to 27,640 for the 39 weeks ended September 25, 2004, compared to 25,947 for the same period of 2003. The opening of the SoHo center in 2004 contributed to the increase in demand. Average whitening fees per procedure increased 6% from $462 per procedure to $492 per procedure for the 39 weeks ended September 25, 2004, compared to the same period of 2003, primarily due to reduced discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The company cannot forecast future trends in this regard.

Associated Center Whitening Fees, net. Associated Center whitening fees, net increased by $0.7 million, or 4%, to $16.6 million for the 39 weeks ended September 25, 2004, from $15.9 million for the 39 weeks ended September 27, 2003. The increase was primarily due to a 26% increase in procedures in International Associated Centers. The total number of procedures in all Associated Centers increased 9% to 104,440 procedures in the 39 weeks ending September 25, 2004, compared to 96,075 procedures in the same period of 2003. Average whitening fees per procedure decreased 4% from $166 per procedure to $159 per procedure for the 39 weeks ended September 25, 2004, compared to the same period of 2003, primarily due to increased discounting in the international market. Generally, the level of discounting varies from period to period based on the market conditions at the time. The company cannot forecast future trends in this regard.

Product Sales and Other Revenue. Product sales increased by 78.1% to $6.2 million for the 39 weeks ended September 25, 2004, from $3.5 million for the 39 weeks ended September 27, 2003, primarily due to sales of BriteSmile To Go
(BTG), which was launched in the third quarter of 2003. Sales of BTG were $3.4 million for the 39 weeks ended September 25, 2004. BTG is sold at Centers and Associated Centers, through partners such as Nordstrom and Henry Schein, directly by the Company's Call Center, and on the Company's website. Product sales also include the Company's toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 35% for the 39 weeks ended September 25, 2004, compared to 41% for the 39 weeks ended September 27, 2003. This improvement was due to sales growth and a decrease in Occupancy & Operating expenses in the 39 weeks ended September 25, 2004 compared to the same period in 2003. The major expense components in this category are cost of goods sold, lease financing, and operating costs of Centers, which include salaries for the dentist and supporting staff, and rent. The $184,000 decrease in Operating and Occupancy costs was primarily due to lower cost of goods sold of $416,000, offset by higher Occupancy cost of $232,000 in the 39 weeks ended September 25, 2004 when compared to the same period in 2003. Cost of goods sold for the 39 weeks ended September 27, 2003 reflects a $343,000 inventory valuation adjustment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 61% in the 39 weeks ended September 25, 2004, compared to 70% in the corresponding period in 2003. This improvement was due primarily to sales growth in the 39 weeks ended September 25, 2004 compared to the same period in 2003. The $0.1 million increase in SG&A resulted from lower advertising, salary, shipping, and travel expenses, offset by higher professional and consulting fees, and insurance costs. Consulting fees in 2004 include a $0.75 million expense to BriteSmile required by accounting rules for certain consulting work initiated and paid for by a principal stockholder/related party.

Research and Development Expenses. Research and development expenses of $425,000 decreased as a percentage of net revenues to 1% in the 39 weeks ended September 25, 2004 compared to $772,000, or 2% in the corresponding period in 2003. The decrease in research and development expenses was primarily due to costs incurred with the development of the company's Magic Mirror and BTG products in 2003 that were not incurred in 2004.

Depreciation and Amortization. Depreciation and amortization decreased as a percentage of net sales to 14% for the 39 weeks ended September 25, 2004, compared to 16% in the corresponding period in 2003. The increase of $160,000 in depreciation and amortization expense to $5.0 million for the 39 weeks ended September 25, 2004 is primarily due to amortization associated with the intellectual property purchased in the third quarter of 2003 of $390,000, offset by lower depreciation of $230,000 due to fixed assets becoming fully depreciated..

Interest Expense, net and other. Interest expense, net decreased $137,000 to $534,000, or 2% of net revenue, for the 39 weeks ended September 25, 2004, from $670,000, or 2% of net revenue, for the corresponding period in 2003. The decrease was primarily due to lower debt balances in 2004, as well as increased interest income from investments.


Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt. At September 25, 2004, the Company had $8.3 million in cash and $0.9 million in borrowing capacity under lines of credit. To date, the Company has yet to achieve net profitability. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to meet corporate expenses.

During 2003, the Company obtained a $2.5 million Center Loan with CAP America Trust, a related party. This credit facility is for general working capital needs ($0.8 million) and capital expenditures and specific revenue generating initiatives ($1.7 million). The Company has drawn $1.6 million under this arrangement, leaving $0.9 million currently available under this line.

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

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment, and to a lesser degree, debt repayments. During the first quarter of 2004, the Company repaid a $2 million bridge loan (including interest) obtained in November 2003, to LCO Investments Limited ("LCO"), a related party. LCO is the Company's primary shareholder. During the third quarter of 2004, the Company paid off a loan with a remaining principal amount of $0.8 million obtained in March 2001, to Excimer Vision Leasing L.P. ("EVL"), a related party.

In December 2003, the Company and EVL amended their capital lease agreement to provide that the variable rent portion of the monthly payment due beginning November 2003 and the fixed rent portion of the monthly payment due beginning January 2004 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. In August 2004, the Company and EVL further amended their capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006, and the remaining balance due would be paid on February 15, 2007. As of September 25, 2004, the unpaid variable rent was $2.1 million, of which $1.9 million is included in long-term debt.

The primary cash requirements of the Company are for maintaining current operations, debt service and capital expenditures to grow the network of Associated Centers and Company-managed Centers. In particular, spending on cost of goods, advertising, rents, leases and employee salaries is required to operate the business.

Sources of Cash, Liquidity and Capital Resources

In the 39 weeks ended September 25, 2004, the primary source of cash was the Company's private placement of 923,943 shares to institutional investors. The Company received $1.7 million in December 2003 and the balance of $6.3 million (net of fees) in January 2004. Proceeds from the private placement were used to retire the $2 million bridge loan obtained by the Company in November 2003, as described above, and for working capital purposes.

During 2003 the Company converted to equity $15.3 million of its interest-bearing debt, which will save the Company approximately $0.5 million in interest expense in 2004.

Net cash provided from operations increased by $3.5 million to $0.4 million for the 39 weeks ended September 25, 2004, from $3.1 million net cash used in 2003, primarily as a result of the substantial decrease in net loss partially offset by increased working capital requirements.

Net cash provided from financing activities was $3.0 million for the 39 weeks ended September 25, 2004, compared to $5.2 million for the same period in 2003. During the 39 weeks ended September 25, 2004, the Company both raised cash of $6.8 million through equity offerings, and repaid debt of $3.7 million. In the same period of 2003, the Company received debt financing of $5.7 million, raised $0.5 million from stock option exercises, and made payments on debt and capital leases of $1.0 million.

Capital expenditures were $1.0 million for the 39 weeks ended September 25, 2004, compared to $3.7 million for the same period in 2003. The capital expenditures in the 39 weeks ended September 25, 2004 were primarily related to the completion of the Company's new Center in the SoHo district of New York. Investing activities in the 39 weeks ended September 27, 2003 included the intellectual property purchase of $1.8 million.

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


ITEM 4.           CONTROLS AND PROCEDURES

During 2003, the Company identified an error in the recording of cost of sales. This error resulted in the Company restating its financial statements for the 13-week period ended June 28, 2003. The error was the result of weaknesses in the Company's internal inventory control structure. Deloitte & Touche LLP communicated to management and the Audit Committee that these weaknesses are considered material weaknesses. Management and the Audit Committee identified and have commenced implementing certain changes that they feel are necessary to strengthen the Company's accounting and reporting function, including capabilities of its accounting personnel and adoption of more frequent reviews and reconciliations of financial information. Management continues to evaluate its control structure, to identify issues and resolve them in as timely a manner as possible.

The Company's Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, except as noted above, that the Company's disclosure controls and procedures are effective.

Other than those discussed above, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.



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

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, U.S. District Court for the Northern District of California

See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

In August 2004, Mr. Salim Nathoo filed an amended answer and counterclaims to the Company's Third Amended Complaint. Nathoo's amendment supplements the answers and counterclaims he initially filed in April 2004. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company and selected named Company employees or directors; conversion by the Company, and named Company employees or directors; constructive trust for the patents he claims have incorrect inventorship; fraud against and breach of contract by the Company and selected named Company employees and directors and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company and selected named Company officers and directors. In October 2004, Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

The Company is seeking compensatory and punitive damages against Discus and compensatory damages against Nathoo. The exact amount of damages sought by both defendants has not yet been determined.

Salim Nathoo v. BriteSmile Leasing

In May 2003, this case was consolidated with the BriteSmile v. Discus Dental lawsuit discussed above. See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

Smile Inc. Asia Pte. Ltd. v. BriteSmile

See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

In May 2004, the Company filed a motion to compel Smile Inc. Asia Pte. Ltd. ("Smile") to participate in mandatory binding arbitration and to stay the litigation pending arbitration. In June 2004, the Court denied the Company's motion to compel arbitration. On July 16, 2004, the Company filed a Notice of Appeal on the issue of compelling this case to be decided by mandatory binding arbitration. The case is stayed at the trial level until the appellate court decides whether to compel Smile to participate in arbitration.

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing. However, the Company is still waiting to receive from Smile documents and evidence to support Smile's calculation of damages.

BriteSmile  v.  Discus  Dental,   Inc.,  Contra  Costa  County  Superior  Court,
California

See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

Kalow & Springut v. BriteSmile et. al.

See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

BriteSmile has filed a Notice of Appeal to the Appellate Division of the Supreme Court of New York with respect to the partial summary judgment monetary awarded on April 9, 2004 to Kalow & Springut in the amount of $299,468.97. KS has filed a Notice of Cross-Appeal with respect to the dismissal by the trial court of various of its additional claims. Briefs and papers on the appeal will be prepared and submitted by early 2005 for argument at the March 2005 Term of the Appellate Division. Discovery continues in the trial court with respect to the unresolved part of the KS claim for legal fees and expenses. In addition, BriteSmile has moved the trial court for permission to add additional counterclaims of negligence and malpractice against KS.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc.

See the Company's Quarterly Report on Form 10-Q for the 13 weeks ended June 26, 2004, in which this legal proceeding was reported.

ITEM 2.  CHANGES IN SECURITIES.

During the13 week period ended September 25, 2004, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 29,000 shares of the Company's common stock, at exercise prices ranging from $9.72 to $10.02 per share. The options vest over a period of time following their respective dates of grant.

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


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On November 8, 2004, the Company filed a Current Report on Form 8-K for the purpose of furnishing to the Commission a copy of its earnings release for the 13 weeks ended September 25, 2004. Certain Balance Sheet balances related to debt as of September 25, 2004 included in that Current Report are hereby re-classified as follows: "Current portion of long-term debt and capital lease obligations" is changed from $3,655,000 to $1,717,000 resulting in "Total current liabilities" of $13,272,000; and "Long-term debt and capital lease obligations" is changed from $3,626,000 to $5,564,000, resulting in "Total long-term liabilities" of $6,999,000.

The Balance Sheets of the Company contained in this Quarterly Report on Form 10-Q for the 13 weeks ended September 25, 2004 reflect the corrected classification.

ITEM 6.  EXHIBITS.


     31.1 Certification of Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ Anthony M. Pilaro                                November 9, 2004
- --------------------------------------               ----------------
Anthony M. Pilaro                                    Date
Acting Chief Executive Officer



/s/ Ken Czaja                                        November 9, 2004
Ken Czaja                                            Date
Chief Financial Officer