Form 10-K
period 2004-12-25
BRITESMILE INC
filed 2005-03-25
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 26, 2004 was approximately $23,409,614.

The number of shares outstanding of the registrant’s common stock as of March 14, 2005 was 10,602,677.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the June 2005 Annual Shareholders Meeting.

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

Introduction

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company also offers its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As of February 19, 2005, the Company had 15 Centers and approximately 5,082 Associated Centers.

The Company maintains executive offices and principal facilities at 490 North Wiget Lane, Walnut Creek, California, 94598. Our telephone number is (925) 941-6260. The Company maintains a World Wide Website at www.britesmile.com. The information on our website should not be considered part of this report on Form 10-K.

BriteSmile offers consumers an efficacious, simple and safe way to return teeth to their optimal natural whiteness in just one visit to a BriteSmile Center or BriteSmile Associated Center. The BriteSmile teeth whitening system utilizes a combination of a proprietary gas plasma light or LED technology and wavelength-specific gel. The unique delivery arm of the BriteSmile device permits blue light to reach all 16 front teeth simultaneously, whitening the teeth by activating the wavelength-specific gel, which is applied to the teeth during three consecutive twenty-minute sessions. Including the time necessary for initial customer evaluation and consultation, preparatory work and clean up, the customer can complete a teeth whitening procedure in less than 90 minutes. The result is immediate superior teeth whitening – clinically proven to average approximately 9 shades whiter – and a patient satisfaction rate of over 98%.

During 1999, BriteSmile developed its light-activated teeth whitening (“LATW”) technology, and began placement of its BS2000 LATW system in both Centers and Associated Centers. Currently, the BS2000 is used exclusively in Centers. In November 1999, BriteSmile introduced its mobile BS3000 LATW system into Associated Centers, and in May 2001, commenced shipping its state-of-the-art BS3000PB LATW system. The BS3000 and BS3000PB can be installed more quickly than the BS2000 and provide the flexibility and mobility required in dental offices. An Associated Center dentist activates the device by key card or numerical code, which allows the device to perform the number of whitening procedures purchased by the Associated Center.

Centers are located in 11 major metropolitan areas in the United States. Centers offer customers a high-end salon-like environment dedicated solely to teeth whitening and are staffed by licensed dentists and trained dental assistants. Alternatively, consumers can visit an Associated Center, where a dentist performs or supervises the BriteSmile procedure in his or her dental office.

As of February 19, 2005, BriteSmile operated Centers in the following 15 locations: Beverly Hills, Irvine, Walnut Creek, Palo Alto and La Jolla, CA; Chicago and Schaumburg, IL; Phoenix, AZ; Boca Raton, FL; Atlanta, GA; Houston, TX; Denver, CO; Boston, MA; and New York, NY (2 Centers in New York). In January 2004, the Company closed its Center in Honolulu, HI, in response to the decline in tourist traffic. A new Center in the SoHo area of New York opened in March 2004, providing a second location in the Manhattan area. A new Center was opened in Schaumburg, IL in November 2004.

The Company markets its products and systems directly to consumers through radio, print, TV and online advertising channels, as well as e-mail-based initiatives and direct mail. The Company’s “hub and spoke” model of a Center surrounded by Associated Centers enables the Company to leverage its marketing and advertising efforts, and to optimize consumer exposure to the BriteSmile brand.

As of February 19, 2005, BriteSmile has contracted with dentists to operate Associated Centers throughout the United States and around the world in over 70 countries. BriteSmile plans to open additional Centers and Associated Centers in the United States and in select foreign locations in the future.

The Company also sells BriteSmile brand post-whitening maintenance products, including toothpaste, mouthwash, whitening chewing gum, electric toothbrushes, and the Company’s whitening pen, BriteSmile To GoTM. Maintenance products are sold to consumers in Centers and Associated Centers and through the Company’s website and Call Center. Additionally, the Company sells products to the dental product distributor Sullivan Schein.

The Company operates in one reportable segment, that of teeth whitening services and products. The Company’s Chief Executive Officer and President have determined the operating segment based upon how the business is managed and operated.

No customer accounted for more than 10% of net sales during 2004, 2003 or 2002.

Recent Business Developments

BriteSmile Center Expansion

BriteSmile opened a new Center in Schaumburg, Illinois in November 2004. This location was chosen on the basis of its growth as a retail commercial hub. The Company opened a new Center in the SoHo area of New York City in March 2004. This location was chosen on the basis of its ability to meet the needs of future customers in a very popular shopping destination. The Company plans to open a Center on Madison Avenue in New York City and a Center in Union Square in San Francisco in the second quarter of 2005.

Financing Transaction

To provide additional working capital and to fund new Center and Associated Center expansion, BriteSmile completed a private placement financing of $12 million in senior Convertible Debt (the “Convertible Debt”) in December 2004. The Convertible Debt was sold to six investors, who also received the option to purchase an additional $4 million of Convertible Debt under the same terms within 180 trading days of December 16, 2004. The Company will pay the principal balance of this Convertible Debt in 36 monthly installments commencing eighteen (18) months following the closing date. Interest will be paid quarterly in arrears beginning March 31, 2005 and will be computed as the greater of (i) 5% per annum or (ii) LIBOR plus 300 basis points per annum; provided at no time shall the interest rate exceed 8% per annum. Subject to conditions and limitations of the Convertible Debt, the Company may pay interest or principal in cash or shares of Common Stock. See Note 7 of the Notes to Consolidated Financial Statements, “Financing Arrangements, Convertible Debt”.

Market for Products and Services

The Company continues to believe that the market for teeth whitening services and products is large and growing. BriteSmile management estimates that the market for professionally administered bleaching products and services and over-the-counter products is approximately $1.5 billion and growing. There has been a proliferation of products and services available professionally, and the OTC market for whitening products in particular has demonstrated high growth as a result of expanded whitening product lines, new delivery systems, and new market entrants.

Domestically, various independent surveys have indicated that 70%-80% of adults are not happy with the current color of their teeth. The Company believes that such data, combined with the increasing desire for physical self-improvement and a continuing rise in aesthetic and anti-aging spending, creates a favorable marketplace for continued long-term growth. Globally, acceptance of teeth whitening and western trends in physical self-improvement continue to be encouraging.

Marketing and Distribution

BriteSmile’s teeth-whitening procedures and products are marketed primarily via consumer advertising and through promotional activities targeting potential dentists. The Company devotes significant resources to direct-to-consumer marketing through a variety of channels including radio, print, TV, and on-line advertising. In addition, the Company distributes promotional certificates to consumers using e-mail and direct mailings, as well as through its network of Associated Centers. In the U.S., using a toll-free number, consumers can call the in-house Call Center and speak to a trained advisor who can make an appointment at an Associated Center or at a Company-run Center for a whitening procedure.

The Call Center, located at the Company’s corporate headquarters in Walnut Creek, California, is equipped with advanced telephone and computer equipment and can book appointments via the Company’s proprietary web-based scheduling system (the “Scheduler”). The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed in both Associated Centers and Centers, and payments. The Scheduler allows the Call Center and each BriteSmile Center and Associated Center to view and interact on a real-time basis with dentists’ schedules. It also enables management to closely monitor performance of advertising campaigns and call center advisors and Center and Associated Center operational and financial results.

Competition

The Company’s LATW procedure competes with all teeth whitening products and services. These include in-office bleaching systems, professionally administered take home bleaching systems, and over-the-counter consumer products such as pastes, gels, brush-ons and strips. Competition continues to proliferate as consumer demand for whitening increases.

Numerous manufacturers and individual brands compete in the various product arenas. Recently, a number of companies have entered the LATW arena with products of their own. Some of these companies are also in the professional teeth whitening tray business. A significant development in 2001 was the launch of Crest WhiteStrips, a new methodology for at-home whitening. These strips are sold over-the-counter and in dental offices. Many competing products have a treatment time substantially longer (weeks or more) than BriteSmile’s LATW procedure, are less efficacious, and cause greater sensitivity.

Virtually all professional whitening systems use some form of peroxide; usually a hydrogen peroxide for in-office procedures, or, in the case of some at-home products, a milder carbamide peroxide. BriteSmile’s LATW system uses a 15% hydrogen peroxide solution, a relatively low percentage for an in-office procedure. As a result, BriteSmile’s process has lower sensitivity relative to many competing systems.

BriteSmile has obtained several independent clinical studies on safety and efficacy. These include studies at the University of Medicine and Dentistry of New Jersey, The Forsyth Institute, Loma Linda University, and New York University. These studies have proven not only the safety of the BriteSmile LATW process on teeth, gums and dental work, but also the efficacy of this technology.

In February 2003, the prestigious Journal of the American Dental Association published the first ever study to confirm the safety and efficacy of light-activated teeth whitening. This study was conducted by the Forsyth Institute and used the BriteSmile LATW system. The study identified a reduction in the gingival index of recipients of the procedure that was statistically significant six months after the procedure. This finding is the subject of further research and development with a view to explore potential future commercialization opportunities.

BriteSmile continues to invest in research and development, and is investigating additional advanced gel and light technologies to ensure its continued leadership position in teeth whitening safety, speed and efficacy.

Sources of Supply

The Company has subcontracted the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado which was acquired by Delphi Medical Systems in 2004. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Fulfillment Services Agreement with Oraceutical

In 2004, BriteSmile entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Robert Eric Montgomery (“Montgomery”), the Chairman & CEO of Oraceutical, LLC, is a member of BriteSmile’s Board of Directors. There was no financial impact in 2004.

Contractual Relationships with Centers

A licensed dentist and a dental hygienist or licensed dental assistant administer the Company’s LATW process at BriteSmile Centers. Typically, the dentists create a professional corporation (the “PC”), which enters into various agreements with the Company. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administration of the LATW procedure. Pursuant to a Management Agreement between the Company and the PC, the Company manages the business and marketing aspects of the Center including providing furnishings, equipment, advertising and office space, and maintaining, repairing, and replacing furnishings as necessary.

Organizational Structure of Associated Centers

Associated Centers are located within existing independent dental offices pursuant to a BriteSmile Systems Agreement (the “Systems Agreement”) between the Company and a dentist (the “Associated Center Dentist”). The Systems Agreement specifies the number of LATW devices to be located at the Associated Center, payment terms, and the obligations of both parties with respect to use and maintenance of the LATW equipment.

Patents, Trademarks and Licenses

The Company has filed a number of patent applications related to the LATW system which have been issued or are pending, including patent applications related to the composition of the Company’s whitening gel, methods of whitening teeth with light tissue isolation barriers, the Company’s business method and the Company’s unique system of delivery of light to all teeth simultaneously through the Company’s gas-plasma light or LED technology activating device. In July 2003, BriteSmile Development, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with Montgomery and certain entities owned and controlled by him (collectively, “REM”). Montgomery is a member of the board of directors of the Company. Under the terms of the APA, the Company strengthened its intellectual property portfolio through the acquisition of additional and complementary human oral care patents and patent applications that included intellectual property specifically relating to the Company’s whitening gel formulas.

As of February 2005, the Company has filed for 80 U.S. patents of which 27 are issued and 53 are pending. These relate to teeth whitening compositions, methods of tooth whitening, methods of LATW, compositions for use in LATW, peroxidase-activating oral compositions, compositions for making an artificial prosthesis, an adjustable articulated positioning device, a portable, high power arc lamp system, and a design for a device that provides light to teeth for whitening procedures. Similar patent applications have issued or are pending in various countries including the European Union, Canada, Japan, and Australia.

The Company has ongoing research and development efforts to improve and expand the Company’s current technology and to develop new teeth whitening compositions and light devices. The Company intends to continue to apply for patents as advised by patent counsel. The Company relies and will continue to rely on trade secrets, know-how and other unpatented proprietary information in its business. Certain key employees and consultants of the Company are required to enter into confidentiality and/or non-competition agreements to protect the confidential information of the Company.

The Company owns the rights to registered trademarks and service marks in the U.S. and in several foreign countries including but not limited to “BriteSmile” (name and logo), “BriteSmile Professional Teeth Whitening Centers”, “BriteSmile Associated Teeth Whitening Center”, and “BriteSmile To Go”.

Government Regulation

The Company’s business operations are subject to certain federal, state and local statutes, regulations and ordinances (collectively, “government regulations”), including those governing health and safety. The LATW system is categorized as a Class 1 Medical Device as defined by the United States Food and Drug Administration (“FDA”). In most states the Company’s teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BriteSmile corporate structure and contractual relationships with PCs that provide LATW services to consumers must be reviewed by, and require the express approval of, that state’s agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for the Company’s operation of Centers. To its knowledge, the Company has obtained all required government approvals for its Centers. The Company intends to continue to cooperate with state regulatory agencies and obtain all necessary governmental approvals.

The Company regularly monitors developments in government regulations relating to the practice of dentistry. The Company believes that it has, and will continue to, structure all of its agreements, operations and marketing in accordance with applicable government regulations.

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, although no such action is currently pending. The Company maintains product liability insurance coverage for its products and services with coverage limits of $5 million per occurrence and $5 million per year.

Employees

As of February 19, 2005, the Company had 125 full-time employees and 53 part-time employees including the Company-run Centers. None of the Company’s employees are represented by a union, and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

Financial Information about Segments and Geographic Areas

Our business is focused on one industry segment: products and procedures to whiten teeth. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment. Our revenues from customers, our profit and loss, and our total assets for the last three fiscal years are reported in the financial statements included in Item 8 of this report.

Revenue from outside the United States of America in 2004 was $6.5 million, 14.1% of total revenue, and long-term assets outside the United States of America, net were $4.2 million, 18.4% of total long-term assets, net.

Revenue from outside the United States of America in 2003 was $6.1 million, 13.9% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 20.3% of total long-term assets, net.

Revenue from outside the United States of America in 2002 was $5.0 million, 12.7% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 25.9% of total long-term assets, net.

ITEM 2.	PROPERTIES

The Company leases its 13,776 square foot corporate office facility in Walnut Creek, California. The lease agreement runs through March 2007. This facility is used for administration, Call Center operation and general office space. During August 2003, the Company consolidated its warehouse activities into one 23,000 square foot location, close to the corporate office, which is on a 2-year lease. BriteSmile intends to outsource its distribution and fulfillment operations in 2005 and, as a result, will not renew its warehouse lease when it expires in July 2005.

Fourteen of the Company’s fifteen Centers are under operating lease agreements expiring starting February 2006 through August 2012. One facility, in Boca Raton, is leased month-to-month. Each Center lease covers prime street-level retail spaces, consisting of approximately 1,800 – 5,200 square feet, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment.

The Company amortizes leasehold improvements over the shorter of their economic lives or the lease term. Any lease that includes a rent holiday period is expensed on a straight-line basis over the lease term (including any rent holiday period). Landlord incentives or allowances under operating leases are amortized over the shorter of the economic life or the lease term. The Company reviewed its accounting for operating leases based upon existing accounting literature and recent SEC guidance and determined that their practices conform with current accounting practices.

In January 2004 the Company did not renew the lease at its Honolulu Center. At present, the Company remains obligated under two leases related to closed locations that expire in 2006 and 2010. The company has sub-leased these two locations.

ITEM 3.	LEGAL PROCEEDINGS

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). The Company filed an initial complaint against

Discus Dental, Inc. (“Discus”), Culver City, California, in July 2002, asserting claims of infringement of the Company’s U.S. Patents Nos. 6,343,933 and 6,361,320. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleges misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile’s Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile’s trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo’s “consulting” services, which included paying Nathoo to share with Discus certain of the Company’s trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo’s activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

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

In July 2003, the Company filed the Second Amended Complaint, asserting additional claims for infringement of the Company’s U.S. Patent Nos. 6,488,914, 6,514,543, and 6,536,628.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation.

In April 2004, the Company filed a motion for leave to amend its complaint, which requested, among other things, dropping the Company’s claims under its U.S. Patent Nos. 6,488,914 and 6,361,320. That motion was granted, and the Company has filed its Third Amended Complaint.

In April 2004, Nathoo filed an answer and counterclaim to the Company’s complaint, as well as a third party complaint against Montgomery, who is a director of the Company, and several of Montgomery’s companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy. In August 2004, Nathoo filed an amended answer and counterclaims to the Company’s complaint. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company’s patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, and the following Company employees or directors: John Reed, John Warner and Anthony Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; constructive trust for the patents he claims have incorrect inventorship; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company, Montgomery and his companies, Reed, Warner and Pilaro. In October 2004, Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

The depositions of several key witnesses were taken from August through December 2003. The parties are currently awaiting a ruling from the Court on the scope of the Company’s patents. A hearing on that issue was conducted in July 2004. The schedule for the case has been vacated until the Court rules on the scope of the patents. Further written discovery, document production, and depositions have continued and will continue.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc. (“BriteSmile Management”), a wholly owned subsidiary of the Company, in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

Discovery is proceeding. Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing. While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

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

Kalow & Springut v. BriteSmile et. al., filed in the Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut (“KS”) filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and Anthony Pilaro, the Company’s non-executive Chairman. KS sought to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleged that it was fraudulently induced to incur the legal fees and expenses and sought to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

On February 14, 2005, the parties settled the case, whereby BriteSmile agreed to pay $650,000 to Kalow & Springut in full and final settlement.

The Procter & Gamble Company vs. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BDI on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that U.S. Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the “Patents”) are invalid and unenforceable, and that P&G’s Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G’s current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G’s declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses include anticipatory breach, unclean hands, equitable estoppel, lack of justiciable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. Expert discovery and depositions will not commence until after the April 2005 Markman hearing. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the NASDAQ SmallCap Market System under the symbol “BSML”. The following table sets forth, for each full quarterly period during 2004 and 2003, high and low sales price information (adjusted for the 5 for 2 split) as reported by NASDAQ or other electronic services, as the case may be.

	High	Low
Quarters Ended:
December 25, 2004	$10.930	$6.100
September 25, 2004	$11.550	$7.800
June 26, 2004	$12.420	$9.400
March 27, 2004	$16.000	$9.740

Quarters Ended:
December 27, 2003	$14.000	$9.060
September 27, 2003	$19.980	$9.900
June 28, 2003	$11.380	$4.392
March 29, 2003	$4.568	$1.680

As of March 14, 2005, there were 289 holders of record of the Company’s common stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception. The policy of the Board of Directors is to retain earnings to support growth; therefore, the Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During 2004 the Company issued securities in transactions summarized below without registration of the securities under the Securities Act of 1933, as amended (the “1933 Act”).

In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that are to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five-year warrants for 544,253 shares of common stock at an exercise price of $7.61 per share. The investors also have the option within 180 trading days to purchase up to an additional $4 million under the same terms. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

With respect to the foregoing offers and sales of restricted and unregistered securities by the Company, the Company relied on the provisions of Sections 3(b) and 4(2) of the 1933 Act and rules and regulations promulgated thereunder, and upon Regulation S promulgated by the Securities and Exchange Commission, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the 1933 Act. The offer and sale of the securities in each instance were not made by any means of general solicitation; the securities were acquired by the investors without a view toward distribution; and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing the securities stating that the securities evidenced by such certificates or instruments, as the case may be, were not registered under the 1933 Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement, or agreed to so sign upon exercise of their options, that the securities would not be sold without registration under the 1933 Act or pursuant to an applicable exemption from such registration.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”). For the period ended December 25, 2004, under the 1997 Plan, options for 288,547 shares of common stock have been granted, 88,002 have been exercised, 189,062 have been forfeited, and 1,140,858 remain outstanding and unexercised. No additional options for shares outside the 1997 Plan were granted to vendors, consultants or employees for the year ended December 25, 2004 and no shares outside the plan were exercised. However, 706,672 options remain outstanding and unexercised as of the date of this Report including an option for 600,000 shares of common stock that was granted to the Company’s Executive Officer on his hire date of January 9, 2005. The exercise price of the outstanding options granted since March 31, 1998 ranges from $1.98 to $82.50 per share. Most of the options vest and become exercisable in increments over time.

In addition, 240,000 shares of restricted stock were granted to the Chief Executive Officer at hire. The value of $1.5 million will be expensed over two years.

The Company has registered with the SEC, on Form S-8, up to 1,166,668 shares of common stock subject to stock options which have been or may in the future be granted under the Company’s 1997 Plan, and up to 112,500 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. The Company intends to register with the SEC on Form S-8 such additional shares of common stock as will be necessary to cover all 1,500,000 option shares presently authorized to be issued under the Company’s 1997 Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of earnings and consolidated balance sheets for the periods indicated are derived from the consolidated financial statements of the Company. The Company’s year end is the last Saturday in December. The data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto.

	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,880	$5,884	$3,527	$7,162	$5,701
Working capital/(deficit)	8,102	(6,701)	(3,584)	1,357	(4,808)
Current assets	23,337	11,753	8,582	14,771	13,257
Total assets	45,075	38,016	31,099	39,847	30,131
Long-term obligations, less current maturities	15,650	5,294	13,332	4,120	1,727
Shareholders’ equity	12,582	12,624	3,799	20,556	9,519

	2004	2003	2002	2001	9-month Transition Period Ended December 30, 2000
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Center whitening fees, net	$17,107	$15,946	$12,738	$14,333	$9,315
Associated center whitening fees, net	21,081	21,030	22,460	24,048	5,766
Product and other revenue	7,781	6,803	4,125	4,849	1,223

Total revenues, net	45,969	43,779	39,323	43,230	16,304

Operating and occupancy costs	17,361	17,092	14,671	16,744	9,462
Selling, general and administrative expenses	29,218	31,589	34,480	43,492	30,556
Research and development expenses	484	1,399	923	1,849	1,811
Depreciation and amortization	6,750	6,589	6,099	4,715	3,830
Restructuring expense	142	140	304	879	778
Impairment charges	—	383	—	1,217	1,254
Loss on sale/leaseback	—	—	—	—	7,138

Total operating costs and expenses	53,955	57,192	56,477	68,896	54,829

Loss from operations	(7,986)	(13,413)	(17,154)	(25,666)	(38,525)
Interest income (expense) and other income (expense), net	261	(1,145)	(1,537)	(776)	(5,961)

Loss before income tax provision	(7,725)	(14,558)	(18,691)	(26,442)	(44,486)
Income tax provision	95	24	80	57	26

Net loss, before cumulative effect of change in accounting principle	$(7,820)	$(14,582)	$(18,771)	$(26,499)	$(44,512)
Cumulative effect of change in accounting principle	—	—	—	—	(272)

Net loss	$(7,820)	$(14,582)	$(18,771)	$(26,499)	$(44,784)
DEEMED DIVIDEND	—	—	307	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,820)	$(14,582)	$(19,078)	$(26,499)	$(44,784)

Basic and Diluted Net Loss per Share:
Before cumulative effect of change in accounting principle	$(0.76)	$(2.15)	$(3.14)	$(4.74)	$(10.90)
Cumulative effect of change in accounting principle	—	—	—	—	$(0.07)

Basic and diluted net loss per share	$(0.76)	$(2.15)	$(3.14)	$(4.74)	$(10.97)

Weighted average shares outstanding—diluted	10,291,714	6,778,111	6,068,530	5,591,720	4,082,280

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

The Company’s products and services are ultimately directed to consumers in the large and growing global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are specifically seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s Centers and its Associate Centers, both in the US and international markets. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate significant additional revenue.

As of February 19, 2005, the Company had 15 Centers in 11 metropolitan areas in the US and approximately 5,082 Associated Centers in the US and international markets.

Management of the Company focuses on optimizing the productivity of the existing base of LATW systems, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue, and also on growing the number of LATW systems deployed in the marketplace. The marketing initiatives of the Company are carefully constructed and monitored in such a way that management can determine their impact on revenue generation.

In addition, management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and equipment lease expenses, employee salaries and marketing expenses.

After the first introduction of the BS2000 system in 1999, the Company initially focused on building the system footprint and building brand awareness. More recently, management has focused on increasing operating efficiency by increasing the productivity of the expansive network of Associated Centers and Centers and streamlining the cost structure. During 2004, management was able to decrease the amount spent on advertising while simultaneously growing revenues.

Critical Accounting Policies And Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that the following critical accounting policies require significant management judgments, estimates and assumptions in the preparation of the consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are sold to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and international customers and recognizes the income over the estimated performance period.

BriteSmile’s policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center.

In the third quarter of 2004, BriteSmile introduced the “BriteSmile Forever” program, under which Center customers can pay an additional fee for the right to receive an unlimited number of touch-up whitening procedures over a two-year period. The revenue associated with this program is deferred and recognized over the two-year period.

Revenue is reported net of discounts and allowances. Additionally, Associated Center revenue for 2004, 2003 and 2002 has been reduced by $163,000 due to charges related to warrants issued to Orthodontic Centers of America (“OCA”).

Deferred Contract Costs

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company has provided the Magic Mirror to Associated Centers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a Vendor’s Products)”, the cost of the Magic Mirrors provided to Associated Centers has been capitalized as deferred contract costs and is being amortized to cost of goods sold over the life of the contract. At December 25, 2004 the amount capitalized was $785,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

Management continually assesses the recoverability of these costs.

Allowance for Doubtful Accounts

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its Associated Centers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center. If the financial condition of BriteSmile’s Associated Centers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 25, 2004 the allowance was $448,000.

Inventory

BriteSmile states its inventories at the lower of cost or market. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required; however, there were no write-downs during the year ended December 25, 2004.

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2003, the Company wrote-off $273,000 of leasehold improvements in connection with the relocation of the Center in Houston to the Galleria and $90,000 for the Honolulu location, following the decision to close the Honolulu Center (see “Store Closures” below).

Valuation of Financial Instruments Related to Convertible Debt

In December 2004, the company sold $12 million of convertible debt. The debt is convertible into common stock of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). Additionally, the investors were issued five-year warrants to purchase additional shares of common stock (the “Financial Instruments Related to Convertible Debt – Warrants”) and an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million of Convertible Debt under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Company allocated the net proceeds from the Convertible Debt between the Convertible Debt and the Financial Instruments Related to Convertible Debt – Conversion Option, Warrants and AIR.

The value of financial instruments related to the Company’s Convertible Debt was determined using the Black-Scholes option pricing model which requires management to use judgment and estimates. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 4.42 years, 0.75 years, and 2.88 years for the Financial Instruments Related to Convertible Debt—Warrants, the Financial Instruments Related to Convertible Debt—Additional Investment Rights, and the Financial Instruments Related to Convertible Debt—Conversion Option, respectively. The values of the respective financial instruments are treated as a liability and marked-to-market each reporting period until the instruments convert to equity, expire or are extinguished. The value of the financial instruments is marked-to-market based on the then current stock price with the resulting gain or loss reflected in the income statement. The total mark-to-market adjustments at December 25, 2004 resulted in a gain of $1.1 million. The value of the Convertible Debt remaining, after allocating the valuation among the financial instruments, was reduced by a $6.9 million discount. The discount to the Convertible Debt will be amortized to interest expense over the life of the debt. The interest expense for the period from signing to year end, December 16, 2004 to December 25, 2004, was $55,000.

Store Closures

During 2001, BriteSmile recorded significant reserves in connection with store closures. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. During 2003 the Company made adjustments to previous estimates of lease liabilities, which resulted in an increase to this reserve in the amount of $140,000. The Company recorded an additional $142,000 in 2004 for severance and lease liabilities associated with the closure of Centers.

Legal Contingencies

BriteSmile is currently a party to certain legal actions. Management does not believe that current pending litigation will have a material adverse effect on the Company’s consolidated financial position. This conclusion has been developed in consultation with outside counsel handling the Company’s representation in these matters. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by the actual outcome of these legal actions.

BriteSmile recognizes the costs of legal services in the periods incurred.

Results of Operations

The following are explanations of significant changes for 2004 compared to 2003:

Total Revenues, net increased by $2.2 million, or 5.0%, to $46.0 million for 2004, from $43.8 million for 2003.

Center Whitening Fees, net increased by $1.2 million, or 7.3%, to $17.1 million for 2004, from $15.9 million for 2003. The increase in fees is attributable to two new Centers opened in 2004 (New York, NY in March and Schaumburg, IL in November). The total number of procedures performed in the Centers increased 2.6% to 35,490 procedures for 2004, compared to 34,607 for 2003. The Company anticipates that as it operates more Centers, the total number of procedures performed will increase.

Associated Center Whitening Fees, net increased by $51,000, or less than one percent, to $21.1 million for 2004, from $21.0 million for 2003. This increase was primarily due to an increase in procedures in international Associated Centers. Domestic procedures and revenues were essentially flat. The number of procedures sold to both domestic and international Associated Centers increased 6.2% to 137,500 procedures for 2004 compared to 129,250 for 2003. The Company added 38 new Associated Centers in 2004, net of terminations. The Company plans to expand the number of Associated Centers both domestically and internationally.

Product and Other Revenue increased by $1.0 million, or 14.4%, to $7.8 million for 2004, from $6.8 million for 2003, primarily due to the launch of BriteSmile To Go in the third quarter of 2003.

Operating and Occupancy Costs decreased as a percentage of sales to 38% for 2004 from 39% for the prior year. However, costs on a dollar basis increased to $17.4 million for 2004 from $17.1 million for 2003. The major components in this category are cost of goods sold as well as operating costs of Centers, which include salaries for the dentist and supporting staff, rent and lease financing. Operating and occupancy costs increased due to higher Center costs, primarily due to the net addition of one Center in 2004 partially offset by reduced cost of sales.

Selling, General and Administrative Expenses decreased as a percentage of sales to 64% for 2004 compared to 73% in 2003. Total selling, general and administrative expenses decreased $2.8 million to $29.2 million for 2004 compared to $31.6 million for 2003. This decrease was primarily attributable to reduced advertising costs, legal and professional fees and administrative salaries.

Research and Development Expenses decreased as both a percentage of sales and in the aggregate to $484,000, or 1% of sales, for 2004, compared to $1.4 million or 3% of sales, in 2003. Research and development expenses incurred during 2004 represent expenses related to safety and efficacy studies and research in the field of human oral care.

Depreciation and Amortization expense increased $161,000, to $6.8 million for 2004 compared to $6.6 million for 2003. The increase was in part due to a full year of amortization in 2004 associated with the intellectual property purchased in 2003.

Restructuring Expense. In 2004 and 2003, the Company recorded additional restructuring expense related to the closure of certain Centers of $142,000 and $140,000, respectively.

Impairment Charge. In 2003 the Company wrote-off $293,000 of abandoned leasehold improvements incurred as a part of relocating the Center in Houston to the Galleria location. During 2003, the Company’s board of directors and management decided to close the Honolulu Center due to reduced performance resulting from lower volumes of tourist traffic. Accordingly, the Company recorded a charge of $90,000 for the impairment of assets at the Honolulu Center.

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. To reflect the fair value each reporting period, the Financial Instruments Related to Convertible Debt will be revalued and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As the Company’s stock price rises or falls in future periods the Company may have to record significant non-cash gains or losses to record the mark-to-market revaluation. The total mark-to-market adjustments at December 25, 2004 resulted in a gain of $1.1 million. See Note 7 of the Notes to Consolidated Financial Statements, “Convertible Debt”.

Interest Expense decreased $304,000 to $855,000 for 2004 from $1.2 million for 2003. The decrease in interest expense is due to the retirement of certain debt.

Interest Income increased $62,000 to $76,000 in 2004 from $14,000 in 2003, as a result of higher average cash balances.

The following are explanations of significant changes for 2003 compared to 2002:

Total Revenues, net increased by $4.5 million, or 11.5%, to $43.8 million for 2003, from $39.3 million for 2002.

Center Whitening Fees, net increased by $3.2 million, or 25.2%, to $15.9 million for 2003, from $12.7 million for 2002. This was attributable to a 21% increase in comparable store procedures that resulted from more efficient advertising spending. The number of procedures performed in the Centers increased 20.6% to 34,607 procedures for 2003, compared to 28,699 in 2002.

Associated Center Whitening Fees, net decreased by $1.4 million, or 6.4%, to $21.0 million for 2003, from $22.5 million for 2002. This decrease was primarily due to a decrease in procedures in domestic Associated Centers. Although the growth in procedures in international Associated Centers more than offset this decline, the lower net revenue per procedure from international Associated Centers versus domestic Associated Center resulted in an aggregate reduction in revenue. The number of procedures sold in both domestic and international Associated Centers increased 1.4% to 129,250 procedures in 2003 compared to 127,450 in 2002. The Company signed 374 new Associated Centers in 2003.

Product and Other Revenue increased by $2.7 million, or 64.9%, to $6.8 million in 2003, from $4.1 million for 2002, primarily due to the launch of BriteSmile To Go which is sold at Centers, Associated Centers, and on the Company’s website. Product sales also include the Company’s toothpaste, mouthwash, whitening gum, toothbrushes and Magic Mirrors.

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

Research and Development Expenses increased as both a percentage of sales and in the aggregate to $1.4 million, or 3% of sales, for 2003, compared to $923,000, or 2% of sales, in 2002. Research and development expenses incurred during 2003 represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company’s leadership position in the teeth-whitening industry. The increase in 2003 was in part due to specific research in the field of human oral care.

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

Impairment Charge. In 2003 the Company wrote-off $293,000 in abandoned leasehold improvements incurred as a part of relocating the Center in Houston to the Galleria location. During 2003, the Company’s board of directors and management decided to close the Honolulu Center due to reduced performance resulting from lower volumes of tourist traffic. Accordingly, the Company recorded a charge of $90,000 for the impairment of assets at the Honolulu Center.

Interest Expense decreased $0.4 million to $1.2 million for 2003 from $1.6 million for 2002. The decrease is due to interest expense recognized in 2002 for the issuance of warrants that did not occur in 2003.

Interest Income decreased $52,000 to $14,000 in 2003 from $66,000 in 2002, as a result of lower average cash balances.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At December 25, 2004, the Company had $18.9 million in cash and borrowing capacity under lines of credit totaling $0.9 million. To date, the Company has yet to achieve profitability; however, the Company did generate positive cash flow from operations for the first time in 2004. The Company expects that its principal uses of cash will be to provide working capital, to finance capital expenditures, and to meet corporate expenses.

The Company made the following changes to its capital resources in 2004:

•	In December 2004, the Company obtained $11.2 million (net proceeds) from sale of Convertible Debt to six investors for the purpose of funding new Center expansion and general working capital requirements.
•	In August 2004, the Company and Excimer Vision Leasing (“EVL”), a related party, amended BriteSmile’s capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due would be paid on February 15, 2007. The first payment was made on February 15, 2005.

•	In August 2004, the Company repaid to EVL the remaining principal balance of approximately $0.8 million obtained from EVL in March 2001.

•	In January 2004, BriteSmile received $6.8 million from the December 2003 private placement of 923,943 shares of common stock (of which $1.7 million was received in December 2003).

The Company believes that cash on hand, together with available borrowing capacity and cash provided from operations, will be sufficient to sustain operations for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs and cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain covenants that restrict our operations.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment and, to a lesser degree, debt repayments. During 2003, the Company purchased intellectual property. The primary cash requirements of the Company, in addition to the Contractual Obligations summarized in the table below, are for maintaining current operations. In particular, spending on cost of goods, advertising, rents, leases and employee salaries is required to operate the business. The Company will also require additional cash outlays to continue to service debt and for capital expenditures to grow the network of Associated Centers and Centers.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$19,097	$100	$9,779	$8,218	$1,000
Capital Lease Obligations	2,031	1,800	231	—	—
Operating Leases	18,781	3,674	7,581	6,545	981
Lease Obligations for Closed Centers	751	155	303	257	36
Service Contracts	1,414	1,414	—	—	—

Total Contractual Cash Obligations	$42,016	$7,143	$17,836	$15,020	$2,017

Sources and Uses of Cash

In 2004, the Company had positive cash flow from operations. During the prior two years the Company incurred negative cash flows from operations which was funded through issuances of common stock and debt.

Cash flows from operations improved to $1.0 million for 2004, a $2.8 million improvement from a use of $1.8 million in 2003.

Another source of cash was the Company’s private placement of 923,943 shares to institutional investors in January 2004 for total proceeds of approximately $8.5 million. The Company received $1.7 million in December 2003 prior to its 2003 year-end. The balance of $6.8 million was received in January 2004. Proceeds from the private placement were used to retire a $2 million bridge loan obtained by the Company in November 2003 and for working capital purposes.

Total cash provided by financing activities was $14.0 million for 2004, compared to $9.9 million in 2003.

Capital expenditures were $2.1 million for 2004, compared to $3.9 million in 2003. In 2004, capital expenditures related primarily to new Center leasehold improvements and purchase of LATW devices. In 2003, capital expenditures related primarily to the purchase of LATW devices and the launch of new products.

Convertible Debt. In December 2004, BriteSmile received $11.2 million of net proceeds from the sale of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The principal accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five year warrants for 544,253 shares of common stock at an exercise price of $7.61 per share. The investors also have the option within 180 trading days to purchase up to an additional $4 million under the same terms. See Note 7 of the Notes to Consolidated Financial Statements, “Convertible Debt”. The proceeds from the financing will be used for planned new Center and Associated Center expansion as well as working capital needs.

Financing Arrangements for the Acquisition of Certain Intellectual Property. LCO loaned $1,000,000 to BDI in May 2003 under the terms of a promissory note with interest (payable monthly) and principal due in May 2008 to allow BDI to acquire certain intellectual property. Interest accrues at 200 basis points above the 1-year LIBOR as quoted by the Bank of Nova Scotia. The interest rate on the note is reset every thirty days. LCO loaned BDI an additional $1,000,000 on similar terms in July 2003, at closing of the asset purchase. The promissory notes issued to LCO by BDI were guaranteed by the Company.

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

CAP Advisers Line of Credit. In December 2001, as amended in March 2002, July 2002 and January 2003, BriteSmile International entered into Credit and Security Agreements with CAP Advisers, which provided for a $6.5 million line of credit facility of which $1.5 million was for the purchase of capital equipment. During 2003 the full $6.5 million was drawn on the line and the borrowings were subsequently converted to 511,813 shares of common stock in November 2003.

EVL Lease Agreement. Of those LATW devices in operation at Associated Centers at December 27, 2003, 3,000 of such devices were leased to the Company by Excimer Vision Leasing L.P. (“EVL”). See note 10 of the financial statements – “Related Party Transactions.” The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount plus a “variable rent” payment in the amount of $125 for each key card or access code sold. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures, resulting in variable rent of $25 per procedure.

In March 2002, the Company and EVL amended their capital lease agreement to provide that payment of the variable rent portion of the monthly rental payments due during 2002, will be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount ($2.1 million at December 28, 2002) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In November, 2003, this capital lease agreement was further amended such that $4.0 million of the balance of deferred variable and fixed payments and interest accrued for the period from January 1, 2002 to October 31, 2003 due to EVL was converted into 318,170 shares of common stock. In December 2003, the Company and EVL amended their capital lease agreement to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 250 basis points. At December 27, 2003, $328,000 was due to EVL.

In August 2004, the Company and EVL further amended the capital lease agreement to provide that the total rents deferred under the November 2003 lease amendment would be deferred further such that $1.0 million would be due and payable on February 15, 2005, $1.0 million would be due and payable on February 15, 2006 and the remaining balance due would be payable on February 15, 2007. The Company has the right to pay the deferred rents earlier.

The Company has certain debt obligations that are sensitive to changes in interest rates. See description of Convertible Debt above.

See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk”.

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

For 2004, 2003 and 2002, we had a net loss of $7.8 million, $14.6 million, and $19.1 million, respectively. As of December 25, 2004, our accumulated deficit was $158.1 million. Our ability to reach and sustain profitability will depend, in part, upon the successful marketing of our existing services and products and the successful and timely introduction of new services and products. We can give no assurances that we will achieve profitability or, if achieved, that we will sustain profitability.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive most of our revenues from our LATW procedures, a relatively new teeth-whitening concept for consumers. We also market BriteSmile brand toothpaste, electric toothbrushes, mouthwash, chewing gum, the

BriteSmile To Go pen, and post-whitening procedure touchup kits through our Centers and Associated Centers and on our website. Our success will depend in large part on our ability to successfully encourage consumers, dentists and dental office employees to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

Our success will depend on our ability to update our technology to remain competitive.

The dental device and supply industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. While we are continuing our research and development efforts to improve our current LATW systems in order to strengthen our competitive advantage, we cannot give assurance that we will successfully implement technological improvements to our LATW systems on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline, which could adversely affect our cash flows, liquidity and operating results.

We may have problems financing our future growth.

Our growth strategy includes investment in and expansion of Centers and Associated Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand, and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds may be needed in the future for continued expansion. We cannot give assurance that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers and Associated Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

We are subject to competition.

The market for teeth whitening products and services is highly competitive. Competition in the market for teeth whitening products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. Teeth whitening products and services offered by our competitors include traditional and often less expensive bleaching tray methods and other forms of heat or light activated curing methods. We may not be able to compete successfully against these competitors in developing, marketing and distributing our services and products, which could result in the loss of customers and could have a material adverse effect on our business. Competitive pressures may also force prices for teeth whitening services down and such price reductions may adversely affect our potential future revenue and profitability.

Future growth may place strains on our managerial, operational and financial resources and we may be unable to recruit and retain qualified personnel.

If we grow, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of Associated Centers, customers, advertisers and other business partners grows, we will be required to manage multiple relationships with various Center dentists, Associated Center dentists, customers, strategic partners and other third parties. Future growth or an increase in the number of our strategic relationships may strain our managerial, operational and financial resources, thereby inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business.

We may experience shortages of the supplies we need because we do not have long-term agreements with certain suppliers and rely on sole sources for key equipment.

Our success depends to a large degree on our ability to provide our affiliated dentists with our LATW systems, and a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April 2001, the Company’s LATW systems are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi.

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

Our future growth primarily depends upon expansion of the number of our Associated Centers and Centers. We cannot give assurance that we will be successful in expanding the number of Centers and Associated Centers, or that such additions will achieve sales levels satisfactory to us. Demand for the Company’s services and products is driven by consumers whose broad spending patterns are affected by general economic conditions. Over recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters, although our exposure to the strength of any particular economy is partially mitigated by our geographically diversified revenue base.

BriteSmile has certain debt.

BriteSmile had $17.8 million of debt and capital leases outstanding as of December 25, 2004. The degree to which we are leveraged could have important consequences to the shareholders, including the following:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	We must pay interest on our debt, leaving less funds for other purposes;

•	We may be at a competitive disadvantage to our less leveraged competitors;

•	We may be more vulnerable to a downturn in general economic conditions;

•	If we were to default on our debt obligations for any reason, there can be no assurance that any assets will remain for our shareholders after payment of amounts owed to debt holders; and

•	As the Company’s stock price rises or falls in future periods the Company may have to record significant non-cash gains or losses to record the mark-to-market revaluation of Financial Instruments Related to Convertible Debt.

See Item 7 – Management’s Discussion of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

Our corporate structure, operation of Centers and contractual relationships with the licensed dentists at our Centers are subject to government regulation and may be reviewed by applicable state agencies governing the practice of dentistry (such as a Board of Dental Examiners). We believe that our present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local laws and regulations, and that favorable review of our corporate structure would be obtained from any state agency which chooses to review our operational structure. However, we cannot give assurance that such favorable review would be obtained in all instances. If we are unable to obtain favorable review, we may be subject to penalties. Further, if we are unable to comply with the applicable laws and regulations in any state, we may be limited in those states to offering our LATW procedure through Associated Centers. We continue to cooperate with state regulatory agencies to respond to any requests for information about our business structure and to obtain any necessary governmental approvals. We cannot give assurance that future enactments, amendments or interpretations of government regulations will not be more stringent, and will not require structural, organizational or operational modifications to our existing or future contractual relationships with the licensed dentists at our Centers who provide our services.

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

Changes in required accounting practices may affect our reported operating results and stock price

Any future changes to applicable Generally Accepted Accounting Procedures or additional SEC statements on relevant accounting policies may require us to further change our practices. These uncertainties may cause our reported operating results and stock price to decline.

Failures in our information technology systems or the systems of third parties could adversely affect our business and result in a loss of customers.

Our Company’s web site or our Internet-based Scheduler system may experience slow response times, decreased capacity to accommodate a large number of customers, or a temporary disruption in service for a variety of reasons. Additionally, power outages and delays in such service may interrupt or prevent us from immediately coordinating with the schedules of Centers and Associated Centers, and may interrupt or prevent customers from arranging for our services or from ordering our products through our e-Commerce Internet site. Any of these potential problems could have an adverse effect on business.

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

Because of the nature of the dental device industry, there can be no assurance that we will not be subject to claims against the Company related to our products or services. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products or services brought against us, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of at least $5 million per occurrence and $5 million per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, we cannot give assurance that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to cover our exposure to interest rate risk, and the Company is not a party to any interest rate risk management transactions. In December 2004, BriteSmile received $11.2 million of net proceeds from the sale of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The principal accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five year warrants for 544,253 shares of common stock at an exercise price of $7.61 per share. The investors also have the option within 180 trading days to purchase up to an additional $4 million of Convertible Debt under the same terms. The value of instruments associated with the Company’s Convertible Debt was determined using the Black-Scholes option pricing model. The values of the respective financial instruments are treated as a liability and marked-to-market each reporting period until the instruments convert to equity, expire or are extinguished based on the then current stock price with the resulting gain or loss reflected in the income statement. The total mark-to-market adjustments at December 25, 2004 resulted in a gain of $1.1 million.

A 53 basis point increase in interest rate (10% of our weighted average interest rate) affecting our floating financial instruments would have a negative effect of approximately $0.3 million on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed rate financial instruments. See Note 7 of the Notes to Consolidated Financial Statements.

The Company believes its exposure to foreign exchange rate risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and associated notes are set forth on pages F-1 through F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Company management is aware of certain deficiencies in the design or operation of the Company’s disclosure controls and internal accounting controls, particularly in the areas of 1) accounting policies, procedures, and expertise related in part to new accounting staff learning curve and workload constraints, and 2) internal disclosure controls. In connection with its audit of the Company’s 2004 financial statements, Deloitte & Touche LLP reported that certain of these deficiencies constitute material weaknesses in the Company’s internal control structure for the year ended December 25, 2004.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, except as they relate to material weaknesses referred to above, that the Company’s disclosure controls and procedures, including the additional controls and procedures implemented by the Company during fiscal year ended December 25, 2004, were effective at a reasonable assurance level as of the end of the fiscal year to ensure that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported within the appropriate time periods.

The Company has made, and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, to address the identified deficiencies. In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company’s accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

There were no significant changes in our internal controls during our last fiscal quarter that has materially affected our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements

All schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

Exhibits

Exhibit Number Per Item 601 of Regulation S-K		Title of Document

2		Asset Purchase Agreement and Plan of Reorganization by and among BriteSmile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.01		Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02		Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03		Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04		Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	*	1990 Stock Option Plan for Employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).

Exhibit Number Per Item 601 of Regulation S-K		Title of Document
10.02		Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of common stock and Options to Purchase 1,000,000 shares of common stock at $20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P., and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.03		Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.04		Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of common stock and Options to Purchase 500,000 shares of common stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.05		Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.06		Stock Purchase Agreement dated as of May 4, 1998 for 1,860,465 shares of common stock, between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.07		Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.08	*	Employment Letter dated January 20, 1999 between the Company and John L. Reed (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999).

10.09	*	Employment Letter dated April 19, 1999 between the Company’s subsidiary, BriteSmile International, Limited, and Paul Dawson (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999).

10.10	*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.11	*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.12	*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.13		Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.14		Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document
10.15	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.16	Form of Stock Purchase Agreement dated as of June 3, 1999 between the Company and purchasers who acquired shares of common stock of the Company at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.17	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.18	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.19	Stock Purchase Agreement dated as of January 12, 1999 between the Company and the Pequot investment funds (“Pequot Funds”) (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.20	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.21	Voting and Co-sale Agreement dated as of January 18, 2000 between the Company, the Pequot Funds and LCO Investments Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.22	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.23	Securities Purchase Agreement dated as of June 27, 2000 between the Company and certain purchasers of 5% Convertible Subordinated Notes (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.24	Form of Convertible Notes issued pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.25	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30. 2000).

10.26	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.27	Amendment Agreement dated as of August 3, 2000 between the Company and the purchasers of notes identified therein (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document
10.28	Note Purchase Agreement dated December 5, 2000 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.29	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.30	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.31	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.32	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.33	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.34	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.35	Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.36	Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.37	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.38	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.39	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.40	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

Exhibit Number Per Item 601 of Regulation S-K		Title of Document
10.41		Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.42		Form of Convertible Note Purchase Agreement used in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.43		Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.44		CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.45		Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.46		Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.47		Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.48		Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.49	*

Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari

(filed herewith).

10.50		Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

14		Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21		Subsidiaries of the Company (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITESMILE, INC.

By:	/S/ GREGG COCCARI
Gregg Coccari Chief Executive Officer (Principal Executive Officer)

By:	/S/ KEN CZAJA
Ken Czaja EVP, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ANTHONY M. PILARO Anthony M. Pilaro	Chairman of the Board of Directors	March 25, 2005

/S/ GREGG COCCARI Gregg Coccari	Chief Executive Officer and Director	March 25, 2005

/S/ R. ERIC MONTGOMERY R. Eric Montgomery	Director	March 25, 2005

Gerald Poch	Director

/S/ JULIAN FENELEY Julian Feneley	President and Director	March 25, 2005

/S/ BRAD PETERS Brad Peters	Director	March 25, 2005

/S/ HARRY THOMPSON Harry Thompson	Director	March 25, 2005

/S/ PETER SCHECHTER Peter Schechter	Director	March 25, 2005

/S/ TIM PIERCE Tim Pierce	Director	March 25, 2005

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS

BRITESMILE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

BriteSmile, Inc.

We have audited the accompanying consolidated balance sheets of BriteSmile, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of BriteSmile, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Oakland, California

March 25, 2005

BRITESMILE, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 25, 2004	December 27, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,880	$5,884
Trade accounts receivable, net of allowances of $448 and $467, respectively	2,118	3,554
Inventories	1,635	1,746
Prepaid expenses and other	704	569

Total current assets	23,337	11,753

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	12,426	16,523
INVESTMENTS, RESTRICTED AS TO USE	1,329	843
INTANGIBLES, NET OF ACCUMULATED AMORTIZATION	5,469	6,120
OTHER ASSETS	2,514	2,777

TOTAL ASSETS	$45,075	$38,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,182	$7,173
Accrued liabilities	5,394	5,624
Gift certificates and prepaid appointments	1,318	962
Deferred revenue	1,049	597
Accrual for store closures	155	298
Long-term debt – current portion	100	3,039
Convertible debt – current portion	432	—
Capital lease obligation with related party – current portion	1,605	761

Total current liabilities	15,235	18,454

LONG TERM LIABILITIES
Capital lease obligations with related party – less current portion	225	1,130
Accrual for store closure	596	783
Long-term debt – less current portion	5,698	4,164
Convertible debt – less current portion	5,125	—
Financial instruments related to convertible debt	4,602	—
Other long term liabilities	1,012	861

Total long term liabilities	17,258	6,938

Total liabilities	32,493	25,392

SHAREHOLDERS’ EQUITY:
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,345,974 and 9,525,265 shares issued and outstanding as of December 25, 2004 and December 27, 2003, respectively	38	38
Additional paid-in capital	170,601	162,823
Accumulated deficit	(158,057)	(150,237)

Total shareholders’ equity	12,582	12,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,075	$38,016

See accompanying notes to consolidated financial statements.

BRITESMILE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share data)

	2004	2003	2002
REVENUES:
Center whitening fees, net	$17,107	$15,946	$12,738
Associated center whitening fees, net	21,081	21,030	22,460
Product and other revenue	7,781	6,803	4,125

Total revenues, net	45,969	43,779	39,323

OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	17,361	17,092	14,671
Selling, general and administrative expenses	29,218	31,589	34,480
Research and development expenses	484	1,399	923
Depreciation and amortization	6,750	6,589	6,099
Restructuring expense	142	140	304
Impairment charges	—	383	—

Total operating costs and expenses	53,955	57,192	56,477

Loss from operations	(7,986)	(13,413)	(17,154)

Interest expense	(855)	(1,159)	(1,603)
Interest income	76	14	66
Gain on mark-to-market of financial instruments related to convertible debt	1,060	—	—
Other income (expense), net	(20)	—	—

Loss before income tax provision	(7,725)	(14,558)	(18,691)
Income tax provision	95	24	80

Net loss	$(7,820)	$(14,582)	$(18,771)
DEEMED DIVIDEND RELATED TO WARRANTS	—	—	307

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,820)	$(14,582)	$(19,078)

Basic and diluted net loss per share	$(0.76)	$(2.15)	$(3.14)

Weighted average shares – basic and diluted	10,291,714	6,778,111	6,068,530

See accompanying notes to consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2004	2003	2002
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(7,820)	$(14,582)	$(18,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,818	6,757	6,099
Loss on disposal of property and equipment	103	39	76
Amortization of discount on debt	315	155	20
Impairment charges on leasehold improvements	—	383	—
Store closure accrual	(330)	(155)	26
Debt conversion expense, including accrued interest converted to equity	—	—	724
Gain on mark-to-market of financial instruments related to convertible debt	(1,060)	—	—
Expense paid by related party	813	—	—
Costs recognized for issuance of stock and stock options	146	336	1,013
Increase in variable deferred payments to a related party	2,217	2,219	2,150
Changes in assets and liabilities:
Trade accounts receivable	1,436	(1,190)	1,947
Inventories	111	756	38
Prepaid expenses and other	(135)	(380)	234
Restricted investments	(486)	—	—
Other assets	(824)	(653)	113
Accounts payable	(1,991)	2,381	(719)
Accrued liabilities	126	2,263	(582)
Deferred revenue	452	(222)	56
Other long-term liabilities	151	96	(64)

Net cash provided by (used in) operating activities	1,042	(1,797)	(7,640)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Repayment of notes receivable	—	—	391
Purchase of intellectual property	—	(1,827)	—
Purchase of property and equipment	(2,085)	(3,906)	(3,948)

Net cash used in investing activities	(2,085)	(5,733)	(3,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(61)	(696)	(592)
Principal payments on long-term debt	(3,883)	(500)	(500)
Proceeds from issuance of convertible debt and related financial instruments, net	11,211	5,500	3,500
Borrowings from line of credit, net	—	3,336	4,714
Proceeds from sale of common stock, net	6,339	1,651	—
Proceeds from exercise of warrants	—	23	—
Proceeds from exercise of stock options	433	573	440

Net cash provided by financing activities	14,039	9,887	7,562

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,996	2,357	(3,635)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,884	3,527	7,162

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$18,880	$5,884	$3,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$306	$952	$617

Cash paid for income taxes	$95	$—	$80

SUMMARY OF NON CASH INVESTING AND FINANCING ITEMS:
Conversion of debt, including accrued interest to equity	$—	$15,347	$—

Fair value of stock options and warrants issued to consultants	$—	$336	$—

Fair value of financial instruments related to debt financing arrangements	$6,095	$1,704	$158

Purchase of intellectual property through issuance of equity	$—	$3,773	$—

Purchase of intellectual property through issuance of debt	$—	$800	$—

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In Thousands)

	Common Shares	Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance at December 29, 2001	6,039	$36	$137,097	$(116,577)	$20,556
Deemed dividend related to warrants	—	—	307	(307)	—
Exercise of stock options	32	—	440	—	440
Stock option compensation and warrant cost	—	—	1,574	—	1,574
Net loss and comprehensive loss	—	—	—	(18,771)	(18,771)

Balance at December 28, 2002	6,071	36	139,418	(135,655)	3,799
Private sale of common stock, net of fees of $100	190	1	1,650	—	1,651
Conversion of long-term debt to common stock	2,863	1	15,346	—	15,347
Purchase of intellectual property through issuance of common stock	290	—	3,773	—	3,773
Fair value of warrants issued in debt financing arrangements	—	—	1,704	—	1,704
Exercise of stock options	103	—	573	—	573
Exercise of warrants	8	—	23	—	23
Stock option compensation and warrant cost	—	—	336	—	336
Net loss and comprehensive loss	—	—	—	(14,582)	(14,582)

Balance at December 27, 2003	9,525	38	162,823	(150,237)	12,624
Exercise of stock options	88	—	433	—	433
Stock option compensation cost	—	—	34	—	34
Exercise of warrants	—	—	112	—	112
Expenses paid by related party	—	—	813	—	813
Sale of common stock, net of fees of $411	733	—	6,339	—	6,339
Fair value of warrants issued to agent	—	—	47	—	47
Net loss and comprehensive loss	—	—	—	(7,820)	(7,820)

Balance at December 25, 2004	10,346	$38	$170,601	$(158,057)	$12,582

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Liquidity

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

Centers are located in major metropolitan areas nationwide and offer clients a salon-like environment dedicated solely to teeth whitening. Centers are staffed by licensed dentists and trained dental assistants. As of December 25, 2004, the Company has 15 Centers in operation. As an alternative to the Company-run Centers, consumers can visit an Associated Center, where a local dentist administers the BriteSmile procedure in the dentist’s established office. As of December 25, 2004, the Company has entered into contracts with 5,082 Associated Centers, including over 2,900 in the United States, and over 2,100 in more than 70 other countries outside the United States. The Company is not engaged in the practice of dentistry. Each licensed dentist who operates a Center or Associated Center maintains full control over dental matters, including the supervision of dental auxiliaries and the administration of the BriteSmile Light Activated Teeth Whitening (“LATW”) system.

The Company developed its current teeth whitening technology and began distribution of its BriteSmile 2000 LATW keycard system (the “BS2000”) in early 1999. In November 1999 the Company introduced its BriteSmile 3000 LATW keycard system (the “BS3000”) to Associated Centers. The BS3000, a mobile version of the BS2000, can be installed quickly and provides improved flexibility and mobility in dental offices. In May 2001, the Company introduced its more versatile mobile device, the BS3000PB, which is the device currently shipped to Associated Centers. The BS2000, BS3000, and BS3000PB teeth whitening devices utilize a light technology. The unique delivery arm of these devices permits blue light to reach all 16 front teeth simultaneously, whitening the teeth by activating BriteSmile’s wavelength-specific gel during three consecutive twenty-minute sessions.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision-making group, in deciding how to allocate resources and in assessing performance. BriteSmiles’ CEO and President are the chief decision makers. The Company’s business is focused on one industry segment, products and procedures to whiten teeth. All of the Company’s revenues and profits are generated through the sale, licensing, and service of products for this one segment.

Revenue, net from outside the United States of America in 2004 was $6.5 million, 14.1% of total revenue, net, and long-term assets outside the United States of America, net were $4.2 million, 18.4% of total long-term assets, net.

Revenue from outside the United States of America, net in 2003 was $6.1 million, 13.9% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 20.3% of total long-term assets, net.

Revenue from outside the United States of America in 2002 was $5 million, 12.7% of total revenue, and long-term assets outside the United States of America, net were $5.2 million, 25.9% of total long-term assets, net.

Liquidity

To date, the Company has yet to achieve profitability. The Company’s principal sources of liquidity have been proceeds from issuance of common stock and debt and related financial instruments. At December 25, 2004, the Company had $18.9 million in cash and $0.9 million of borrowing capacity under a line of credit.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company obtained $11.2 million, net of issuance costs, through a convertible note offering to institutional investors (see Note 7).

The Company believes that cash on hand along with available borrowing capacity will be sufficient to sustain operations at least through the next year. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs and cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain covenants that restrict our operations.

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The years 2004, 2003 and 2002 included 52 weeks.

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

Cash and Short-Term Investments, Restricted as to Use

At December 25, 2004 and December 27, 2003, the Company had cash of $1,329,000 and $843,000, respectively, used to collateralize letters of credit and is restricted as to use until as late as September 2008.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States of America, the United Kingdom and the Republic of Ireland. The Company’s policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. The Company does not require collateral on these financial instruments.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and international customers and recognizes the income over the estimated performance period.

BriteSmile’s policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center.

In the third quarter of 2004, BriteSmile introduced the BriteSmile Forever program where Center customers can pay an additional fee for the right to receive an unlimited number of touch-up procedures over a two-year period. The revenue associated with this program is deferred and recognized over the two-year period. At December 25, 2004 the deferred revenue balance associated with this program is $418,000.

Revenue is reported net of discounts and allowances. Additionally, Associated Center revenue for 2004, 2003 and 2002 has been reduced by $163,000 due to charges related to warrants issued to Orthodontic Centers of America (“OCA”).

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2004	2003	2002
	(in thousands)
Balance, beginning of period	$467	$506	$615
Additions to allowance	174	201	276
Write-offs, net of recoveries	(193)	(240)	(385)

Balance, end of period	$448	$467	$506

Inventories

Inventories are stated at the lower of average cost or market. Inventories consist primarily of teeth whitening products and components, marketing materials and displays, and replacement component parts for the teeth whitening systems.

Property and Equipment

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value, at the date of inception. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation. Property and Equipment consists of the following at year end 2004 and 2003:

	2004	2003
	(in thousands)
Furniture, fixtures and equipment (useful life of 3 - 7 years)	$9,269	$9,332
Teeth whitening equipment (useful life of 5 years)	18,445	17,876
Leasehold improvements (useful life of 5 - 10 years)	10,955	9,794

	38,669	37,002
Less accumulated depreciation and amortization	(26,243)	(20,479)

Net property and equipment	$12,426	$16,523

The cost of assets under capital lease obligations, for teeth whitening equipment was $3.6 million at December 25, 2004 and December 27, 2003. Accumulated amortization related to assets under capital lease obligations at December 25, 2004 and December 27, 2003 was $2.7 million and $2.0 million, respectively.

The Company recorded amortization expense of $724,000, $724,000, and $717,000, under capital leases for 2004, 2003, and 2002, respectively.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The purchase price consisted of the following:

i. an aggregate $1,827,086 paid in cash ($750,000 paid in May 2003 in connection with an exclusive license to certain intellectual property, $1,000,000 in July 2003 in connection with the acquisition of the intellectual property, and $77,086 in November 2003 pursuant to the asset purchase agreement for intellectual property;

ii. 289,993 shares of common stock of the Company valued at $3,772,914;

iii. $800,000 paid to a third party in $200,000 quarterly installments, through February 2005.

As a result of this transaction, the Company acquired full ownership of a portfolio of over 80 Human Oral Care “HOC” patents and patent applications that are strategic to the Company’s current teeth whitening business, and also offers the opportunity to expand, either directly or through strategic licensing activities, into broader HOC product segments with innovative technologies.

	As of December 25, 2004 (in thousands)
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	December 25, 2004
Intangible assets with finite lives:
Purchased technologies	10 years	6,251	(866)	5,385
Consulting Agreement	5 years	117	(33)	84

Total intangibles		$6,368	$(899)	$5,469

Aggregate amortization expense for 2004			$652
Estimated amortization expense for the years ended:
2005			$652
2006			$652
2007			$652
2008			$642
2009			$628
Thereafter			$2,243

Other Assets

During 1999, the Company granted warrants to OCA in consideration of OCA installing BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after a LATW procedure. The Company provides the Magic Mirror to dentists who sign a five-year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including the Reseller of a

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vendor’s Products)” the cost of the Magic Mirrors provided to customers has been capitalized as deferred contract costs and is being amortized to cost of goods sold over the life of the contract. At December 25, 2004 the net amount capitalized was $785,000.

Other assets at December 25, 2004 and December 27, 2003 consisted of the following:

	December 25, 2004	December 27, 2003
Deferred contract costs, net of $1,003 and $795 accumulated amortization	$1,481	$1,538
Deposits & other	1,033	1,239

Total other assets	$2,514	$2,777

Capital Leases

The Company leases certain equipment from a related party (see notes 5 and 7). Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure. The variable rent payments are recorded as an operating cost.

In August 2004, the Company and Excimer Vision Leasing L.P. (“EVL”) further amended the capital lease agreements to provide that the total rents that were previously deferred would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due would be payable on February 15, 2007.

Advertising

Costs of advertising are expensed the first time the advertising takes place. Advertising costs were $10.3 million, $11.4 million, and $17.1 million for 2004, 2003, and 2002, respectively, and are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

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

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 0.600, 0.926, and 1.09 for 2004, 2003, and 2002, respectively; an average risk-free interest rate of 3.65%, 4.25% and 4.25% for 2004, 2003, and 2002, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 4.66 years.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had compensation cost for the Company’s stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company’s reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003	2002
Loss as reported	$7,820	$14,582	$19,078
Compensation expense recorded under APB25	$(34)	$—	$(265)
Compensation expense computed using fair value method	$1,884	$3,869	$3,562

Pro forma loss	$9,670	$18,451	$22,375

Pro forma basic and diluted loss per share	$(0.94)	$(2.72)	$(3.69)

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in “Research and development expenses” in the accompanying consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling charges of $147,000 billed to customers are recorded in revenue and related expenses of $182,000 are classified in selling, administrative and administrative expenses.

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

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company decided to close its Center in Honolulu. As a result of the decision to close this location in 2003, the Company recorded a non-cash impairment charge of $90,000 related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery, was determined to be $0. This Center was closed in January 2004. Also during 2003 the Company wrote-off $293,000 in abandoned leasehold improvements incurred as a part of the relocation of the Company’s Center in Houston.

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

Debt: Certain of the Company’s debt is from related parties. Management believes the carrying amounts of the Company’s debt approximates their fair value.

Financial Instruments Related to Convertible Debt: The estimated fair value amounts of the Company’s Financial Instruments Related to Convertible Debt have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company’s historical valuation techniques. These derived fair value estimates are significantly affected by the assumptions used. The value of the Financial Instruments Related to Convertible Debt – Warrants is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until the registration becomes effective, at which point it will be accounted for as equity. The value of the Financial Instruments Related to Convertible Debt – AIR is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until expiration, at which point the liability is extinguished. The value of the Financial Instruments Related to Convertible Debt – Conversion Option is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement.

Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. For all periods presented, diluted net loss per share is equal to basic net loss per share. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable are anti-dilutive.

	2004	2003	2002
Net loss	$(7,820)	$(14,582)	$(18,771)
Deemed dividend related to warrants	—	—	307

Net loss attributable to common shareholders	$(7,820)	$(14,582)	$(19,078)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	10,291,714	6,778,111	6,068,530
Basic and diluted net loss per common share	$(0.76)	$(2.15)	$(3.14)

Common equivalent shares of 3.7 million, 1.6 million, and 1.2 million were excluded from this calculation in 2004, 2003, and 2002, respectively, as their effect would be anti-dilutive.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, the fair value of all employee stock option awards will be expensed in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123. The Company will adopt SFAS No. 123R beginning with our fiscal 2005 third quarter, as required, and will adopt the standard using the modified prospective method requiring the company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company has not determined the effect of adopting SFAS 123R.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An Amendment of ARB No. 43, (“SFAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 151.

In December 2004, the FASB issued FASB Statement No 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company has not determined the effect of adopting SFAS 153.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended through December 2003, requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 was adopted in the first quarter of 2004 and did not have an impact on the Company’s financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Accrual for Store Closures

During 2004 and 2003, the Company recorded additional restructuring expense, including revisions to prior period estimates, of $142,000 and $140,000, respectively, related to revised estimates of future lease obligations.

The following table sets forth the restructuring activity during the years ended (in thousands):

	Accrual for Store Closures at Beginning of Year	Restructuring Expense	Cash Paid	Accrual for Store Closures at End of Year
2004 Lease liability	$1,081	$142	$(472)	$751

2003 Lease liability	$1,236	$140	$(295)	$1,081

2002 Lease liability	$1,210	$304	$(278)	$1,236

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 25, 2004	December 27, 2003
Salaries and benefits	$1,005	$1,547
Professional services	852	1,245
Advertising	1,388	1,113
Property taxes	525	411
Other accrued expenses	1,624	1,308

Total	$5,394	$5,624

5. Leases

Effective December 2000, as amended, the Company secured a lease line of $15 million from Excimer Vision Leasing L.P. (“EVL”), a related party, as described in note 10, for the lease of 3,000 BS3000 whitening devices, which are accounted for as capital leases. Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 per month and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices.

Rental expense related to variable rent was $2,217,000, $2,219,000, and $2,150,000, for 2004, 2003 and 2002, respectively.

In March 2002, the Company and EVL amended their capital lease agreement to provide that payment of the variable rent portion of the monthly rental payments due during 2002 would be deferred and paid to EVL in twelve equal monthly installments beginning January 9, 2003, with interest payable on the deferred amount ($2.1 million at December 28, 2002) at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In January 2003, the Company and EVL further amended their capital lease agreement to provide that the variable rent portion of the monthly rental payments due for 2002 and 2003 be deferred until January 1, 2004. Interest payable on the deferred amount, is calculated at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In November 2003 EVL agreed to accept 318,170 shares of restricted common stock of the Company in satisfaction of $4,040,750 of the Company’s obligation to pay variable rent, for the period from January 1, 2002

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through October 31, 2003, which includes all of the deferred amounts discussed above. The price for the shares under this agreement was $12.70 per share, the fair value as of the settlement date.

In December 2003, the Company and EVL amended their capital lease agreement to provide that both the fixed and variable rent portion of the monthly payment during 2004 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Prepayment of these amounts, in full or in part, could be made without penalty.

In August 2004, the Company and EVL further amended the capital lease agreement to provide that both the fixed and variable rent payments due in 2004 deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due would be payable on February 15, 2007. As of December 25, 2004, the unpaid variable rent was $2.5 million and the unpaid fixed rent was $1.8 million. The interest rate at December 25, 2004 on the full balance was 4.9%.

The Company also leases office and retail space under non-cancelable operating leases with initial terms of five to eleven years, including various renewal options and escalation clauses. A kiosk in Atlanta is under a six month lease. Fourteen of the Company’s fifteen Centers are under operating lease agreements expiring February 2006 through August 2012. One facility, in Boca Raton, is leased month-to-month. During 2001, the Company closed three of its less productive Centers. In January 2004 the Company did not renew the lease at its closed Honolulu Center. At present, the Company remains obligated under two leases that expire in 2006 and 2010. The company has sub-leased these two locations. The leases at closed Centers, net of sublease, do not materially impact the Company’s financial statements. Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 25, 2004 (in thousands):

	Capital Leases	Operating Leases
2005	1,800	3,674
2006	231	3,765
2007	—	3,816
2008	—	3,644
2009	—	2,901
Thereafter	—	981

Total minimum lease payments	2,031	$18,781

Amount representing interest	(201)

Present value of net minimum lease payments	1,830
Less current portion	(1,605)

Long-term capital lease obligations	$225

Rent expense was $3.9 million, $3.6 million, and $3.3 million for 2004, 2003 and 2002, respectively.

6. Income Taxes

Income tax expense consisted of (in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	95	24	80

Total current	$95	$24	$80

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no provision for federal income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 25, 2004	December 27, 2003
Deferred Tax Assets:
Current:
Reserves and accruals	$1,596	$1,940
Other, net	—	853

Current deferred tax asset	1,596	2,793

Long-term:
Net operating loss carryforwards	54,534	50,861
Property and equipment	941	941
Other	(51)	452

Long-term deferred income tax assets	55,424	52,254

Total deferred tax assets	57,020	55,047
Valuation allowance	(57,020)	(55,047)

Net deferred tax assets	$0	$0

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

	2004	2003	2002
Provision at statutory tax rate	-34.0%	-34.0%	-34.0%
State income tax benefits, net of Federal benefit	0.8%	0.1%	-3.9%
Non-deductible items	.2%	0.2%	0.2%
Tax on foreign earnings at less than U.S. Rates	-1.8%	-1.8%	-2.2%
Valuation allowance	36.0%	35.7%	40.1%

Total	1.2%	0.2%	0.2%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.0 million during 2004 and $5.2 million during 2003.

As of December 25, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $140.4 million which expire in the years 2009 through 2024 and federal research and development tax credits of approximately $373,000 which expire in the years 2005 through 2019. As of December 25, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $112.7 million which expire in the years 2005 through 2014.

Additionally, the Company has approximately $60,000 of net operating losses from the Republic of Ireland that may be carried forward indefinitely.

A portion of the federal and state losses is attributable to the professional corporations formed to comply with the corporate practice of medicine statutes in the jurisdictions where the company has operations. These professional corporations are not consolidated for income tax purposes.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

7. Financing Arrangements

Following is a summary of the Company’s outstanding debt financing arrangements (in thousands):

	December 25, 2004	December 27, 2003
Bridge loan payable to LCO	$—	$2,000
Preferred Stock – BDI	1,000	1,000
Note payable – Intellectual property	—	800
Note Payable to LCO, (net of discount of $1,299 and $1,560 respectively)	701	440
Note Payable to EVL	—	1,083
CAP America Trust Center Loan	1,551	1,551
EVL variable rent (See note 5)	2,546	329
Convertible debt, net of discount of $6,875	5,125	—
Financial instrument related to convertible debt – warrants	1,201	—
Financial instrument related to convertible debt – AIR	432	—
Financial instrument related to convertible debt – conversion option	3,401	—

Total outstanding debt	15,957	7,203
Less current portion	(532)	(3,039)

Long-term debt	$15,425	$4,164

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the approximate annual maturities of debt (in thousands):

2005	$100
2006	3,833
2007	5,946
2008	6,500
2009	1,718
Thereafter	1,000

Total	$19,097
Less future amortization of discounts and mark-to-market of Financial instruments related to convertible debt	(3,140)

Total debt, net of discounts	$15,957

Bridge loan Payable to LCO

In November 2003, the Company borrowed $2.0 million from LCO Investments Limited (“LCO”), a related party as described in Note 10, for general working capital purposes. This note was repaid in January 2004, including interest at LIBOR plus 250 basis points, 4.0% at December 27, 2003.

Preferred Stock – BDI

In August 2003, BDI issued $1.0 million of preferred stock to LCO. Dividends are computed at the 1-year LIBOR rate plus 2% and adjust annually on the anniversary date. The dividend rate was reset in August 2004 from 3.39% to 4.24%. Dividends are payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a long-term liability.

Note payable – Intellectual property

As described in Note 2, in July 2003 BDI acquired intellectual property from a related party for a purchase price of $6.4 million of which $800,000 was payable in quarterly installments over one year. This note was non-interest bearing, and was paid in full in 2004.

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans is accrued monthly at a rate of 1-year LIBOR plus 200 basis points. The rate is reset every thirty days. The notes included detachable warrants to purchase 333,335 shares of common stock at $6.00 per share. The fair value of these warrants, $1,704,000, is recorded as debt discount and being amortized to interest expense, using the effective interest method. The carrying value at December 25, 2004 was $701,000 net of $1,299,000 unamortized discount. This note is due in two payments of $1 million each on May 9, 2008 and July 23, 2008.

Note Payable to EVL

In March 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan had a maturity date of May 10, 2006. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company’s Centers. For 2004, 2003 and 2002 variable payments totaled $568,000, $718,000 and $717,000, respectively, of which $68,000, $218,000 and $217,000, respectively was allocated to interest. This note was repaid in August 2004.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAP America Trust Center Loan

In May, 2003 the Company and CAP America Trust, a related party, entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may borrow until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company has drawn down $1.6 million under this loan as of December 25, 2004 at 6%, and had $900,000 available for working capital needs and revenue generating initiatives. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Variable payments are $25 for each LATW procedure performed at the Company’s Centers, with the first $500,000 applied to principal and the remaining payments applied to interest during each calendar year. Variable payments begin on May 11, 2006.

Convertible Debt

In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt—Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt— Warrants”). The investors also have an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt—AIR”). The Financial Instruments Related to Convertible Debt—Conversion Option, the Financial Instruments Related to Convertible Debt— Warrants and the Financial Instruments Related to Convertible Debt—AIR together are the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated the net proceeds from the sale of the Convertible Debt between the Convertible Debt, the Financial Instruments Related to Convertible Debt – Warrants, and the Financial Instruments Related to Convertible Debt – AIR based on their relative fair values. The Company employed the Black-Scholes model to value the embedded conversion option of the Convertible Debt. The relative fair values of the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR, and the fair value of the embedded conversion option resulted in the recording of a discount on the Convertible Debt. The table below details the accounting treatment of the Convertible Debt.

Proceeds of the convertible debt	$12,000
Issuance costs incurred	836

Net proceeds of the convertible debt	$11,164

Allocation of convertible debt proceeds:
Allocated relative fair value of financial instrument related to convertible debt – warrants	$1,429
Allocated relative fair value of financial instrument related to convertible debt – AIRs	654
Fair value of financial instrument related to convertible debt – conversion option	4,011
Fair value of convertible debt, net of discount	5,070

Total net proceeds of the convertible debt	$11,164

Balance sheet presentation of convertible debt at December 25, 2004:
Net carrying value of convertible debt and financial instruments related to convertible debt prior to amortization and mark-to-market adjustment	$11,164
Less: mark-to-market adjustment	(1,060)
Amortization of discount	55

Net carrying value of convertible debt at December 25, 2004	$10,159

Net carrying value of convertible debt at December 25, 2004 – current	$432

Net carrying value of convertible debt at December 25, 2004 – non current	$9,727

In accordance with SFAS No. 14, The Company has accounted for the Financial Instruments Related to Convertible Debt – Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Warrants was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 4.42 years. The value of the Financial Instruments Related to Convertible Debt – Warrants has been recorded as a long-term liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt – Warrants on the effective date of the transaction was $1,429. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $228 reduction in fair value. The only change to the assumptions and estimates used in the model was the update of the expected life to 4.38 years.

In accordance with SFAS No. 14, The Company has accounted for the Financial Instruments Related to Convertible Debt – Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instruments Related to Convertible Debt – Additional Investment Rights has been recorded as a current liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights on the effective date of the transaction was $654. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $222 reduction in fair value. The only change to the assumptions and estimates used in the model was the update of the expected life to 0.71 years.

In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option has been recorded as a current liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt – Conversion Option on the effective date of the transaction was $4,011. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $611 reduction in fair value. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of 0.04 years.

The total mark to market adjustments resulted in a gain of $1,060 for the re-measurement period ended December 25, 2004.

The discount on the Convertible Debt will be amortized to interest expense over the 53-month period to the maturity of the Convertible Debt using the effective yield method. The Convertible Debt accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest is payable quarterly in arrears. The first interest payment date will be March 31, 2005.

CAP Advisers Line of Credit

In December 2001, BriteSmile International, a subsidiary of the Company, entered into Credit and Security Agreements (the “Credit Agreements”) with CAP Advisers Limited (“CAP Advisers”), a related party as described Note 10, which provided for a $6.5 million line of credit. During 2003, CAP Advisers assigned their interest in the outstanding balance to LCO. In November 2003, LCO agreed to accept 511,813 shares of restricted Common stock of the Company in full satisfaction of the outstanding loan balance of $6.5 million. The conversion price for the shares was $12.70 per share.

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

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Shareholder’s Equity

During 2003, the Company issued 2.9 million shares of common stock in settlement of $19.3 million of debt.

In January 2004, the Company completed a private offering of 923,943 shares of unregistered common stock for total proceeds of approximately $8.5 million. The Company received proceeds of $1.7 million in 2003 and the balance of $6.8 million was received in January 2004. The Company filed a registration statement covering the shares that was declared effective by the Securities and Exchange Commission on February 17, 2004.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,500,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.

Acceleration of Employee Stock Options

In March 2002, options to purchase 6,668 shares of common stock were accelerated for two employees. As a result, the Company recognized, in selling, general and administrative expense, a non-cash expense of $265,000.

In August 2004, the window to exercise options for a terminated employee was extended and, as a result, BriteSmile incurred a non-cash charge of $34,000 to record the expense impact due to re-measurement.

A summary of the Company’s stock option activity and related information for the 52 weeks ended December 25, 2004, December 27, 2003 and December 28, 2002, is as follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	1,129,375	$23.20	794,173	$30.36	1,014,420	$31.32
Granted	288,547	9.18	756,898	7.85	314,281	25.15
Exercised	(88,002)	5.16	(102,603)	5.42	(33,333)	11.80
Forfeited/expired	(189,062)	11.76	(319,093)	18.63	(501,195)	38.42

Outstanding at end of year	1,140,858	16.05	1,129,375	23.20	794,173	30.36

Exercisable at end of year	961,576		835,834		215,215

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during 2004, 2003 and 2002 using a Black-Scholes option pricing valuation model was $5.19, $4.94 and $23.16, respectively.

A summary of the status of options outstanding at December 25, 2004 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$1.98 – 3.20	31,750	9.01	2.44	21,760	2.08
4.31 – 5.10	264,109	6.60	4.31	255,143	4.31
6.00 – 11.98	394,474	9.59	9.92	248,072	10.23
12.48 – 23.25	263,318	8.21	15.69	256,570	15.78
24.78 – 30.00	75,631	9.98	27.91	70,211	28.02
33.30 – 42.75	29,509	6.99	34.90	29,089	34.99
48.38 – 82.50	82,067	9.55	59.60	80,731	58.40

Total	1,140,858			961,576

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 25, 2004
Employee stock options outstanding	858,594
Non-employee stock options outstanding	282,264
Stock options, available for grant under 1997 plan	145,120
Warrants outstanding	1,189,967

Stock/Options Granted Outside 1997 Plan

Options for 106,672 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan and remain outstanding and unexercised as of the December 25, 2004. The weighted average exercise price of such outstanding options or warrants is $ 29.85 per share.

Subsequent to December 25, 2004, 240,000 shares of restricted stock were granted to the new Chief Executive Officer upon his hire date of January 9, 2005. The value of $1.5 million will be expensed over two years. The Chief Executive Officer was also granted an option for the purchase of 600,000 shares of common stock at $6.30 per share.

In 2003, the Company issued options to purchase 41,663 shares of the Company’s common stock to Dr. Warner as compensation for consulting services to the Company, and recorded a non-cash charge of $336,000 related to these options. In 2004, the Company recorded a non-cash charge of $112,000 related to these options.

Warrants

As of December 25, 2004, the Company had 1,189,967 warrants for common stock outstanding. The exercise price of the warrants ranges from $2.40 to $31.50 per share. The warrants expire on various dates from June 2005 to December 2007.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation.

In April 2004, the Company filed a motion for leave to amend its complaint, which requested, among other things, dropping the Company’s claims under its U.S. Patent Nos. 6,448,914 and 6,361,320. That motion was granted, and the Company has filed its Third Amended Complaint.

In April 2004, Nathoo filed an answer and counterclaim to the Company’s complaint, as well as a third party complaint against Robert Eric Montgomery (“Montgomery”), who is a director of the Company, and several of Montgomery’s companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy. In August 2004, Nathoo filed an amended answer and counterclaims to the Company’s complaint. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company’s patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, and the following Company employees or directors: John Reed, John Warner and Anthony Pilaro;

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; constructive trust for the patents he claims have incorrect inventorship; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company, Montgomery and his companies, Reed, Warner and Pilaro. In October 2004, Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

The depositions of several key witnesses were taken from August through December 2003. The parties are currently awaiting a ruling from the Court on the scope of the Company’s patents. A hearing on that issue was conducted in July 2004. The schedule for the case has been vacated until the Court rules on the scope of the patents. Further written discovery, document production, and depositions have continued and will continue.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in the Third Judicial District Court in Salt Lake City, Utah. The Complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

Discovery is proceeding; both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken and are continuing. While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

Kalow & Springut v. BriteSmile et. al., filed in Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut (“KS”) filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and A.M. Pilaro, the Company’s non-executive

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chairman. KS sought to recover alleged unpaid legal fees and expenses in the amount of $768,000; an accrual for this amount was recorded at the time. Plaintiff also alleged that it was fraudulently induced to incur the legal fees and expenses and seeks to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

In 2004, the previously accrued amount of $768,000 was reduced to $650,000 which was paid to Kalow & Springut in February 2005 in full and final settlement.

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

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses included anticipatory breach, unclean hands, equitable estoppel, lack of justiciable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further alleged that P&G actively induced infringement of the patent in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. Expert discovery and depositions will not commence until after the April 2005 Markman hearing. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G. Management believes that the likelihood of material damages to the Company is remote.

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

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Related Party Transactions

Expenses Paid by Related Party

During the third quarter of 2004, the Company recorded $746,000 of expense that was paid for by a principal stockholder/related party. The principal stockholder/related party engaged a consulting firm to conduct a study related to the Company. The cost of the study was paid for by the principal stockholder/related party, and was recorded by the Company as an expense and an increase to Additional Paid-in Capital.

Beginning in May 2004, a housing allowance was paid monthly to an employee of the Company by a principal stockholder/related party. The sum of these payments, $67,000, was recorded by the Company as an expense and an increase to Additional Paid-in Capital.

November 2002 Sale of Convertible Notes

Please refer to details in Note 7 Financing Arrangements.

Bridge Loan Payable to a Related Party

In November 2003, the Company borrowed $2.0 million from LCO for general working capital purposes. LCO is the Company’s principal shareholder. This note was repaid on January 5, 2004 using proceeds from the Private Placement that closed in January 2004. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers.

LCO Properties Sublease

On December 1, 1999 the Company, as sublessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as sublessor. LCO Properties, Inc. is affiliated with the Company’s principal shareholder, LCO. The sublease covers approximately 4,821 square feet of space located in New York City for a Center. The sublease term is for ten years and calls for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the primary lease for the property between LCO Properties, Inc., and its lessor.

Financing Arrangements for the APA

In July 2003, BriteSmile Development, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with R. Eric Montgomery (“Montgomery”) and certain entities owned and controlled by him (collectively, “REM”). Montgomery is a member of the board of directors of the Company. Under the terms of the APA, the Company strengthened its intellectual property portfolio through the acquisition of additional and complementary human oral care patents and patent applications that included intellectual property specifically relating to the Company’s whitening gel formulas.

To finance a portion of the APA transaction, BDI borrowed $1,000,000 from LCO in May 2003 under the terms of a promissory note due on May 9, 2008. BDI borrowed an additional $1,000,000 from LCO on similar terms in July 2003, upon closing of the APA. In connection with the loans to BDI, LCO received warrants to purchase 333,335 shares of common stock of the Company. LCO is the Company’s principal shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates (“CLS”), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS provided public relations advice and served as communications counselors to the Company for consideration of $18,000 per month, plus expenses. The agreement was cancelled in February 2005. Peter Schechter, a director of the Company, is one of three managing partners of CLS.

Consulting Agreement with Oraceutical

In November 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC. Montgomery, a director of the Company, is the founding Manager and President of Oraceutical, LLC. Effective July, 2003, and pursuant to the APA described above under “Acquisition of Certain Human Oral Care Intellectual Property,” the foregoing Consulting Agreement was terminated and replaced by a new Consulting Agreement between BDI and Oraceutical Innovative Properties (the “BDI Consulting Agreement”).

The BDI consulting agreement provides for a five-year term at a rate of $180,000 per year. Under the BDI consulting agreement, Montgomery agreed to consult exclusively for BDI and the Company in the HOC field. BDI will own all new HOC intellectual property arising from work under the BDI consulting agreement.

Fulfillment Services Agreement with Oraceutical

In 2004, BriteSmile entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Montgomery, the Chairman & CEO of Oraceutical, LLC is a member of BriteSmile’s Board of Directors. There was no financial impact in 2004.

EVL Capital Lease Agreement

On December 29, 2000, as amended through August 2004, the Company had available a lease line of credit of up to $15 million from EVL. Anthony Pilaro, the Company’s Chairman, serves as Chairman of EVL. An affiliate of LCO, the Company’s largest shareholder, owns 70% of EVL.

EVL Loan Agreement

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. This loan was repaid in full in August 2004. See Note Payable to EVL, in Note 8.

CAP Advisers Line of Credit

In December 2001, BriteSmile International entered into Credit and Security Agreements with CAP Advisers, which provided for a $6.5 million line of credit. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers. The ERSE Trust owns 100% of LCO, the Company’s major shareholder. During 2003, CAP Advisers assigned their interest in the outstanding balance to LCO.

In November 2003, LCO agreed to accept 511,813 shares of restricted Common stock of the Company in full satisfaction of the outstanding loan balance of $6,500,000. The conversion price for the shares was $12.70 per share.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company began drawing on the line May 7, 2003 and may do so until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company drew down $1.6 million under this loan as of December 25, 2004.

Preferred Stock

In August 2003, BDI sold $1.0 million of preferred stock to LCO. Interest is computed at the 1-year LIBOR rate plus 2% and adjusts annually on the anniversary date. Interest is payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a long-term liability.

11. Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan. The Company pays the administrative fees of the plan which amounted to $5,000 in 2004.

12. Unaudited Quarterly Financial Data

2004	March 27, 2004	June 26, 2004	September 25, 2004	December 25, 2004 (a)
Revenue	$11,770	$12,731	$11,876	$9,592
Total operating costs and expenses	12,793	13,302	14,138	13,722
Loss from operations	(1,023)	(571)	(2,262)	(4,130)
Net loss	$(1,242)	$(729)	$(2,508)	$(3,341)
Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.24)	$(0.32)

2003	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
Revenue	$8,976	$10,978	$11,437	$12,388
Total operating costs and expenses	11,365	13,216	15,883	16,728
Loss from operations	(2,389)	(2,238)	(4,446)	(4,340)
Net loss	$(2,502)	$(2,469)	$(4,777)	$(4,834)
Basic and diluted net loss per share	$(0.41)	$(0.40)	$(0.70)	$(0.71)

(a)	The 2004 fourth quarter includes a non-cash gain of $1.1 million or $0.10 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December.