Form 10-K/A
period 2004-12-25
BRITESMILE INC
filed 2005-04-25
CIK 866734

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 25, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

                         Commission file number: 1-11064

------------------------------------------------------------------------------

                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

          Utah                                         87-0410364
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

              490 North Wiget Lane, Walnut Creek, California, 94598
               (Address of principal executive offices, Zip Code)

                                 (925) 941-6260
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001 Per Share

------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The aggregate market value of common stock held by non-affiliates of the registrant as of June 26, 2004 was approximately $23,409,614.

         The number of shares outstanding of the registrant's common stock as of April 15, 2005 was 10,607,279.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.
================================================================================

         This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K for the Company's fiscal year ended December 25, 2004, and to file the attached exhibits pursuant to Part IV of Form 10-K for the Company's fiscal year ended December 25, 2005.
================================================================================


================================================================================

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

Name                                Age    Position with the Company
----                                ---    -------------------------
Anthony M. Pilaro................   69     Chairman of the Board of Directors
Gregg Coccari....................   52     Chief Executive Officer and Director
Gerald Poch......................   58     Director
R. Eric Montgomery...............   50     Director
Bradford Peters..................   37     Director
Harry Thompson...................   75     Director
Peter Schechter..................   45     Director
L. Tim Pierce....................   53     Director
Dr. Julian Feneley...............   40     Director
Paul Dawson......................   50     Chief Executive Officer of BriteSmile International Limited
Ken Czaja........................   55     Executive Vice President, Chief Financial Officer and Secretary
Stephen Miller...................   57     Executive Vice-President, Development and Real Estate
Robert Sieban....................   36     Executive Vice-President, BriteSmile Whitening Centers
Nhat Ngo.........................   32     Executive Vice President, Business Development and General Counsel

Anthony M. Pilaro

     Mr. Pilaro has served as a director and Chairman of the Board of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited, which maintains offices in Dublin, Ireland. He is also founder and Chairman of Excimer Vision Leasing L.P., a partnership primarily engaged in the business of leasing Excimer laser systems. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of Duty Free Shoppers Group Limited, the world's leading specialty retailer catering to international travelers, and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia and the University of Virginia Law School, Mr. Pilaro practiced law in New York City through 1964.

Gregg Coccari

     Mr. Coccari has served as Chief Executive Officer and director of the Company since January 2005. Previously, Mr. Coccari was President and CEO of Teleflora, one of the world's largest floral wire services with operations throughout North America. Prior to Teleflora, Mr. Coccari was a Senior Managing Director at Franklin Mint, Eagle's Eye and Johnson & Johnson. Mr. Coccari received a B.S. from Colgate University and an M.B.A. from Wharton School of the University of Pennsylvania.

Gerald Poch

     Gerald A Poch is a Managing Director and co-head of Pequot Capital Management, Inc.'s venture and private equity funds. Mr. Poch joined Lawrence D. Lenihan, Jr. in 1998 as one of the leaders of the venture capital team responsible for the growth and strategic direction of the group. Mr. Poch brought more than 20 years of operating and transaction experience in the technology industry to Pequot. Previously, Mr. Poch was the chairman, president and CEO of GE Capital Information Technology Solutions, a technology solutions provider ("ITS"). Prior to that, Mr. Poch was a founder, co-chairman and co-president of AmeriData Technologies, Inc. (NYSE: ASA), a value added reseller and systems integrator of hardware and software systems, until its acquisition by GE Capital in 1996. Mr. Poch received his B.S. from the University of

Connecticut Honors College and graduated cum laude with a J.D. from Boston University Law School.

     Mr. Poch currently sits on the Board of Directors of the following public companies in addition to the Company: Andrew Corporation, (NASDAQ:ANDW), Analex Corporation (AMEX: NLX), MTM Technologies, Inc. (NASDAQ: MTMC) and NETGEAR, Inc. (NASDAQ: NTGR) as well as the following private companies: GCT Semiconductor, Inc., iBiquity Digital Corporation, Mantaro Networks, Inc., Navic Systems, Inc., New River, Inc., RSoft Design Group, Inc., WatchMark Corporation and Tectura Corporation. He also is a member of the Compensation Committee at iBiquity Digital Corporation, the Executive and Compensation Committees at New River, Inc., the Audit Committee at WatchMark Corporation, the Audit and Corporate Governance & Nominating Committees at Andrew Corporation, the Compensation and Nominating Committee at NETGEAR, Inc. and the Governance Committee of Analex.

R. Eric Montgomery

     Mr. Montgomery has served as a director of the Company since May 1998. He is a consultant, researcher, and entrepreneur in the oral care and cosmetic products industries, and has been granted over 65 US and foreign patents since 1981. Prior to his appointment to the Company's Board of Directors, from November 1997 until May 1998, Mr. Montgomery served as an independent consultant to the Company through Applied Dental Sciences, Inc. Mr. Montgomery is also the Founding Manager and President of Oraceutical LLC, an organization that develops products and technologies for dentistry and consumer oral care. Oraceutical is currently engaged by the Company as an independent contractor to provide technology development services. Mr. Montgomery's companies have provided consulting services to and developed products for oral care and pharmaceutical companies, and now also provide order fulfillment outsourcing services for BriteSmile.

Bradford Peters

     Mr. Peters has served as a director of the Company since December 1999. He is the President of Blackfin Capital, a privately held investment company based in New York. Prior to founding Blackfin Capital, from July 1993 to June 1998, Mr. Peters was with Morgan Stanley Private Wealth Management Group. Mr. Peters received an M.B.A. from Duke University.

Harry Thompson

     Mr. Thompson has served as a director of the Company since December 1999. He is currently the President of The Strategy Group and formerly Chairman and Managing Director of Swiss Army Brands, Inc., where he has worked since 1989. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world's leading advertising groups. Mr. Thompson also has served as either manager or chairman of several telecommunication companies of The Galesi Group. Mr. Thompson received an M.B.A. from Harvard Business School.

Peter Schechter

     Mr. Schechter has served as a director of the Company since July 1999. Mr. Schechter is a founding partner of Chlopak, Leonard, Schechter and Associates, an international communications consulting firm, specializing in the management of crisis communications, corporate reputation programs, political campaigns and country image initiatives. Mr. Schechter has extensive experience in public policy management. A graduate of the School of Advanced International Studies at Johns Hopkins University, Mr. Schechter has lived in Europe and Latin America. He is fluent in six languages.

L. Tim Pierce

     Mr. Pierce, a certified public accountant, has served as a director of the Company since February 2003. Mr. Pierce is currently serving as an Executive Vice President and the Chief Financial Officer and Corporate Secretary of SBI Services, Inc. in Salt Lake City, Utah. He joined SBI and Company (the former parent of SBI Services, Inc.) in April 1998. SBI and Company was sold in July 2004. Mr. Pierce worked for Mrs. Fields' Original Cookies, Inc. from 1988 through 1998, where he served most recently as Mrs. Fields' Senior Vice President, Chief Financial Officer, and Corporate Secretary. For twelve years from 1976 to 1988, Mr. Pierce served as an auditor with Price Waterhouse and Deloitte & Touche. Mr. Pierce is currently a director of E&O Holdings, Inc. Mr. Pierce is a member of the American Institute of Certified Public Accountants, and the Utah Association of Certified Public Accountants. Mr. Pierce is considered by the Company to be an audit committee financial expert. Mr. Pierce received his B.S. from Brigham Young University.

Dr. Julian Feneley

     Dr. Feneley has served as a director of the Company since December 2003. Dr. Feneley began working with BriteSmile in January 2002, focusing on strategic and development initiatives, was appointed Chairman of BriteSmile Development, Inc. in May 2003, and President of BriteSmile, Inc. in February 2004. Previously, Dr Feneley co-founded narrowbridge, an e-customer acquisition technology company, and Bioscience Managers, a biotechnology venture capital and corporate finance boutique. Prior to 2000, Dr. Feneley headed the European healthcare investment banking franchise of J P Morgan during its period as the globally ranked #1 investment bank in this industry sector. Dr. Feneley originated and executed transactions with an aggregate volume in excess of $200 billion, including the then largest merger in corporate history. Prior to joining J P Morgan in 1990, Dr. Feneley qualified and worked as a medical doctor at the renowned Guy's Hospital in London, England.

Paul Dawson

     Mr. Dawson, prior to joining the Company's subsidiary, BriteSmile International as its Chief Executive Officer in April 1999, was Chief Executive Officer of Camus International, a global marketer of luxury goods. During his nine-year tenure with Camus, he spearheaded an aggressive worldwide market expansion program of the company's premium cognac market. Prior to Camus, Mr. Dawson held the position of Engagement Manager at McKinsey & Company, an international consulting firm. While at McKinsey, he advised a broad range of multinational consumer companies on international expansion strategies. Mr. Dawson has lived and worked in the United States, Europe, Asia and the Middle East. He holds Masters degrees from Cambridge University and University of California at Berkeley, and an MBA from Stanford University.

Ken Czaja

     Mr. Czaja was appointed Chief Financial Officer and Secretary of BriteSmile in May 2004. He brings to the Company a wealth of finance management experience spanning small and large public global technology companies. Prior to joining the Company, Mr. Czaja was CFO of PerkinElmer's OptoElectronics Group. Before PerkinElmer, he was CFO of BrightStar, a small publicly traded services firm specializing in Information Technology solutions. Prior to BrightStar, Mr. Czaja was CFO of IntelliCorp, a publicly traded software firm, and before that, Vice President of Finance for Wyse Technology, a mid-size computer terminal and monitor company. He began his career progressing through numerous financial management positions at Xerox Corporation. Mr. Czaja received a B.S. degree in physics from Columbia University and a Masters degree in industrial management from Georgia Institute of Technology.

Stephen Miller

     Prior to his appointment as Executive Vice President of Development and Real Estate in 2004, Stephen Miller was Executive Vice President, Manufacturing and Distribution of the Company since October 2000. Prior to joining BriteSmile in May 1999 as its Executive Vice President, Real Estate and Construction, Mr. Miller was for 11 years Vice President of Facility Development for DFS. While at DFS, Mr. Miller was responsible for the development of the flagship retail gallerias, high-end boutiques, duty free stores and entertainment complexes in the U.S., Oceania and the Pacific. Prior to DFS, Mr. Miller was Senior Vice President of Commercial and Industrial Development for Castle and Cooke, Inc. where for 17 years he was responsible for commercial, industrial and retail development for Hawaii's second largest private landowner.

Robert Sieban

     Effective June 1, 2003, Robert Sieban joined BriteSmile as Executive Vice President, BriteSmile Whitening Centers. A veteran of the retail industry, Mr. Sieban is responsible for BriteSmile's Center Division. Mr. Sieban is also responsible for retail sales of BriteSmile's expanding proprietary oral care products. Mr. Sieban comes to BriteSmile with over 10 years retail experience including his most recent position as Senior Vice President of Retail Stores for Illuminations and positions at Pier 1 Imports and Sunglass Hut International.

Nhat H. Ngo

     In November 2004, Nhat Ngo was appointed Executive Vice President, Business Development & Planning and General Counsel. Mr. Ngo was named the Chief Operating Officer of BriteSmile Development, Inc., the Company's subsidiary, in April 2003 to oversee BriteSmile Development's research and development efforts and to manage its intellectual property portfolio. Prior to joining the Company in June 1999 as Director of Sales, Mr. Ngo practiced law at Shaw Pittman in Washington DC. Mr. Ngo served as Vice President, National Sales Director for the Company from 2000 to 2003, having executed an aggressive sales campaign to expand the dental distribution channel, and was promoted to Vice President of Business Development & Planning in March 2003. He graduated with a B.S. degree in business from the University of Virginia McIntire School of Commerce and J.D. degree from the University of Virginia School of Law.

     There is no family relationship between any executive officer or director of the Company and any other executive officer or director.

Audit Committee; Audit Committee Financial Expert

     The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. The Company's Board of Directors has determined that Tim Pierce is an audit committee financial expert in accordance with Section 10A of the Exchange Act of 1934, as amended.

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

     Based solely upon the Company's review of the copies of such forms furnished to it during the year ended December 25, 2004, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows:

     1. Form 4 report of Eric Montgomery filed January 20, 2004 to report a transaction dated December 29, 2003.

     2. Form 3 report of Julian Feneley filed March 16, 2004 to report Dr. Feneley's becoming a reporting person on December 17, 2003.

     3. Form 4 report of Julian Feneley filed March 17, 2004 to report a transaction dated April 20, 2003.

     4. Form 4 report of Eric Montgomery filed September 13, 2004 to report a transaction dated September 9, 2003.

     5. Form 3 report of Robert Sieban filed October 5, 2004 to report Mr. Sieban's becoming a reporting person on June 3, 2003.

     6. Form 4 report of Robert Sieban filed October 5, 2004 to report a transaction dated September 2, 2003.

     7. Form 4 report of Paul Dawson filed February 7, 2005 to report a transaction dated December 14, 2004.

     8. Form 4 report of Julian Feneley filed February 8, 2005 to report a transaction dated December 14, 2004.

     9. Form 4 reports of Ian Ellis filed June 14, 2004, July 23, 2004, December 22, 2004 and December 28, 2004 to report transactions dated June 9, 2004, July 20, 2004, December 17, 2004 and December 22, 2004,
          respectively.

     Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 25, 2004, that has not been filed with the Securities and Exchange Commission.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to directors, officers and employees. The full text of the Company's Code of Ethics has been filed as Exhibit 14 to the Company's Annual Report on Form 10-K for its fiscal year ended December 27, 2003, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2002, 2003 and 2004 to each person who served as the Company's Chief Executive Officer during 2004, and to the Company's four most highly compensated executive officers during 2004 in addition to the Chief Executive Officers.

                                                                                      Long-Term
                                                          Annual Compensation        Compensation
                                                     ------------------------------ ---------------
Name and Principal Position               Period        Salary           Bonus        Securities        Other
                                                                                      Underlying
                                                                                       Options
---------------------------------------------------- --------------  -------------- --------------- ---------------
John L. Reed (1).......................      2004    $     91,887          -           35,000             -
Chief Executive Officer                      2003         239,636          -           41,667             -
                                             2002         225,000          -              -               -
Bruce Fleming (2)......................      2004    $    397,479    $   75,000           -               -
Chief Executive Officer                      2003         350,000       233,333        166,667            -
                                             2002         175,000          -              -               -
Anthony Pilaro (3).....................      2004            -             -              -               -
Chief Executive Officer                      2003            -             -              -               -
                                             2002            -             -              -               -
Julian Feneley (4).....................      2004    $    216,923          -           18,500       $ 67,200 (5)
President                                    2003            -             -              -               -
                                             2002            -             -              -               -
Paul Dawson............................      2004    $    265,596    $   54,870        15,000             -
CEO, BriteSmile International Ltd.           2003         210,000        44,370        55,002             -
                                             2002         191,667          -              -               -

Robert Sieban (6)......................      2004    $    207,692    $   37,500         6,000             -
Executive Vice President                     2003         107,692          -           31,250             -
   BriteSmile Centers                        2002            -             -              -               -
Stephen Miller.........................      2004    $    174,115         -             5,000             -
Executive Vice President                     2003         150,000         -             9,167             -
   Development and Real Estate               2002         150,000         -               -               -

     (1) Mr. Reed served as Chief Executive Officer of the Company from June 1999 until April 2004.

     (2) Mr. Fleming served as Chief Executive Officer of the Company from April 2004 until August 2004.

     (3) Mr. Pilaro served as Acting Chief Executive from August 2004 until January 2005 without compensation.

     (4)  Dr. Feneley joined the Company in February 2004.

     (5)  Represents a housing allowance paid to Dr. Feneley by a related party.

     (6)  Mr. Sieban joined the Company in June 2003.

                            OPTION/SAR GRANTS IN 2004

     The following table lists individual grants of stock options made during the Company's last completed year as compensation for services rendered as an officer of the Company:

                                                Individual Grants
                           -------------------------------------------------------------
           Name                Number of       % of Total    Exercise or   Expiration    Potential Realizable Value at
                              Securities      Options/SARs
                              Underlying       Granted to                                Assumed Annual Rates of Stock
                             Options/SARs     Employees in   Base Price                  Price Appreciation for Option
                                Granted         FY 2004       ($/Share)       Date                 Term (5)
------------------------------------------------------------------------------------------------------------------------
                                                                                              5%              10%
------------------------------------------------------------------------------------------------------------------------
John L. Reed..............    35,000 (1)        15.7%          $12.30         3/31/2007    $67,857.56      $142,495.50
Julian Feneley............     3,500 (2)         1.6%           12.75         3/17/2014     28,064.42        71,120.76
                              15,000 (3)         6.7%            6.53        12/14/2014     61,600.23       156,107.07
Paul Dawson...............    15,000 (3)         6.7%            6.53        12/14/2014     61,600.23       156,107.07
Robert Sieban.............     6,000 (1)         2.7%            9.72          9/2/2014     36,677.13        92,947.06
Stephen Miller............     5,000 (4)         2.3%            8.40         11/2/2014     26,413.57        66,937.18

     (1)  The option was fully exercisable on the grant date.

     (2)  The option became fully exercisable on September 17, 2004.

     (3) The option becomes exercisable in five substantially equal annual installments beginning on December 14, 2004.

     (4) The option becomes exercisable in five substantially equal annual installments beginning on November 2, 2004.

     (5) The assigned rates of growth were selected by the SEC for illustrative purposes only and are not intended to predict or forecast further stock prices.

                    AGGREGATED OPTION EXERCISES IN LAST YEAR
                       AND DECEMBER 25, 2004 OPTION VALUES

                              Shares                        Number of Securities           Value of Unexercised
                            Acquired on     Value          Underlying Unexercised         In the Money Options at
1.1      Name              Exercise (#) Realized ($) (1) Options at December 25, 2004      December 25, 2004 (2)
                           ------------ ---------------  ----------------------------   ----------------------------
                                                          Exercisable   Unexercisable   Exercisable    Unexercisable
John L. Reed..........         -              -             193,334          -           $ 63,001          -
Bruce Fleming.........         -              -             100,000          -             -               -
Anthony Pilaro........          -             -                -             -             -               -
Julian Feneley........          -             -               6,500        12,000          -               -
Paul Dawson...........       10,000          $9,500          48,002        12,000          85,054          -
Robert Sieban.........          -             -              18,500        18,750          -               -
Stephen Miller........          -             -              41,835         4,000          17,326          -

(1) Represents the amount realized upon sale of the underlying securities minus the exercise price.
(2) Potential unrealized value is calculated as the fair market value at December 23, 2004 ($6.20 per share), less the option exercise price, times the number of shares.

Director Compensation

     Non-employee directors of the Company receive options to purchase 5,000 shares of common stock per year for each year during which they serve as a director. Directors who serve as chairman of a Board committee receive options to purchase an additional 10,000 shares of common stock per year of service. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed. In addition, the chairman of the Audit Committee receives a retainer in the amount of $2,500 per audit committee meeting, and Mr. Thompson received $20,800 per month for his service on the Marketing Committee between December 2004 and March 2005.

Employment Contracts and Termination of Employment Arrangements

     Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

Gregg Coccari

     The Company entered into an employment agreement with Gregg Coccari on January 9, 2005. The term of the employment agreement is five years, and the term automatically extends for successive one-year periods unless either party gives notice at least ninety days before the expiration of the employment term. The Company pays Mr. Coccari an annual base salary of $350,000. In addition, Mr. Coccari is eligible for incentive bonuses if certain targets are met. Mr. Coccari was also granted 240,000 shares of restricted common stock, 80,000 shares of which vested upon grant, and 80,000 additional shares of which will vest on each of the first and second anniversaries of the commencement of Mr. Coccari's employment, provided that he continues his employment. In addition, Mr. Coccari received options to purchase 600,000 shares of the Company's common stock at an exercise price of $6.30 per share. Options to purchase 120,000 shares vested on the date of the agreement; the remaining 480,000 options vest in equal monthly installments over four years. Under the agreement, Mr. Coccari will perform his duties at the Company's corporate headquarters in Walnut Creek, California. Mr. Coccari's employment agreement provides the Mr. Coccari will receive a lump sum payment in an amount equal to twelve months of his base salary plus his targeted bonus for such year in the event that his employment is terminated without Cause (as defined therein), and that if such termination without Cause occurs in contemplation of or within one year following a Change in Control of the Company (as defined therein), then Mr. Coccari will receive a lump sum payment in an amount equal to two times Mr. Coccari's base salary plus targeted bonus.

Paul Dawson

     BriteSmile International, Ltd. entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson has served as Chief Executive Officer of BriteSmile International, a wholly-owned subsidiary of the Company. The Company pays Mr. Dawson (euro)210,000 per year for his services. Mr. Dawson is eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated international area. The bonus will be paid in cash and common stock of the Company. In addition, Mr. Dawson received options to purchase 50,000 shares of the Company's common stock at the closing price on the date of the agreement. Options to purchase 16,667 shares vested on the date of the agreement. The remaining 33,333 options vested in equal installments over five years.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The members of the Company's Compensation Committee during fiscal 2004 were Bradford Peters, Peter Schechter and Harry Thompson. No member of the Company's Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of the record date, April 15, 2005, regarding beneficial stock ownership of (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding common stock (the only class of stock of the Company); (ii) each director, the Chief Executive Officer, and the four highest paid executives of the Company other than the CEO, and (iii) all officers and directors of the Company as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

                                                                       Number of Shares     Percent of
                                                                      Beneficially Owned   Outstanding
         Name and Address                                                    (1)            Shares (2)
         ----------------
         Executive Officers and Directors
         Anthony M. Pilaro.............................................     5,085,089(3)        45.19%
         Gregg Coccari.................................................       410,000(4)         3.80%
         Julian Feneley................................................        10,085(5)             *
         Paul Dawson...................................................        81,336(6)             *
         Kenneth Czaja.................................................        30,000(7)             *
         Nhat Ngo......................................................        33,506(8)             *
         Robert Sieban.................................................        24,750(9)             *
         Stephen Miller................................................        43,205(10)            *
         Gerald A. Poch................................................       818,637(11)        7.66%
         R. Eric Montgomery............................................       373,924(12)        3.51%
         Bradford Peters...............................................       700,751(13)        6.55%
         Harry Thompson................................................        24,660(14)            *
         Peter Schechter...............................................        21,125(15)            *
         L. Tim Pierce.................................................        14,335(16)            *
         All Officers and Directors as a Group (13 persons)............     7,671,403           64.55%

         5% Beneficial Owners
         LCO Investment..................................................   5,085,089(3)        45.19%
         Pequot Capital Management, Inc..................................     818,637(17)        7.66%
         Bradford Peters (including Titab, LLC)..........................     692,435(13)        6.55%
         MicroCapital LLC................................................   1,496,512(18)       14.11%

    *    Constitutes less than 1%.
    (1) Includes options or warrants to purchase shares which are presently exercisable or exercisable within 60 days of April 15, 2005.

    (2) All percentages are calculated based upon the total number of shares outstanding of 10,607,279 shares of the Company as of April 15, 2005, plus the number of options or warrants presently exercisable or exercisable within 60 days of April 15, 2005 by the named security holder.

    (3) Includes 2,908,678 shares owned of record and beneficially by LCO Investments Limited ("LCO"), 318,170 shares held indirectly through CAP Properties Limited, a subsidiary of LCO and acting general partner of Excimer Vision Leasing LP, 249,818 shares held directly through P de P Tech Limited ("PdeP"), an affiliate of LCO, 4,500 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 533,335 shares held by LCP II Trust, of which Linda L. Pilaro is a beneficiary, 166,668 shares held by ACP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 166,668 shares held by CAP II Trust, of which one of Mr. Pilaro's adult sons not living in Mr. Pilaro's household is a beneficiary, 32,136 shares owned beneficially by CAP Advisers Limited ("CAP"), acting as co-trustee of various trusts, 7,500 shares held of record by the CAP Charitable Foundation, 52,053 shares held of record and beneficially by CAP, 11,670 warrants to purchase shares at $30.00 per share held by LCO, 45,354 warrants to purchase shares at $7.61 held by LCO, 333,333 warrants to purchase shares at $6.00 per share held by LCO, 61,470 warrants to purchase shares at $2.40 per share held by LCO, 3,335 warrants to purchase shares at $30 per share held by PdeP, 131,462 shares issuable upon conversion of Senior Convertible Notes held by LCO, 43,821 shares issuable upon conversion of Senior Convertible Notes that may be acquired upon exercise of Additional Investment Rights held by LCO, and 15,118 warrants to purchase shares at $7.61 per share that may be acquired upon exercise of Additional Investment Rights held by LCO. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, CAP Properties Limited, PdeP Tech Limited, AMP Trust, LCP II Trust, ACP II Trust, CAP II Trust, the CAP Charitable Foundation, and CAP Advisers Limited and the trusts indicated above of which CAP is co-trustee. Mr. Pilaro's address is 36 Fitzwilliam Place, Dublin 2, Ireland. LCO's address is 7 New Street, St. Peter Port, Guernsey, Channel Islands.

    (4) Includes 240,000 shares owned of record, of which 80,000 are subject to forfeiture until January 9, 2006 and 80,000 are subject to forfeiture until January 9, 2007, and options to purchase 170,000 shares at $6.30 per share.

    (5) Includes 3,585 shares owned of record, and options to purchase 3,500 shares at $12.75 per share, and 3,000 shares at $6.53 per share.

    (6) Includes 33,334 shares owned beneficially and options to purchase 45,002 shares at $4.31 per share, and 3000 shares at $6.53 per share. Mr. Dawson's address is 36 Fitzwilliam Place, Dublin 2, Ireland.

    (7) Includes options to purchase 30,000 shares at $10.50 per share.

    (8) Includes options to purchase 29,172 shares at $4.31, 3334 shares at $10.50, and 1000 shares at $8.30 per share.

    (9) Includes options to purchase 18,750 shares at $6.72 and 6,000 shares at $9.72 per share.

    (10) Includes 1,370 shares owned beneficially, options to purchase 31,668 shares at $16.50 per share, and options to purchase 9,167 shares at $4.31 per share, and 1,000 shares at $8.40 per share.

    (11) Includes 368,610 shares and warrants to purchase 28,092 shares at $30.00 per share and warrants to purchase 833 shares at $2.40 per share, held of record by Pequot Private Equity Fund II, L.P., 184,308 shares and warrants to purchase 14,047 shares at $30.00 per share and warrants to purchase 1,667 shares at $2.40 per share held of record by Pequot Partners Fund, L.P., 184,305 shares and warrants to purchase 14,047 shares at $30.00 per share and warrants to purchase 833 shares at $2.40 per share, held of record by Pequot International Fund, Inc., 3,333 shares held of record by Pequot Scout Fund, L.P., (Pequot Private Equity Fund II, L.P., Pequot Partners Fund, L.P., Pequot International Fund, Inc. and Pequot Scout Fund, L.P. are referred to collectively as the "Pequot Funds"). Includes options held by Mr. Poch to purchase 3,335 shares at $55.50 per share, 5,892 shares at $30.00 per share, 3,335 shares at $1.98 per share, 3,500 shares at $10.86 per share and 2,500 shares at $5.41 per share. Mr. Poch is a Managing Director of Pequot Capital Management, Inc., which holds voting and dispositive power for all shares held of record by the Pequot Funds and may be deemed to beneficially own the shares held by the Pequot Funds. Mr. Poch disclaims beneficial ownership of the shares held of record by the Pequot Funds, except to the extent of his pecuniary interest therein.

    (12) Includes 322,387 shares owned beneficially, options to purchase 5,532 shares at $29.63 per share, 3,335 shares at $30.00 per share, 3,335 shares at $1.98 per share, 3,500 shares at $10.86 per share, 33,335 shares at $22.50 per share, and 2,500 shares at $5.41 per share.

    (13) Includes 609,078 shares owned of record and beneficially (of which 184,100 are owned by TITAB, LLC), warrants to purchase 60,345 shares at $2.40 per share held by TITAB, LLC, warrants to purchase 6,668 shares at $30.00 per share and options to purchase 3,655 shares at $15.00 per share, 3,335 shares at $56.25 per share, 3,335 shares at $1.98 per share, 3,335 shares at $30.00 per share and 3,500 shares at $10.86 per share and 7,500 shares at $5.41 per share. Mr. Peters' and Titab, LLC's address is 622 Third Avenue, 38th Floor, New York, New York 10017.

    (14) Includes options to purchase 3,335 shares at $56.25 per share, options to purchase 3,655 shares at $15.00 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, and options to purchase 7500 shares at $5.41 per share.

    (15) Includes 5,120 shares owned beneficially in a Revocable Living Trust, options to purchase 3,335 shares at $67.50 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, and options to purchase 2500 shares at $5.41 per share. Mr. Schechter's address is c/o Chlopak, Leonard, Schechter and Associates, 1850 M St. N.W., Suite 550, Washington DC 20036.

    (16) Includes options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, and options to purchase 7,500 shares at $5.41 per share. Mr. Pierce's address is c/o SBI Services, Inc., 2625 E. Cottonwood Pkwy, Ste. 480, Salt Lake City, UT 84042.

    (17) Includes 368,610 shares and warrants to purchase 29,755 shares at $30.00 per share held of record by Pequot Private Equity Fund II, L.P., 184,308 shares and warrants to purchase 14,878 shares at $30.00 per share held of record by Pequot Partners Fund, L.P., 184,305 shares and warrants to purchase 14,878 shares at $30.00 per share held of record by Pequot International Fund, Inc., 3,333 shares held of record by Pequot Scout Fund, L.P. Pequot Capital's address is 500 Nyala Farm Road, Westport, CT 06880.

    (18) Based on Schedule 13G and Form 3 filings with the SEC. Ian Ellis' address is c/o Microcapital LLC, 410 Jessie Street, Suite 1002, San Francisco, CA 94103.


Equity Compensation Plan Information

                                                                                         Number of Securities
                                                                                         remaining available for
                                  Number of securities to     Weighted-average           future issuance under
                                  be issued upon exercise     exercise price of          equity compensation plans
                                  of outstanding options,     outstanding options,       (excluding securities
Plan category                     warrants, and rights        warrants, and rights       reflected in Column (a))
-------------------------------- --------------------------- -------------------------- ------------------------------
                                            (a)                         (b)                          (c)

Equity compensation plans
approved by security holders
(the Revised 1997 Stock Option           1,500,000                    $11.15                         -0-
Plan)
Equity compensation plans not
approved by security holders
(Agreements outside the 1997
Option Plan)                              706,672                     $11.09                         -0-

                                 --------------------------- -------------------------- ------------------------------
Total                                    2,206,672

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Certain Human Oral Care Intellectual Property

     In July 2003, BriteSmile Development Inc. ("BDI") entered into an Asset Purchase Agreement (the "Purchase Agreement") with R. Eric Montgomery and certain entities owned and controlled by him. Mr. Montgomery is a member of the Board of Directors of the Company. He is also the founding Manager and President of Oraceutical, LLC ("Oraceutical") and Oraceutical Innovative Properties ("OIP"), which have provided consulting services to the Company in the field of human oral care. Pursuant to the Purchase Agreement, as subsequently amended in November 2003, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired. A portion of the purchase price included an obligation of the Company to pay $0.8 million to a third party in $0.2 million quarterly installments beginning February 2004. These payments were completed and the obligation was paid in full by December 2004.

Financing   Arrangements   for  the  Acquisition  of  Certain  Human  Oral  Care
Intellectual Property

     To finance a portion of the purchase price of the purchase of the human oral care intellectual property described above, LCO Investments Limited ("LCO") loaned $2.0 million to BDI under the terms of a promissory note due in May 2008. LCO also received warrants to purchase 333,335 shares of common stock of the Company at an exercise price of $6.00 per share in consideration of its agreement to make the loans to BDI. In addition, the Company guaranteed BDI's obligations under the promissory notes issued to LCO. The shares of common stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of common stock sold by the Company. LCO is a major shareholder of the Company. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited ("CAP") is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and Chairman of the Board of the Company, is Chairman of CAP.

Consulting Agreements with Oraceutical

     In July 2003, BDI entered into a consulting agreement with OIP. R. Eric Montgomery, a director of the Company, is the founding Manager and President of OIP, which replaced a consulting agreement with Oraceutical that was terminated in connection with the acquisition of the human oral care intellectual property described above. BDI's consulting agreement with OIP provides for a five-year term at a rate of $180,000 per year. Under the consulting agreement, Eric Montgomery agreed to consult exclusively for BDI and the Company in the field of human oral care. BDI will own all new intellectual property relating to human oral care arising from work under the consulting agreement.

Fulfillment Services Agreement with Oraceutical

     In 2004, the Company entered into an agreement with Oraceutical to outsource the Company's whitening component and product fulfillment services to Oraceutical beginning in 2005.

Repayment of November 2003 LCO Bridge Loan

     In November 2003, the Company borrowed $2.0 million from LCO for general working capital purposes. This bridge loan was repaid in full (with accrued interest) and terminated on January 5, 2004 using proceeds from the $8.5 million private placement that closed in January 2004.

LCO Properties Sublease

     On December 1, 1999, the Company, as sublessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with LCO, a major shareholder of the Company. The Sublease covers approximately 4,821 square feet of space located in New York City for one of the Company's teeth whitening Centers. The term of the sublease is ten years with initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the primary lease for the property between LCO Properties, Inc. and its lessor.

Harry Thompson Consulting Agreement

     In August 1999, Harry Thompson, a member of the Company's Board of Directors, agreed to provide marketing consulting services to the Company. In consideration for Mr. Thompson's services to the Company, and pursuant to a letter agreement dated August 17, 1999, LCO granted to Mr. Thompson the right to purchase from LCO up to 16,668 shares of common stock of the Company at a price of $9.00 per share. The option to purchase from LCO expired on August 31, 2004.

Public Relations Services Agreement

     On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates ("CLS"), a public relations firm in Washington, D.C, pursuant to which CLS provided public relations advice and served as communications counselors to the Company during 2004 for consideration of $18,000 per month, plus expenses, from January to March and of $22,500 per month, plus expenses, for the remainder of 2004. This relationship was terminated as of February, 2005. Peter Schechter, a member of the Company's Board of Directors, is one of three managing partners of CLS.

EVL Lease Agreement

     The Company is party to an equipment lease in the amount of $15 million with Excimer Vision Leasing L.P. ("EVL"), pursuant to which the Company leases 3,000 BS3000 whitening devices. Under the terms of the lease, the Company pays
(i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices. Rental expense related to variable rent was $2.22 million, $2.22 million and $2.15 million for 2004, 2003 and 2002, respectively. In December 2003, the lease agreement was amended to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Prepayment of these amounts in full or in part can be made without penalty. In August 2004, the lease agreement was further amended to provide that the total rents deferred under the November 2003 lease amendment would be deferred further and due as follows: $1.0 million on February 15, 2005, which payment has been made; $1.0 on February 15, 2006; and the remaining balance on February 15, 2007. As of December 25, 2004, the unpaid variable rent was $2.5 million. Mr. Pilaro, the Company's Chairman, serves as Chairman of EVL, and an affiliate of LCO owns 70% of EVL.

EVL Loan Agreement

     On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan matures on May 10, 2006 and may be prepaid at any time without penalty. Payments under the loan consist of fixed payments of interest, variable payments of principal and interest and a final payment of principal. For 2004, 2003, and 2002, variable payments totaled $568,000, $718,000, and
$717,000, respectively. This loan was repaid in full in August 2004.

CAP America Trust Center Loan

     In May 2003, the Company borrowed $2.5 million from CAP America Trust, of which $0.8 million was available for working capital expenditures and $1.7 million was available for specific revenue generating initiatives to be agreed and defined by the Company and CAP America Trust. Interest on the loan is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200 basis points over 1-year LIBOR upon 30 days notice to the Company. A variable fee payment based on the number of teeth whitening procedures performed at Company-run teeth whitening Centers will commence on May 11, 2006 and continue until May 10, 2011. Variable fees will be due within 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will be due on the maturity date. As of December 25, 2004, $1.6 million has been drawn on the loan. CAP, identified above, is a co-trustee of CAP America Trust.

McKinsey & Company Study

     During 2004, CAP commissioned and paid for a marketing study related to the Company performed by management consulting firm. The cost of the study was recorded by the Company as an expense and an increase to Additional Paid-in Capital.

December 2004 Convertible Notes, Warrants and Additional Investment Rights

     In December 2004, the Company issued $12 million in Notes, and related Warrants and Rights to six investors. Among the investors, LCO purchased $1.0 million of the Notes, Warrants and Rights. The Notes are repayable in 36 equal monthly installments commencing in June 2006, and bear interest at an annual rate equal to the greater of 5% or six-month LIBOR as of 2 business days prior to the start of each quarterly interest period plus 3% with a maximum interest rate of 8% per annum. Principal and interest on the Notes is payable, at the option of the Company, in cash or shares of the Company's common stock, subject to certain limitations. The Notes are convertible into shares of the Company's common stock at a per share conversion price of $7.61, subject to adjustment from time to time upon the occurrence of certain other events described in the Notes, including future issuances of common stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers. The Warrants have a term of five years and an exercise price of $7.61 per share, subject to adjustment upon certain events specified in the Warrant, including the subsequent issuance by the Company of shares of its common stock at prices lower than the original Warrant exercise price. The Rights provide to the Investors the right to purchase additional Notes and additional Warrants. The Rights are exercisable at any time prior to the 180th trading day following the closing date of the transaction.


Housing Allowance for Dr. Feneley

     Since May 2004, Cap provided a housing allowance to Dr. Feneley. The sum of the payments, $67,000, was recorded by the Company as an expense and an increase to Additional Paid-in Capital.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal 2003 and 2004

         Aggregate fees billed to the Company and its subsidiaries for 2004 and 2003 by the Company's independent auditor and principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, are as follows:

                                  2004                2003
                                  ----                ----

    Audit Fees              $       333,899    $     358,952
    Audit-Related Fees      $             0    $           0
    Tax Fees (1)            $       137,225    $     148,793
    All Other Fees          $        42,510    $      45,350

     (1) Includes fees for tax advice and tax return assistance in 2003 and 2004.

       The Audit Committee has considered and determined that the performance of the non-audit services noted in the foregoing table is compatible with maintaining Deloitte & Touche's independence. Prior to the performance of any services, the Audit Committee approves all audit and non-audit related services to be provided by the Company's independent auditor and the fees to be paid therefore. Although the Sarbanes-Oxley Act of 2002 permits the Audit Committee to pre-approve some types or categories of services to be provided by the auditors, it is the current practice of the Audit Committee to specifically approve all services provided by the auditors in advance, rather than to pre-approve, generally, any type of service.



PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

 Exhibit Number
 Per Item 601 of
 Regulation S-K       Title of Document
------------------    ----------------------------------------------------------
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

BriteSmile, Inc.
By:                  /s/ Gregg Coccari
      ------------------------------------------------
                       Gregg Coccari
                  Chief Executive Officer
               (Principal Executive Officer)

Date: April 25, 2005


By:                    /s/ Ken Czaja
      ------------------------------------------------
                         Ken Czaja
               EVP, Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date: April 25, 2005