Form 10-Q
period 2005-03-26
BRITESMILE INC
filed 2005-05-16
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 26, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

                 UTAH                                     87-0410364
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (IRS employer identification no.)
            or organization)

                 490 North Wiget Lane
               Walnut Creek, California                     94598
-------------------------------------------        ---------------------------
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

Yes      __       No       X
                           -

The Company had 10,602,677 shares of common stock outstanding at April 15, 2005.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 26, 2005 and December 25, 2004.................3

         Condensed Consolidated Statements of Operations for the 13 weeks ended
         March 26, 2005 and March 27, 2004................................................................4

         Condensed Consolidated Statements of Cash Flows for the 13 weeks ended
         March 26, 2005 and March 27, 2004................................................................5

         Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................17

Item 4.   Controls and Procedures.........................................................................17



PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................................20

Item 3.  Defaults upon Senior Securities..................................................................21

Item 4.   Submission of Matters to a Vote of Security Holders.............................................21

Item 5.  Other Information................................................................................21

Item 6.  Exhibits.........................................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                       ($ in thousands, except share data)

                                                                                      March 26, 2005     December 25,
                                                                                                             2004
                                                                                     ---------------     --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents........................................                $      13,948       $      18,880
    Trade accounts receivable, net of allowances of $469 and $448....                        1,986               2,118
    Inventories......................................................                        1,130               1,635
    Prepaid expenses and other.......................................                        1,003                 704
                                                                                     ---------------     --------------
                Total current assets.................................                       18,067              23,337
                                                                                     ---------------     --------------

PROPERTY AND EQUIPMENT, NET..........................................                       12,252              12,426
OTHER ASSETS.........................................................                        3,325               3,843
INTANGIBLES, NET.....................................................                        5,305               5,469
                                                                                     ---------------     --------------

TOTAL ASSETS.........................................................                $      38,949       $      45,075
                                                                                     ===============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.................................................                $         4,817     $         5,182
    Accrued liabilities .............................................                          4,874               5,394
    Gift certificates and prepaid appointments.......................                            739               1,318
    Deferred revenue ................................................                          1,857               1,049
    Accrual for Center closures......................................                            184                 155
    Long-term debt - current portion.................................                          1,000                 100
    Convertible debt - current portion...............................                             23                 432
    Capital lease obligations with related parties - current portion.                            831               1,605
                                                                                     ---------------     --------------
              Total current liabilities..............................                         14,325              15,235
                                                                                     ---------------     --------------

LONG TERM LIABILITIES:
    Capital lease obligations with related parties - less current portion                         97                 225
    Accrual for Center closures......................................                            510                 596
    Long-term debt - less current portion.............................                         4,765               5,698
    Convertible debt - less current portion...........................                         5,694               5,125
    Financial instruments related to convertible debt.................                         1,069               4,602
    Other long-term liabilities......................................                          1,117               1,012
                                                                                     ---------------     --------------
                    Total long-term liabilities......................                         13,252              17,258
                                                                                     ---------------     --------------
              Total liabilities......................................                         27,577              32,493
                                                                                     ---------------     --------------

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    10,522,646 and 10,345,974 shares issued and outstanding, respectively                         38                  38
    Additional paid-in capital.......................................                        172,581             170,601
    Accumulated deficit..............................................                       (161,247)           (158,057)
                                                                                     ---------------     --------------
              Total shareholders' equity ............................                         11,372              12,582
                                                                                     ---------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................                $        38,949     $        45,075
                                                                                     ===============     ==============

                  See notes to condensed consolidated financial
                                  statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands, except share data)


                                                                          13 Weeks Ended           13 Weeks Ended
                                                                          March 26, 2005           March 27, 2004
                                                                       ---------------------    ---------------------
REVENUES:
    Center whitening fees, net...................................      $          4,432         $          4,341
    Associated Center whitening fees, net........................                 4,162                    5,007
    Product sales and other revenue..............................                 1,353                    2,422
                                                                       ---------------------    ---------------------

       Total revenues, net.......................................                 9,947                   11,770
                                                                       ---------------------    ---------------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs................................                 4,201                    4,106
    Selling, general and administrative expenses.................                 9,059                    6,842
    Research and development expenses............................                    75                      172
    Depreciation and amortization................................                 1,591                    1,673
                                                                       ---------------------    ---------------------

       Total operating costs and expenses........................                14,926                   12,793
                                                                       ---------------------    ---------------------

          Loss from operations...................................                (4,979)                  (1,023)
                                                                       ---------------------    ---------------------

OTHER INCOME AND EXPENSES:
    Gain on mark-to-market of financial instruments related to
    convertible debt                                                              2,730                        -
    Amortization of discount on debt                                               (637)                       -
    Interest and Other Expense, net..............................                  (208)                    (162)
                                                                       ---------------------    ---------------------

          Loss before income tax provision.......................                (3,094)                  (1,185)

INCOME TAX.......................................................                    96                       57
                                                                       ---------------------    ---------------------

          Net loss ..............................................      $         (3,190)        $         (1,242)
                                                                       =================        =================

BASIC AND DILUTED NET LOSS PER SHARE.............................      $          (0.30)        $          (0.12)
                                                                       ==================       =================

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED......................
                                                                             10,491,815               10,192,292
                                                                         ==============           ==============










                  See notes to condensed consolidated financial
                                  statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                       ($ in thousands, except share data)

                                                                                      13 Weeks Ended             13 Weeks Ended
                                                                                      March 26, 2005             March 27, 2004
                                                                                  -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................           $         (3,190)          $         (1,242)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ...............................                       1,599                      1,928
         Amortization of discount of debt                                                      637                          -
         Gain on mark-to-market of financial instruments related to convertible
             debt.....................................................                      (2,730)                         -
         Non-cash compensation expense for restricted stock
                                                                                               693                          -
         Increase in variable deferred payments to a related party....                           -                        514
         Other........................................................                           9                         63
   Change in assets and liabilities, net...............................                        (66)                    (2,838)
                                                                                  -----------------------    -----------------------

                  Net cash used in operating activities................                     (3,048)                    (1,575)
                                                                                  -----------------------    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................................                       (958)                      (465)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease ............................................                    (1,001)                       (61)
  Payments on debt .....................................................                         -                     (2,269)
  Proceeds from common stock offerings, net.............................                         -                      6,340
  Proceeds from exercise of stock options ..............................                        75                        117
                                                                                  -----------------------    -----------------------

                  Net cash provided by (used in) financing activities..                       (926)                     4,127
                                                                                  -----------------------    -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (4,932)                     2,087

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                           18,880                      5,884
                                                                                  -----------------------    -----------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $         13,948           $          7,971
                                                                                  =======================    =======================











                  See notes to condensed consolidated financial
                                  statements.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 26, 2005

1.       Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). As of March 26, 2005, the Company had 15 Centers and 5,107 Associated Centers in operation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 26, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

2.       Stock Based Compensation

The Company uses the intrinsic value method to account for its stock based compensation plans. The alternative fair value accounting of the Company's options for the first quarter of 2005 was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 0.65; a risk-free interest rate of 4.30% for the 13 week period ended March 26, 2005; dividend yield of 0%; and a weighted-average expected life of the option of 4.66 years for the 13 week period ended March 26, 2005. Had compensation cost for the Company's stock-based compensation plans been determined using the Black-Scholes option pricing valuation model, the Company's reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                          13 Weeks Ended      13 Weeks Ended
                                                                          March 26, 2005      March 27, 2004
                                                                         ------------------ -------------------

        Loss as reported...................                              $         (3,190)  $          (1,242)
        Compensation expense reported under APB25                                        -                   -
        Compensation expense computed using fair value method                          582                 715
                                                                         ------------------ -------------------
        Pro forma loss.....................                              $         (3,772)  $          (1,957)
                                                                         ================== ===================
        Pro forma basic and diluted loss per share
                                                                         $          (0.36)  $           (0.19)
                                                                         ================== ===================

240,000 shares of restricted stock were granted to the new Chief Executive Officer upon his hire date of January 9, 2005. The value of $1.5 million will be expensed over two years. The Chief Executive Officer was also granted an option for the purchase of 600,000 shares of common stock at $6.30 per share.

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 26, 2005

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 25, 2004.

3.       Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss. Stock options totaling 1,922,702 shares and warrants totaling 1,189,963 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 week period ended March 26, 2005 as their effect is anti-dilutive. Stock options totaling 852,230 shares and warrants totaling 332,825 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 week period ended March 27, 2004 as their effect is anti-dilutive.

4.       Debt

The Company has certain financial instruments related to its convertible debt. The estimated fair value amounts have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company's historical valuation techniques. The value of the Financial Instruments Related to Convertible Debt - Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instruments Related to Convertible Debt - Warrants as of the date of conversion was $1.2 million. As of the quarter end, March 26, 2005, the value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights was $23,000 and the value of the Financial Instruments Related to Convertible Debt - Conversion Feature was $1.1 million. The mark-to-market gain on Financial Instruments Related to Convertible Debt in the first quarter of 2005 was $2.7 million.

In February 2005, the Company paid $1.0 million due under the amended capital lease agreement with EVL for the variable rent portion of the monthly payment due beginning November 2003 through December 2004 and the fixed rent portion of the monthly payment due beginning January 2004 through December 2004, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Under the amended capital lease agreement another $1.0 million of deferred rent is due February 15, 2006, and the remaining balance is due to be paid on February 15, 2007. As of March 26, 2005, the unpaid variable rent was $2.5 million, of which $1.4 million is included in long-term debt. As of March 26, 2005, the unpaid fixed rent was $928,000 of which $831,000 is current.

5.       Legal Proceedings

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

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002. As amended to date, the complaint asserts claims of infringement of the Company's U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

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

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation.

In April 2004, Nathoo filed an answer and counterclaim to the Company's complaint, as well as a third party complaint against Montgomery, who is a director of the Company, and several of Montgomery's companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy. In August 2004, Nathoo filed an amended answer and counterclaims to the Company's complaint. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, and the following Company employees or directors:
John Reed, John Warner and Anthony Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; constructive trust for the patents he claims have incorrect inventorship; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company, Montgomery and his companies, Reed, Warner and Pilaro. In October 2004, Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

In May 2005, the Court dismissed with prejudice seven of Nathoo's counterclaims pertaining to correction of inventorship as well as the counterclaim against CAP Advisors for breach of contract. The Court issued the claims construction order construing the five claims in dispute in May 2005, and the parties have been asked to submit a case schedule. Further written discovery, document production and depositions will continue.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management"), in the Third Judicial District Court in Salt Lake City, Utah. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was not maintained in good standing during 1999) and using BriteSmile's names and marks in a fashion not permitted by the distributor agreement.

One of the principal defenses to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts the distributorship agreement does not grant Smile any rights to market and sell the Company's current light activated teeth whitening ("LATW") or retail products and Smile cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Kalow & Springut v. BriteSmile et. al., filed in the Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and Anthony Pilaro, the Company's non-executive Chairman. KS sought to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleged that it was fraudulently induced to incur the legal fees and expenses and sought to recover punitive damages of at least $5 million.

On February 14, 2005, the parties settled the case, whereby BriteSmile has agreed to pay $650,000 to Kalow & Springut in full and final settlement which had been accrued in prior years.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that U.S. Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses include anticipatory breach, unclean hands, equitable estoppel, lack of justifiable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. The claims construction hearing occurred in April 2005 regarding the interpretation of the patent claims, and the ruling from this hearing is still pending. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

The Company is also subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

6.       Subsequent Events

In April 2005, the Company entered into a Shareholder Agreement with Dental Spa Company (an unrelated Thailand company) to establish a Thailand company whose business purpose is to open and operate a new Center in Bankgkok, Thailand. The Company and Dental Spa Company plan to each contribute $250,000 as initial capital to fund the Thailand Center and will each have an approximately 50% economic interest in the center company. This capital investment will be used to build out the Center, for a down payment on a facility lease, and for general working capital requirements. The Center, which is not expected to open until the fourth quarter of 2005, will be located in the Siam Paragon shopping destination currently under construction.

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

     o Failure to develop marketing strategies and delivery methods to penetrate U.S. and non-U.S. markets; and

     o    Lack of product diversity.

The market price of the Company's stock may be inordinately affected by the Company's financial results which include significant non-cash factors.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of key cards and activation codes to Associated Centers and recognizes the income over the estimated performance period. Discounts to revenue are recorded at the time the procedure is booked.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center.

In the third quarter of 2004, BriteSmile introduced the Smile Forever program where Center customers can pay an additional fee for the right to receive an unlimited number of touch-up procedures over a two-year period. The revenue associated with this program is deferred and recognized in product sales over the two-year maintenance period.

Deferred Contract Costs

During 1999, the Company granted warrants to Orthodontic Centers of America ("OCA") in consideration of OCA installing the Company's BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (10 years).

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provides the Magic Mirror to Associated Centers who sign a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor's Products)", the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. At March 26, 2005 the amount capitalized was $882,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at March 26, 2005 was $469,000.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No impairment charge was recorded during the 13 weeks ended March 26, 2005.

Center Closures

During 2001, BriteSmile recorded significant reserves in connection with Center closures. These reserves, which were adjusted in 2003, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. The Company recorded an additional reserve in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. In total, the Center closure reserve decreased $58,000 in the 13 weeks ended March 26, 2005, due to lease payments.

Financial Instruments Related to Convertible Debt

The estimated fair value amounts of the Company's Financial Instruments Related to Convertible Debt have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized. The value of the Financial Instruments Related to Convertible Debt - AIR is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until expiration, at which point, later this year, the liability will be extinguished. The value of the Financial Instruments Related to Convertible Debt - Conversion Option is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement for the life of the debt. As of the quarter end, March 26, 2005, the value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights was $23,000 and the value of the Financial Instruments Related to Convertible Debt - Conversion Feature was $1.1 million. The mark-to-market gain on Financial Instruments Related to Convertible Debt in the first quarter of 2005 was $2.7 million.

Overview

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

Revenue and Deferred Contract Costs:  See Revenue Recognition above.

Operating and occupancy costs are composed primarily of four main groups: 1) salaries and benefits of Center employees; 2) the operating and occupancy costs for the Centers including rent; 3) the cost of goods for both the Center and Associated Center whitening procedure kits and retail products; and 4) the lease costs for the devices in the Associated Centers.

Selling, general and administrative expenses are composed of all selling and marketing expenses as well as expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, professional services, information systems, operating costs of the Company's call center, training, field support, and marketing and advertising.

Research and development costs represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company's position in the teeth-whitening industry.

The following table sets forth unaudited operating results for the 13 week period ended March 26, 2005 as a percentage of sales in the period. This data has been derived from the unaudited financial statements.

                                                                       13 Weeks         13 Weeks ended
                                                                         ended
                                                                    March 26, 2005      March 27, 2004

         Revenues:
                  Center whitening fees, net                                 44.6%               36.9%
                  Associated Center whitening fees, net                      41.8%               42.5%
                  Product sales and other revenue                            13.6%               20.6%
                                                                             -----               -----
                  Total revenues, net                                       100.0%              100.0%
                                                                            ------              ------

         Operating Costs and Expenses:
                  Operating and occupancy costs                              42.2%               34.9%
                  Selling, general and administrative expenses               91.1%               58.1%
                  Research and development expenses                           0.8%                1.5%
                  Depreciation and amortization                              16.0%               14.2%
                                                                             -----               -----
                  Total operating costs and expenses                        150.1%              108.7%
                                                                            ------              ------

         Loss from operations                                               -50.1%               -8.7%
                                                                            ------               -----

         Gain on mark-to-market of financial instruments related
         to convertible debt                                                 27.5%                   -
         Interest expense, net and other                                     -8.5%               -1.4%
                                                                             -----               -----

         Loss before income tax provision                                   -31.1%              -10.1%
         Provision for income taxes                                           1.0%                0.5%
                                                                              ----                ----
         Net Loss                                                           -32.1%              -10.6%
                                                                            ======              ======


The following are explanations of significant period-to-period changes for the 13 weeks ended March 26, 2005 and March 27, 2004:

Revenues

Total Revenues, net. Total revenues, net decreased by $1.8 million, or 15%, to $9.9 million for the 13 weeks ended March 26, 2005, from $11.8 million for the 13 weeks ended March 27, 2004.

Center Whitening Fees, net. Center whitening fees increased by $91,000, or 2%, to $4.4 million for the 13 weeks ended March 26, 2005, from $4.3 million for the 13 weeks ended March 27, 2004. The number of procedures performed in the Centers increased 5% to 9,253 in the first quarter of 2005, compared to 8,818 in the same quarter of 2004. Average whitening fees per procedure decreased 3% from $492 per procedure in the first quarter of 2004 to $479 per procedure in the first quarter of 2005, as a result of increased discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The Company is currently reevaluating its forecast of future trends in fees based on the recent market conditions.

Associated Center Whitening Fees, net. Associated Center whitening fees, net decreased by $845,000, or 17%, to $4.2 million for the 13 weeks ended March 26, 2005, from $5.0 million for the 13 weeks ended March 27, 2004. The total number of procedures in all Associated Centers decreased 5% to 29,220 procedures in the first quarter of 2005 compared to 30,870 procedures in the same quarter of 2004. Average whitening fees per procedure decreased 7% from $161 per procedure in the first quarter of 2004 to $149 per procedure for the 13 weeks ended March 26, 2005, primarily due to increased discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The Company is currently reevaluating its forecast of future trends in fees based on the recent market conditions.

Product Sales and Other Revenue. Product sales decreased by 45% to $1.4 million for the 13 weeks ended March 26, 2004, from $2.4 million for the 13 weeks ended March 27, 2004, primarily due to the launch of BriteSmile-to-Go(TM) ("BTG") in the comparable period in 2004. Domestic retail sales for the first quarter decreased by approximately $608,000 from the comparable period in 2004. International retail sales for the first quarter increased by approximately $4,000. Smile Forever maintenance fees of $101,000 were recognized in the first quarter of 2005; this maintenance program was not in place in the first quarter of 2004. Product sales include retail products such as BTG, mouthwash and toothpaste, sales of Magic Mirrors, recognition of Smile Forever deferred revenues and payments from customers to reimburse product shipment freight costs.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 42% for the 13 weeks ended March 26, 2005, compared to 35% in the 13 weeks ended March 27, 2004. This was due to decreased revenue and a $95,000 increase in occupancy and operating expenses for the quarter, primarily due to new spas, compared to the same quarter in 2004. The major expense components in this category are cost of goods sold for all products and services, operating costs of Centers, which include salaries for the dentist and supporting staff, lease financing and rent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 91% for the 13 weeks ended March 26, 2005 compared to 58% in the 13 weeks ended March 27, 2004. This was due to reduced sales and significantly increased SG&A expenses for the quarter compared to the same quarter in 2004. The $2.2 million increase in selling, general and administrative expenses resulted from new advertising initiatives expensed during the quarter, increased salaries and benefits relating to employee terminations and recognition of non-cash compensation of $693,000 related to the hire in January 2005 of Gregg Coccari as CEO of the Company. .

Research and Development Expenses. Research and development expenses of $75,000 were 1% of net revenues for the first quarter of 2005 compared to $172,000, or 2%, in the corresponding period in 2004.

Depreciation and Amortization. Depreciation and amortization increased slightly as a percentage of net sales to 16% for the first quarter of 2005, compared to 14% in the corresponding period in 2004. Depreciation and amortization decreased on a dollar basis by $82,000 from the corresponding quarter one year ago.

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. The Company has certain financial instruments related to its convertible debt. The estimated fair value amounts have been determined using appropriate market information and valuation methodologies. Each financial reporting period the financial instruments related to convertible debt are revalued using the mark-to-market approach and gains or losses on the revaluations are recognized in the current reporting period. The value of the Financial Instruments Related to Convertible Debt - Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company registration statement relating to the Financial Instruments Related to Convertible Debt - Warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instruments Related to Convertible Debt - Warrants as of the date of conversion was $1.2 million. As of the quarter end, March 26, 2005, the value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights was $23,000 and the value of the Financial Instruments Related to Convertible Debt - Conversion Feature was $1.1 million. The mark-to-market gain on Financial Instruments Related to Convertible Debt in the first quarter of 2005 was $2.7 million.

Amortization of Discount on Debt. The convertible debt issued in December 2004 was valued net of discount. That discount is amortized over the life of the debt using the effective interest method. For the 13 week period ended March 26, 2005, the amortization of discount on convertible debt was $570,000, and the total amortization on debt was $637,000.

Interest and Other Expense, net. Other expense, net increased $46,000 to $208,000, or 2% of net revenue, for the first quarter of 2005 from $162,000, or 1% of net revenue, for the corresponding period in 2004. The increase was primarily due to lower sales in the quarter as well as increased interest expense related to the Company's convertible note issued in December 2004. Interest expense was $305,000; interest incomve was $80,000 and other incomve was $17,000 for the quarter ended March 26, 2005.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt. At March 26, 2005, the Company had $13.9 million in cash and $0.9 million in borrowing capacity under lines of credit. To date, the Company has yet to achieve profitability. The Company expects that its principal uses of cash will be to provide working capital, for debt service, to finance capital expenditures, and to meet corporate expenses including expanding the number of Centers and Associated Centers.

The Company made the following changes to its capital resources in 2004:

     o In December 2004, the Company obtained $11.2 million (net proceeds) from the sale of Convertible Debt to six investors for the purpose of funding new Center expansion and general working capital requirements.

     o In August 2004, the Company and Excimer Vision Leasing ("EVL"), a related party, amended BriteSmile's capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due would be paid on February 15, 2007. The first payment was made on February 15, 2005.

     o In August 2004, the Company repaid to EVL the remaining principal balance of approximately $0.8 million obtained from EVL in March 2001.

     o In January 2004, the Company received $6.8 million from the December 2003 private placement of 923,943 shares of common stock (of which $1.7 million was received in December 2003).

The Company believes that cash on hand, together with available borrowing capacity, will be sufficient to sustain operations for the foreseeable future. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs and cash receipts and expenditures. Accordingly, there can be no assurance that we will not be required to raise additional funds through the sale of equity or debt securities or from credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain covenants that restrict our operations.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment, and to a lesser degree, debt repayments. During the first quarter of 2004, the Company repaid a $2 million bridge loan (including interest) obtained in November 2003 from LCO Investments Limited ("LCO"), a related party. LCO is the Company's primary shareholder. During the third quarter of 2004, the Company repaid a loan with a remaining principal amount of $0.8 million obtained in March 2001 from Excimer Vision Leasing L.P. ("EVL"), also a related party.

In 2003 and 2004, the Company and EVL amended their capital lease agreement to provide that the variable rent portion of the monthly payment due beginning November 2003 and the fixed rent portion of the monthly payment due beginning January 2004 would be deferred and paid to EVL in annual installments beginning February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. As of March 26, 2005, the unpaid variable rent was $2.5 million, of which $1.4 million is included in long-term debt. As of March 26, 2005, the unpaid fixed rent was $928,000 of which $831,000 is current.

The primary cash requirements of the Company are for maintaining current operations, debt service and capital expenditures to grow the network of Associated Centers and Company-managed Centers. In particular, spending on employee salaries, advertising, cost of goods, advertising and rents is required to operate the business.

Sources of Cash, Liquidity and Capital Resources

In the 13 weeks ended March 26, 2005, net cash used in operations was $3.0 million.

Net cash used in financing activities was $926,000 for the 13 weeks ended March 26, 2005, compared to net cash provided of $4.1 million for the same period in 2004. During the 13 weeks ended March 26, 2005, the Company paid principal on capital leases of $1.0 million.

Capital expenditures were $1.0 million for the 13 weeks ended March 26, 2005, compared to $465,000 for the same period in 2004. The capital expenditures in the 13 weeks ended March 26, 2005 were primarily related to the buildout of new Centers and the purchase of new LATW devices.

While the Company does not invest in derivative financial instruments or deal in interest rate swaps, it does have debt obligations that are sensitive to changes in interest rates and that have derivative instruments associated with them.

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


ITEM 3.           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004.


ITEM 4.           CONTROLS AND PROCEDURES

Company management is aware of certain deficiencies in the design or operation of the Company's disclosure controls and internal accounting controls.

In connection with its audit of the Company's 2004 financial statements, Deloitte & Touche LLP reported that (1) inadequacies in the design and execution of the Company's internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constitute material weaknesses in the Company's internal control structure for the year ended December 25, 2004. The inadequacies in the Company's control structure included deficiencies or inadequacies in the following specific areas: payments made to vendors without adequate supporting documents, communication of all transactions to the financial department, segregation of duties among finance department employees, recording of inventory and physical inventory counts, tracking of fixed assets, and timely completion of account reconciliations. Although any one of the foregoing categories may not relate to material dollar amounts, in the aggregate they represent a material weakness in the Company's internal control structure. With respect to any specific adjustments identified in the audit process related to improper application of accounting principles or inadequacy of internal controls, the Company believes that all such adjustments have been made.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses referred to above, the Company's disclosure controls and procedures are not fully effective as of the end of the period covered by this report.

The Company has made, and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, to address the identified deficiencies. In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identify and rectify any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

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

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the "Discus Patent Litigation"). The Company filed an initial complaint against Discus Dental, Inc. ("Discus"), Culver City, California, in July 2002. As amended to date, the complaint asserts claims of infringement of the Company's U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo ("Nathoo") as a defendant. The complaint, as amended, further alleges misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile's trade secrets in violation of Nathoo's contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile's Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile's trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo's "consulting" services, which included paying Nathoo to share with Discus certain of the Company's trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo's activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company's trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

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

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation.

In April 2004, Nathoo filed an answer and counterclaim to the Company's complaint, as well as a third party complaint against Montgomery, who is a director of the Company, and several of Montgomery's companies, alleging breach of contract, breach of covenant of good faith and fair dealing, trade secret misappropriation, patent infringement, and civil conspiracy. In August 2004, Nathoo filed an amended answer and counterclaims to the Company's complaint. In his new amended counterclaims, Nathoo brought claims for correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, and the following Company employees or directors:
John Reed, John Warner and Anthony Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; constructive trust for the patents he claims have incorrect inventorship; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro and CAP Advisors Limited; tortious interference with contract by the Company; a declaration that the Company has no protectable trade secrets; and unfair competition against the Company, Montgomery and his companies, Reed, Warner and Pilaro. In October 2004, Nathoo filed another amended answer and counterclaims in which he dropped his allegations of patent infringement.

In May 2005, the Court dismissed with prejudice seven of Nathoo's counterclaims pertaining to correction of inventorship as well as the counterclaim against CAP Advisors for breach of contract. The Court issued the claims construction order construing the five claims in dispute in May 2005, and the parties have been asked to submit a case schedule. Further written discovery, document production and depositions will continue.

Smile Inc. Asia Pte. Ltd. v. BriteSmile In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management"), in the Third Judicial District Court in Salt Lake City, Utah. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for damages based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate using a licensed dentist in good standing (the license of the principal of Smile, Dr. Tan, was not maintained in good standing during 1999) and using BriteSmile's names and marks in a fashion not permitted by the distributor agreement.

One of the principal defenses to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts the distributorship agreement does not grant Smile any rights to market and sell the Company's current light activated teeth whitening ("LATW") or retail products and Smile cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Kalow & Springut v. BriteSmile et. al., filed in the Supreme Court of the State of New York, County of New York. In April 2003, the law firm of Kalow & Springut ("KS") filed a complaint against the Company, BriteSmile International, a subsidiary of the Company, and Anthony Pilaro, the Company's non-executive Chairman. KS sought to recover alleged unpaid legal fees and expenses in the amount of $768,000. Plaintiff also alleged that it was fraudulently induced to incur the legal fees and expenses and sought to recover punitive damages of at least $5 million.

On June 13, 2003, BriteSmile answered the Complaint and asserted counterclaims against KS for negligence, malpractice and breach of contract.

On February 14, 2005, the parties settled the case, whereby BriteSmile has agreed to pay $650,000 to Kalow & Springut in full and final settlement.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that U.S. Patent Nos. 5,922,307, 6,331,292 and 6,488,914 (owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. In its complaint P&G asserts that the REM Group was obligated under the Standstill Agreement not to take any action that would prevent it from granting rights to P&G under the Patents sufficient at least for P&G's current Whitestrips products. P&G further alleges that the REM Group breached that obligation by entering into the MOU and, accordingly, P&G terminated the Standstill Agreement. P&G is seeking monetary damages of at least $75,000 from the Company under the claims set forth in its complaint. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. Affirmative defenses include anticipatory breach, unclean hands, equitable estoppel, lack of justifiable controversy, and lack of jurisdictional amount. The counterclaims asserted that P&G literally infringed U.S. Patent No. 6,488,914 by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. The claims construction hearing occurred in April 2005 regarding the interpretation of the patent claims, and the ruling from this hearing is still pending. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

The Company is also subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, consolidated financial position, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the 13 week period ended March 26, 2005, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 852,443 shares of the Company's common stock, at exercise prices ranging from $4.35 to $6.30 per share. Options generally vest over a two to five-year period and have a maximum term of ten years.

For all option grants, the Company claimed exemption from registration under the Securities Act of 1933 in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

On January 9, 2005, 240,000 shares of restricted stock were granted to the new Chief Executive Officer upon his hire. The shares vest one-third upon grant and one-third each of the two anniversary dates thereafter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On May 16, 2005, BriteSmile, Inc. issued a press release announcing updated financial results for the thirteen weeks ended March 26, 2005. A copy of the updated press release is furnished herewith as Exhibit 99 to this Report and is incorporated herein by reference. The company will also post this document on its corporate website, www.britesmile.com, under the "company" link.

The information in Item 5 of Part II of this report is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. The information in this Item 5 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended. The furnishing of the information in this
Item 5 is not intended to, and does not, constitute a representation that such furnishing is required by Regulation FD or that the information this Item 5 contains is material investor information that is not otherwise publicly available.


ITEM 6.  EXHIBITS.


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

       99      Updated EarningsPress Release dated May 16, 2005 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ Gregg Coccari                                    May 16, 2005
Gregg Coccari                                        Date
Chief Executive Officer
(Principal Executive Officer)



/s/ Ken Czaja                                        May 16, 2005
Ken Czaja                                            Date
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)