Form 10-Q
period 2005-06-25
BRITESMILE INC
filed 2005-08-15
CIK 866734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 25, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to
                               -----    -----------

Commission File Number:    1-11064


                                BRITESMILE, INC.
             (Exact name of registrant as specified in its charter)

                        UTAH                             87-0410364
 ---------------------------------------------  -----------------------------
 (State or other jurisdiction of incorporation (IRS employer identification no.)
                or organization)

          460 North Wiget Lane
       Walnut Creek, California                              94598
-------------------------------------------       ---------------------------
 (Address of principal executive offices)                  (Zip Code)


                                 (925) 941-6260
                          (Issuer's telephone number,
                              including area code)
                              490 North Wiget Lane
                            Walnut Creek, California

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

Yes      __       No       X
                           -

The Company had 10,709,186 shares of common stock outstanding at August 8, 2005.

                        BRITESMILE, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 25, 2005 and December 25, 2004..................3

         Condensed Consolidated Statements of Operations for the 13 and 26 weeks ended
         June 25, 2005 and June 26, 2004..................................................................4

         Condensed Consolidated Statements of Cash Flows for the 26 weeks ended
         June 25, 2005 and June 26, 2004..................................................................5

         Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......................................22

Item 4.   Controls and Procedures.........................................................................22



PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings................................................................................24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................................27

Item 3.  Defaults upon Senior Securities..................................................................27

Item 4.   Submission of Matters to a Vote of Security Holders.............................................27

Item 5.  Other Information................................................................................27

Item 6.  Exhibits.........................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS

                                BRITESMILE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                                                      June 25, 2005      December 25,
                                                                                       (unaudited)           2004
                                                                                     ---------------     --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                        $       9,956       $      18,880
    Trade accounts receivable, net of allowances of $462 and $448                            1,959               2,118
    Account receivable from related party                                                      303                   -
    Inventories                                                                              1,067               1,635
    Prepaid expenses and other                                                                 674                 704
                                                                                     ---------------     --------------
                Total current assets                                                        13,959              23,337
                                                                                     ---------------     --------------
PROPERTY AND EQUIPMENT, NET
                                                                                            12,865              12,426
OTHER ASSETS                                                                                 2,945               3,843
INTANGIBLES, NET                                                                             5,142               5,469
                                                                                     ---------------     --------------

TOTAL ASSETS                                                                         $      34,911       $      45,075
                                                                                     ===============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                 $         5,638     $       5,182
    Accrued liabilities                                                                        5,973             5,394
    Gift certificates and prepaid appointments                                                   748             1,318
    Deferred revenue                                                                           1,756             1,049
    Accrual for Center closures                                                                  194               155
    Long-term debt to related parties - current portion                                        1,117               100
    Convertible debt - current portion                                                             -               432
    Capital lease obligations with related parties - current portion                             699             1,605
                                                                                     ---------------     --------------
              Total current liabilities                                                       16,125            15,235
                                                                                     ---------------     --------------
LONG TERM LIABILITIES:
    Deferred revenue - less current portion                                                      345                   -
    Capital lease obligations with related parties - less current portion                         24               225
    Accrual for Center closures                                                                  452               596
    Long-term debt to related parties - less current portion                                   4,768             5,698
    Convertible debt - less current portion                                                    6,287             5,125
    Financial instruments related to convertible debt                                          1,186             4,602
    Other long-term liabilities                                                                1,051             1,012
                                                                                     ---------------     --------------
                    Total long-term liabilities                                               14,113            17,258
                                                                                     ---------------     --------------
              Total liabilities                                                               30,238            32,493
                                                                                     ---------------     --------------
CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; 50,000,000 shares authorized;
    10,624,570 and 10,345,974 shares issued and outstanding, respectively                         38                38
    Additional paid-in capital                                                               172,684           170,601
    Accumulated deficit                                                                     (168,049)         (158,057)
                                                                                     ---------------     --------------
              Total shareholders' equity                                                       4,673            12,582
                                                                                     ---------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        34,911     $      45,075
                                                                                     ===============     ==============

                  See notes to condensed consolidated financial
                                  statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     ($ in thousands, except per share data)


                                                       13 Weeks Ended       13 Weeks            26 Weeks         26 Weeks
                                                       June 25, 2005          Ended              Ended             Ended
                                                                          June 26, 2004         June 25,       June 26, 2004
                                                                                                  2005
                                                       ---------------    --------------      -------------    --------------
REVENUES:
    Center whitening fees, net                         $        4,149     $       4,903       $      8,581     $       9,244
    Associated Center whitening fees, net                       4,521             5,955              8,683            10,962
    Product sales and other revenue                             1,399             1,873              2,752             4,295
                                                       ---------------    --------------      -------------    --------------

       Total revenues, net                                     10,069            12,731             20,016            24,501
                                                       ---------------    --------------      -------------    --------------

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs                               5,060             4,068              9,261             8,174
    Selling, general and administrative expenses                8,815             7,414             17,874            14,256
    Research and development expenses                              74               143                149               315
    Depreciation and amortization                               1,618             1,677              3,209             3,350
                                                       ---------------    --------------      -------------    --------------

       Total operating costs and expenses                      15,567            13,302             30,493            26,095
                                                       ---------------    --------------      -------------    --------------

          Loss from operations                                 (5,498)             (571)           (10,477)           (1,594)
                                                       ---------------    --------------      -------------    --------------

OTHER INCOME AND EXPENSES:
    Gain/(loss) on mark-to-market of financial
    instruments related to convertible debt                       (99)                -              2,631                 -
    Amortization of discount on debt                             (663)              (65)            (1,300)             (128)
    Interest and other expense, net                              (517)              (93)              (725)             (192)
                                                       ---------------    --------------      -------------    --------------

          Loss before income tax provision                     (6,777)             (729)            (9,871)           (1,914)

INCOME TAX PROVISION                                               25                 -                121                57
                                                       ---------------    --------------      -------------    --------------

          Net loss                                     $       (6,802)    $        (729)      $     (9,992)    $      (1,971)
                                                       ================   ==============      =============    ==============



BASIC AND DILUTED NET LOSS PER SHARE                   $        (0.65)    $       (0.07)      $      (0.95)    $       (0.19)
                                                       ================   ==============      =============    ==============



WEIGHTED AVERAGE SHARES - BASIC AND DILUTED                10,548,621        10,309,478         10,519,416        10,250,885
                                                       ================   ==============      =============    ==============











                  See notes to condensed consolidated financial
                                  statements.

                                BRITESMILE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                ($ in thousands)

                                                                                      26 Weeks Ended            26 Weeks Ended
                                                                                      June 25, 2005             June 26, 2004
                                                                                  -----------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $         (9,992)          $         (1,971)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       3,209                      3,739
         Amortization of discount of debt                                                    1,300                          -
         Gain on mark-to-market of financial instruments related to convertible
             debt                                                                           (2,631)                         -
         Non-cash compensation expense for restricted stock grant
                                                                                               504                          -
         Increase in variable deferred payments to a related party                               -                      1,130
         Impairment of deferred cost asset                                                     212                          -
         Loss on disposal of property and equipment                                            306                          -
         Other                                                                                  50                        128
   Change in assets and liabilities, net                                                     2,796                     (3,247)
                                                                                  -----------------------    ---------------------

                  Net cash used in operating activities                                     (4,246)                      (221)
                                                                                  -----------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in foreign spa company                                                           (256)                         -
  Purchase of property and equipment                                                        (3,578)                      (771)
                                                                                  -----------------------    ---------------------

                  Net cash used in investing activities                                     (3,834)                      (771)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease to a related party                                              (1,162)                       (61)
  Payments on debt                                                                               -                     (2,695)
  Proceeds from common stock offerings, net                                                      -                      6,340
  Proceeds from exercise of warrants                                                           245                          -
  Proceeds from exercise of stock options                                                       73                        344
                                                                                  -----------------------    ---------------------

                  Net cash provided by (used in) financing activities                         (844)                     3,928
                                                                                  -----------------------    ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (8,924)                     2,936

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD                                                                           18,880                      5,884
                                                                                  -----------------------    ---------------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                    $          9,956           $          8,820
                                                                                  =======================    =====================









                  See notes to condensed consolidated financial
                                  statements.
                                       5

                        BRITESMILE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 25, 2005

1.       Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation ("BriteSmile" or the "Company"), and its affiliates develop, distribute, market, sell and lease advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the marketing and sale of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers ("Centers"). The Company also offers its products and technologies in the United States directly to existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). Internationally, the Company distributes its products and technologies through dental distributors in various countries who then contract with Associated Centers locally. As of June 25, 2005, the Company had 17 Centers in operation. There were 2,871 domestic Associated Centers using the Company's teeth whitening processes and 2,311 teeth whitening devices in use at international Associated Centers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26 weeks ended June 25, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

2.       Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact SFAS 123(R) will have on our consolidated results.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

3.       Stock Based Compensation

The Company uses the intrinsic value method to account for its stock based compensation plans. The Company has elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No., 123, "Accounting for Stock-Based Compensation" and related interpretation, amortized ratably over the lesser of the vesting period of the respective option or the individual's expected service period. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

                                                           13 Weeks       13 Weeks     26 Weeks Ended    26 Weeks
                                                          Ended June     Ended June    June 25, 2005       Ended
                                                           25, 2005       26, 2004                     June 26, 2004
                                                         -------------- -------------- --------------- --------------

        Loss as reported...................              $     (6,802)  $       (729)  $      (9,992)  $     (1,971)
        Compensation expense reported under APB25                    -             40               -             40
        Compensation expense computed using fair value             132            234             714            949
        method
                                                         -------------- -------------- --------------- --------------
        Pro forma loss.....................              $     (6,934)  $     (1,003)  $     (10,706)  $     (2,960)
                                                         ============== ============== =============== ==============
        Pro forma basic and diluted loss per share
                                                         $      (0.66)  $      (0.10)  $       (1.02)  $      (0.29)
                                                         ============== ============== =============== ==============


To determine pro forma information as if we had accounted for employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

                                                           13 Weeks       13 Weeks       26 Weeks     26 Weeks Ended
                                                          Ended June     Ended June        Ended      June 26, 2004
                                                           25, 2005       26, 2004     June 25, 2005
                                                        --------------- -------------- -------------- ---------------
        Expected option life (in years)                      4.66            4.66           4.66           4.66
        Expected volatility                                  65%             98%            65%            98%
        Risk-free interest rate                              3.69%           4.25%          3.69%          4.25%

Certain rights to 240,000 shares of restricted stock were granted to the former Chief Executive Officer, Gregg Coccari, upon his hire date of January 9, 2005. The former Chief Executive Officer was also granted an option for the purchase of 600,000 shares of common stock at $6.30 per share. The restricted stock vested over a two-year period and the options vested over a four-year period. On June 29, 2005 the Board of Directors of the Company accepted the deemed resignation of Mr. Coccari, and his restricted stock and stock options have ceased vesting.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the 52 weeks ended December 25, 2004.

4.       Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss. Stock options totaling 1,826,708 shares and warrants totaling 1,088,039 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 26 week periods ended June 25, 2005 as their effect is anti-dilutive. Stock options totaling 924,019 shares and warrants totaling 332,825 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 26 week periods ended June 26, 2004 as their effect is anti-dilutive.

5.       Debt

The Company has certain financial instruments related to its convertible debt. The estimated fair value amounts have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company's historical valuation techniques. The value of the Financial Instruments Related to Convertible Debt - Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company registration statement relating to the warrants was declared effective which triggered the financial instrument to be reclassified to equity.

In February 2005, the Company paid $1.0 million due under the amended capital lease agreement with Excimer Vision Leasing ("EVL"), a related party, for the variable rent portion of the monthly payment due beginning November 2003 through December 2004 and the fixed rent portion of the monthly payment due beginning January 2004 through December 2004, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Under the amended capital lease agreement another $1.0 million of deferred rent is due February 15, 2006, and the remaining balance is due to be paid on February 15, 2007. As of June 25, 2005, the unpaid variable rent was $2.5 million, of which $1.5 million is included in long-term debt. As of June 25, 2005, the unpaid fixed rent on the capital lease was $723,000 of which $699,000 is current.

6.       Related Parties

The Company has paid amounts to certain entities which are considered to be related parties. The following table summarizes the amounts paid year to date in 2005 (in thousands).

------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Oraceutical, LLC                A board member is a          Merchandise/Pack out                                $767
                                founding member and          charges
                                President of Oraceutical
------------------------------- ---------------------------- ---------------------------- ----------------------------
Oraceutical, LLC                A board member is a          Consulting fee                                       $90
                                founding member and
                                President of Oraceutical
------------------------------- ---------------------------- ---------------------------- ----------------------------
LCO Properties, Inc.            Deemed affiliate of the      Monthly rent for New York                           $198
                                chairman of the board        Center
------------------------------- ---------------------------- ---------------------------- ----------------------------
LCO Investments, Ltd.           Deemed affiliate of the      Interest                                             $17
                                chairman of the board
------------------------------- ---------------------------- ---------------------------- ----------------------------
CAP America Trust               Deemed affiliate of the      Interest                                             $39
                                chairman of the board
------------------------------- ---------------------------- ---------------------------- ----------------------------
Excimer Vision Leasing          Deemed affiliate of the      Variable fees, fixed fees,                        $2,055
                                chairman of the board        plus $1 million paid on
                                                             deferred lease balance
------------------------------- ---------------------------- ---------------------------- ----------------------------


7.       Legal Proceedings

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company's consolidated financial position or results of operations beyond what management has reflected in the financial statements as of June 25, 2005. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

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

Discus has filed its answer to the amended complaint and counterclaims. In its answer, Discus denies any liability for BriteSmile's claims and raises various affirmative defenses. Discus asserts counterclaims against BriteSmile, seeking, among other claims, (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortuous interference with prospective economic advantage and economic business relations, and (iii) unfair competition.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing was consolidated with the Discus Patent Litigation. Thereafter, Nathoo filed an answer and counterclaims to the Company's complaint, as well as a third party complaint against Montgomery, who is a director of the Company, and several of Montgomery's companies, and the following Company employees or directors: John Reed, John Warner and Anthony Pilaro, alleging causes of action including correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, Reed, Warner and Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner and Pilaro; and tortuous interference with contract by the Company.

On May 13, 2005, the Court issued its Claims Construction Order construing the legal meanings of the claims of the patents-in-suit. The parties thereafter submitted a Joint Case Management Report to the Court, and they await a new scheduling order setting the dates for the remainder of discovery and trial.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement. BriteSmile has moved to dismiss those counterclaims. A hearing on BriteSmile's motion is set for September 2005.

Discovery and pre-trial proceedings are ongoing.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management"), in Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

The Company has denied these allegations and believes the alleged damages are entirely unsupported, and will continue to defend this action vigorously.

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

One of the principal defenses to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile had no rights to market and sell the Company's current light activated teeth whitening ("LATW") or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken. However, the Company is still waiting to receive from Smile documents and evidence to support Smile's calculation of damages. While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Robert Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BriteSmile Development, Inc. in May 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that certain U.S. patents owned by the Company (but owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. P&G is also seeking monetary damages of at least $75,000 from the Company. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

Gregg A. Coccari v. BriteSmile, Inc. and Anthony M. Pilaro, commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company's CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. Based on, among other things, statements made by Coccari and his representatives, the Company deemed that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari. Coccari has not provided the Company with a statement of claims concerning his allegations. Coccari's demand for arbitration seeks an award of $10 million. However, the Company believes that Coccari's claims are without merit and intends to vigorously defend against such claims.

The Company is also subject to legal proceedings and claims in the ordinary course of business, including claims of alleged personal injury, infringement of trademarks and other intellectual property rights. However, the Company believes any such claims that have been presented to the Company as of the date of this report are without merit and the Company will vigorously defend against any such claims.

8.       Investment in Foreign Spa Company

In April 2005, the Company entered into a Shareholder Agreement with Dental Spa Company (an unrelated Thailand company) to establish a Thailand company whose business purpose is to open and operate a new Center in Bankgkok, Thailand. The Company contributed $256,000 to purchase 49.9% of the outstanding shares. Dental Spa Company contributed 50.1% of the initial capital. Each shareholder has an approximately 50% economic interest in the center company. The initial capital investment will be used to build out the Center, for a down payment on a facility lease, and for general working capital requirements. The Center, which is not expected to open until the fourth quarter of 2005, will be located in the Siam Paragon shopping destination currently under construction.

9.       Subsequent Events

On June 29, 2005 the Board of Directors of the Company accepted the deemed resignation of the Chief Executive Officer. The President, Dr. Julian Feneley, has assumed all the responsibilities of the Chief Executive Officer.

On June 20, 2005, the Compensation Committee of the Board of Directors of the Company granted stock options for 136,500 shares to various employees at an exercise price equal to the market price of the Company's stock on that day.

On July 22, 2005, the Company announced that its former independent registered public accounting firm, Deloitte & Touche ("Deloitte") resigned as the Company's public accounting firm, effective as of July 18, 2005. On August 10, 2005, the Company engaged Stonefield Josephson, Inc. ("Stonefield") as its new independent registered public accounting firm to audit the Company's consolidated financial statements for the 53 weeks ending December 31, 2005, and to perform procedures related to the financial statements included in the Company's quarterly reports on Form 10-Q, beginning with the quarter ended June 25, 2005. The Audit Committee of the Board of Directors of the Company participated in and approved the decision to engage Stonefield. The company also reported that during the 52 week periods ended December 25, 2004 and December 27, 2003, and through July 25, 2005 (following the resignation of Deloitte), the Company has not consulted with Stonefield regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statement, and neither a written report was provided to the Company or oral advice was provided that Stonefield concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event, as that term is defined in
Item 304(a)(1)(v) of Regulation S-K.

On July 12, 2005, the Company and Excimer Vision Leasing ("EVL"), a related party, amended BriteSmile's capital lease agreement to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease.

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

     o The loss of product market share to competitors and/or development of new or superior technologies by competitors; in fact, there is increased competitive pressure in the Associated Centers;

     o    Ongoing  operating losses  associated with the development,  marketing
          and   implementation   of   new,   light-activated   teeth   whitening
          technologies;

     o Failure of the Company to secure additional financing to support the operation and expansion of Centers and Associated Centers and to meet working capital requirements;

     o Unproven market for the Company's new whitening products, whitening process, and "Whitening Center" and "Associated Center" concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

     o Failure to develop marketing strategies and delivery methods to penetrate U.S. and non-U.S. markets;

     o    Lack of product diversity; and,

     o    Unfavorable  outcomes  with  respect to some or all of the state sales
          tax  assessment   negotiations   referred  to  below  under  "Critical
          Accounting Policies and Estimates - Sales Tax Liability".

     o Failure of the Company to successfully defend itself in any legal proceedings in which the Company is a party.

     o The market price of the Company's stock may be inordinately affected by the Company's financial results which include significant non-cash factors.



Critical Accounting Policies And Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income and sales taxes, warranty obligations, financing operations, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are sold or shipped to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Company-run Centers when the procedures have been performed, while related discounts on procedures booked through the Company's call center are recorded at the time the procedure is booked. The Company defers the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and recognizes the income over the estimated performance period. The Company defers the revenue generated on the sale of key cards and activation codes to customers outside of the United States (primarily distributors who sell through to dentists) and recognizes the income over the estimated sell-through period for the distributors. Additionally, revenue from procedure sales may be deferred if any of the components necessary to perform the procedure have not been sent to the dentist or distributor.

BriteSmile's policy is not to accept any return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

Beginning in the third quarter of 2004, BriteSmile introduced the Smile Forever program. Under various versions of the program, Center customers can pay an additional fee for the right to receive touch-up procedures over a one- or two-year period. The revenue associated with this program is deferred and recognized in product sales over the specific maintenance period.

Deferred Contract Costs

During 1999, the Company granted warrants to Orthodontic Centers of America ("OCA") in consideration of OCA installing the Company's BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The value of the deferred contract costs was determined to be impaired as of June 25, 2005. See "Impairment" below.

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provides the Magic Mirror to Associated Centers that enter into a five year contract to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor's Products)", the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandons the contract or fails to order any procedures for six months, the remaining capitalized cost of the Magic Mirror is written off. At June 25, 2005 the capitalized amount on the balance sheet was $546,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

Management will continually assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center. If the financial condition of BriteSmile's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at June 25, 2005 was $462,000 including approximately $130K allowance for potential right of return.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. An impairment charge of $105,000 for capitalized Magic Mirror Mold & Tooling, net of depreciation, was recognized in the 13 week period ending June 25, 2005. In the same period, a $65,000 impairment charge was recognized for lighting devices which, in management's opinion, may not be feasibly recoverable from foreign countries.

Center Closures

During 2001, BriteSmile recorded significant reserves in connection with Center closures. These reserves, which were adjusted in 2003, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. The Company recorded an additional reserve in the first quarter of 2004 for severance and lease liabilities associated with the closure of the Honolulu Center. Although the Company does not anticipate significant changes, the actual costs related to the closures may differ from these estimates. In total, the Center closure reserve decreased $105,000 in the 26 weeks ended June 25, 2005, due to lease payments.

Financial Instruments Related to Convertible Debt

The estimated fair value amounts of the Company's Financial Instruments Related to Convertible Debt have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized. The value of the Financial Instruments Related to Convertible Debt - AIR is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until expiration in the third quarter of this year when the liability will be extinguished. The value of the Financial Instruments Related to Convertible Debt - Conversion Feature is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement for the life of the debt.

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers - which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, Management has estimated and accrued approximately $1.0 million through June 25, 2005 for potential additional sales tax liability related to these assessments and related state sales tax matters. Of this total, approximately $0.5 million was accrued in the second quarter of 2005.

The Company may further increase its tax reserves during the remainder of 2005 in response to tax assessments received to date. As of the date of this report, the Company's maximum exposure related to these assessments in excess of the current reserve is approximately $1.7 million. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial authority for its reporting. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company's financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Impairment

In the second quarter of 2005, the Company recorded a charge of $212,000 for the impairment of warrants issued in 1999 which had been capitalized as a deferred contract cost asset. Management impaired this deferred cost asset based on the projected discounted cash flows related to sales to the contracted dentists. As of June 25, 2005, the remaining value of this deferred cost was $400,000.

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

Selling, general and administrative expenses are composed of all selling and marketing expenses as well as expenses associated with all corporate and administrative functions that support existing operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, professional services, information systems, operating costs of the Company's call center, training and field support.

Research and development costs represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company's position in the teeth-whitening industry.

The following table sets forth unaudited operating results for the 13 week and 26 week periods ended June 25, 2005 and June 26, 2004 as a percentage of sales in each of these periods. This data has been derived from the unaudited financial statements.

                                                 13 Weeks       13 Weeks ended        26 Weeks           26 Weeks
                                                  ended                                ended              ended
                                              June 25, 2005      June 26, 2004     June 25, 2005      June 26, 2004
                                              -------------      -------------     -------------      -------------
Revenues:
      Center whitening fees, net                     41.2%             38.5%             42.9%               37.7%
      Associated Center whitening fees,
      net                                            44.9%             46.8%             43.4%               44.8%
      Product sales                                  13.9%             14.7%             13.7%               17.5%
                                              -------------      -------------     -------------      -------------
      Total revenues, net                           100.0%            100.0%            100.0%              100.0%
                                              -------------      -------------     -------------      -------------


Operating Costs and Expenses:
      Operating and occupancy costs                  50.2%             32.0%             46.3%               33.4%
      Selling, general and administrative
      expenses                                       87.6%             58.2%             89.4%               58.1%

      Research and development expenses               0.7%              1.1%              0.7%                1.3%
      Depreciation and amortization                  16.1%             13.2%             16.0%               13.7%
                                              -------------      -------------     -------------      -------------

      Total operating costs and expenses            154.6%            104.5%            152.3%              106.5%
                                              -------------      -------------     -------------      -------------

Loss from operations                                -54.6%             -4.5%            -52.3%               -6.5%
                                              -------------      -------------     -------------      -------------

      Gain/(loss) on mark-to-market of
      financial instruments                          -1.0%                 -             13.1%                   -
      Amortization of discount on debt               -6.6%                 -             -6.5%                   -
      Interest expense and other
        expense, net                                 -5.1%             -1.2%             -3.6%               -1.3%
                                              -------------      -------------     -------------      -------------

Loss before income tax provision                    -67.3%             -5.7%            -49.3%               -7.8%
Provision for income taxes                           -0.2%             -0.0%             -0.6%               -0.2%
                                              -------------      -------------     -------------      -------------
Net Loss                                            -67.5%             -5.7%            -49.9%               -8.0%
                                              =============      =============     =============      =============





The following are explanations of significant period-to-period changes for the 13 weeks ended June 25, 2005 and June 26, 2004:

Revenues

Total Revenues, net. Total revenues, net decreased by $2.6 million, or 21%, to $10.1 million for the 13 weeks ended June 25, 2005, from $12.7 million for the 13 weeks ended June 26, 2004.

Center Whitening Fees, net. Center whitening fees decreased by $754,000, or 15%, to $4.1 million for the 13 weeks ended June 25, 2005, from $4.9 million for the 13 weeks ended June 26, 2004. The number of procedures performed in the Centers decreased 8% to 8,979 in the second quarter of 2005, compared to 9,798 in the same quarter of 2004 due to weak sales in existing Centers partially offset by procedures performed in new Centers opened in the last year. Average whitening fees per procedure decreased 8% to $462 per procedure in the second quarter of 2005, as a result of increased discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The Company cannot forecast future trends in fees based on the recent market conditions.

Associated Center Whitening Fees, net. Associated Center whitening fees, net decreased by $1.4 million, or 24%, to $4.5 million for the 13 weeks ended June 25, 2005, from $5.9 million for the 13 weeks ended June 26, 2004. The total number of procedures in all Associated Centers decreased 28% to 28,500 procedures in the second quarter of 2005 compared to 39,470 procedures in the same quarter of 2004 due in part to increased competitive pressure in this channel. Average whitening fees per procedure increased 5% from $151 per procedure in the second quarter of 2004 to $158 per procedure for the 13 weeks ended June 25, 2005, primarily due to reduced discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The Company cannot forecast future trends in fees based on the recent market conditions.

Product Sales and Other Revenue. Product sales decreased by 25% to $1.4 million for the 13 weeks ended June 25, 2005, from $1.9 million for the 13 weeks ended June 26, 2004, primarily due to lower retail sales through the Associated Centers from the comparable period in 2004. Domestic retail sales for the second quarter decreased by approximately $212,000 from the comparable period in 2004. International retail sales for the second quarter decreased by approximately

$30,000. Smile Forever maintenance fees of $189,000 were recognized in the second quarter of 2005; this maintenance program was not in place in the first half of 2004. Product sales and other revenue includes sales of retail products such as BriteSmile to Go ("BTG"), mouthwash, toothpaste, toothbrushes, sales of Magic Mirrors, recognition of Smile Forever deferred revenues, and payments from customers to reimburse product shipment freight costs.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 50% for the 13 weeks ended June 25, 2005, compared to 32% in the 13 weeks ended June 26, 2004. This was due to: a) decreased revenue and a $775,000 increase in occupancy and operating expenses for the quarter, primarily due to new spas and expanded operating hours compared to the same quarter in 2004, and b) an impairment of intangible asset in 2005 of $212,000. The major expense components in this category are cost of goods sold for all products and services, operating costs of Centers, which include salaries for the dentist and supporting staff, lease financing and rent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net revenues to 88% for the 13 weeks ended June 25, 2005 compared to 58% in the 13 weeks ended June 26, 2004. This was due to reduced sales and significantly increased SG&A expenses for the quarter compared to the same quarter in 2004. The $1.4 million increase in selling, general and administrative expenses resulted from increased advertising initiatives expensed during the quarter, the accrual for possible settlement in connection with current legal matters, net of reversal of recognition of non-cash compensation, of $62,000 and approximately $484,000 accrued for potential additional sales tax liability related primarily to recent assessments received by the Company.

Research and Development Expenses. Research and development expenses of $74,000 were 1% of net revenues for the second quarter of 2005 compared to $143,000, or 1% of net revenues in the corresponding period in 2004.

Depreciation and Amortization. Due to decreased net sales, depreciation and amortization increased as a percentage of net sales to 16% for the second quarter of 2005, compared to 13% in the corresponding period in 2004. Depreciation and amortization decreased on a dollar basis by $59,000 from the corresponding quarter one year ago.

Amortization of discount on convertible debt. The convertible debt issued in December 2004 was valued net of discount. That discount is amortized over the life of the debt using the effective interest method. For the 13 weeks ended June 25, 2005, the amortization of discount on convertible debt was $663,000.

Interest and other expense, net. Interest and other expense, net increased to $517,000, or 5% of net revenue, for the second quarter of 2005 from $158,000, or 1% of net revenue, for the corresponding period in 2004. The increase was due to lower sales in the quarter, higher interest expense related to the December 2004 convertible note financing, as well as recognition of loss on disposal or impairment of certain fixed assets partially offset by royalties received.


The following are explanations of significant period-to-period changes for the 26 weeks ended June 25, 2005 and June 26, 2004:

Revenues

Total Revenues, net. Total revenues, net decreased by $4.5 million, or 18%, to $20.0 million for the 26 weeks ended June 25, 2005, from $24.5 million for the 26 weeks ended June 26, 2004.

Center Whitening Fees, net. Center whitening fees, net decreased by $663,000 or 7% to $8.6 million for the 26 weeks ended June 25, 2005, from $9.2 million for the 26 weeks ended June 26, 2004. The number of procedures performed in the Centers decreased 2% to 18,232 for the 26 weeks ended June 25, 2005, compared to 18,616 for the same period of 2004. Average whitening fees per procedure decreased 5% to $471 per procedure for the 26 weeks ended June 25, 2054, compared to the same period of 2004, primarily due to increased discounting. Generally, the level of discounting varies from period to period based on the market conditions at the time. The Company cannot forecast future trends in this regard.

Associated Center Whitening Fees, net. Associated Center whitening fees, net decreased by $2.3 million, or 21%, to $8.7 million for the 26 weeks ended June 25, 2005, from $11.0 million for the 26 weeks ended June 26, 2004. The decrease was primarily due to 20% and 14% decreases in procedures in domestic and international Associated Centers, respectively. The total number of procedures in all Associated Centers decreased 18% to 57,720 procedures in the 26 weeks ending June 25, 2005, compared to 70,340 procedures in the same period of 2004. Average whitening fees per procedure decreased 4% from $156 per procedure to $150 per procedure for the 26 weeks ended June 25, 2005, compared to the same period of 2004, primarily due to increased deferred revenue in the international market. Additionally, discounting varies from period to period and can affect the fees per procedure. The Company cannot forecast future trends in this regard.

Product Sales and Other Revenue. Product sales decreased by 36% to $2.8 million for the 26 weeks ended June 25, 2005, from $4.3 million for the 26 weeks ended June 26, 2004, primarily due to sales recognized in 2004 for one of the Company's product distributors, Sullivan Schein. Retail products are sold at Centers and Associated Centers, through partners such as Sullivan Schein, directly by the Company's Call Center and on the Company's website. Product sales and other revenue includes the Company's BTG, toothpaste, mouthwash, whitening gum, toothbrushes, and Magic Mirrors, recognition of Smile Forever deferred revenues and payments from customers to reimburse product shipment freight costs.

Operating Costs and Expenses

Operating and Occupancy Costs. Operating and occupancy costs as a percentage of net revenues was 46% for the 26 weeks ended June 25, 2005, compared to 33% for the 26 weeks ended June 26, 2004. The major expense components in this category are cost of goods sold, lease financing, and operating costs of Centers, which include salaries for the dentist and supporting staff, and rent. The year over year cost increase was due to decreased revenue and a $875,000 increase in occupancy and operating expenses for the 26 weeks, primarily due to new spas and expanded operating hours compared to the same period in 2004 and an impairment of a deferred cost asset of $212,000 recognized in 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales to 89% in the 26 weeks ended June 25, 2005, compared to 58% in the corresponding period in 2004. This increase was due primarily to reduced sales in the 26 weeks ended June 25, 2005 compared to the same period in 2004. The $3.6 million increase in selling, general and administrative expenses resulted from elevated salary and benefits including accrual for possible settlement in connection with current legal matters. Additionally, advertising expenses increased by $1.6 million from the comparable 26-week period in 2004 and freight, professional fees and sales center costs increased in 2005.

Research and Development Expenses. Research and development expenses of $149,000 remained at 1% of net revenues in the 26 weeks ended June 25, 2005 while actually declining on a dollar basis from $315,000 in the 26 weeks ended June 26, 2004.

Depreciation and Amortization. Depreciation and amortization increased as a percentage of net sales to 16% for the 26 weeks ended June 25, 2005, compared to 14% in the corresponding period in 2004. The decrease of $141,000 in depreciation and amortization expense to $3.2 million for the 26 weeks ended June 25, 2005 is due to existing fixed assets becoming fully depreciated partially offset by new assets related to center construction put into service throughout the first half of 2005.

Interest and other expense, net. Interest and other expense, net increased $405,000 to $725,000, or 4% of net revenue, for the 26 weeks ended June 25, 2005, from $320,000, or 1% of net revenue, for the corresponding period in 2004. Interest expense increased primarily due to additional debt incurred at the end of 2004 somewhat offset by increased interest income from investments. Other expense includes $306,000 of loss on disposal and impairment of equipment for the 26 weeks ended June 25, 2005.

Liquidity and Capital Resources

General

The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt. At June 25, 2005, the Company had $9.9 million in cash and $0.9 million in borrowing capacity under lines of credit. To date, the Company has yet to achieve profitability. The Company expects that its principal uses of cash will be to provide working capital, for debt service, to finance capital expenditures, and to meet corporate expenses.

The Company has made the following changes to its capital resources since the beginning of 2004: o In December 2004, the Company obtained $11.2 million (net proceeds) from the sale of Convertible Debt to six investors for the purpose of funding new Center expansion and general working capital requirements. o In August 2004, the Company and EVL, a related party, amended BriteSmile's capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due would be paid on February 15, 2007. The first payment was made on February 15, 2005.
o In August 2004, the Company repaid to EVL the remaining principal balance of approximately $0.8 million obtained from EVL in March 2001.
o In January 2004, the Company received $6.8 million from the December 2003 private placement of 923,943 shares of common stock (of which $1.7 million was received in December 2003).
o On July 12, 2005, the Company and Excimer Vision Leasing ("EVL"), a related party, amended BriteSmile's capital lease agreement to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for unpaid variable and fixed fees unpaid at the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease.

Based upon current cash on hand, available borrowing capacity, current business projections combined with the ability to reduce expenses and capital expenditures, the Company believes it has sufficient liquidity to support operations into the first half of 2006. However, the Company may not have sufficient liquidity to support operations for at least another 12 months, and therefore, raises the question as to whether the going concern basis of accounting reflected in this report continues to be appropriate. We operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs. Accordingly, our liquidity projections may improve or deteriorate depending on these changing conditions. At this time, the Company believes that it will be required to raise additional funds through the sale of equity or debt securities and/or become cashflow positive by 2006. However, additional capital may not be available on satisfactory terms, if at all. Furthermore, additional debt financing may contain covenants that restrict our operations


Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment, and to a lesser degree, debt repayments. During the first quarter of 2004, the Company repaid a $2 million bridge loan (including interest) obtained in November 2003 from LCO Investments Limited ("LCO"), a related party. LCO is the Company's primary shareholder. During the third quarter of 2004, the Company repaid a loan with a remaining principal amount of $0.8 million obtained in March 2001 from EVL, also a related party.

In 2003 and 2004, the Company and EVL amended their capital lease agreement to provide that the variable rent portion of the monthly payment due beginning November 2003 and the fixed rent portion of the monthly payment due beginning January 2004 would be deferred and paid to EVL in annual installments beginning February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. As of June 25, 2005, the unpaid variable rent was $2.5 million, of which $1.5 million is included in long-term debt. As of June 25, 2005, the unpaid fixed rent was $723,000 of which $699,000 is current.

The primary cash requirements of the Company are for maintaining current operations, debt service and capital expenditures to grow the network of Associated Centers and Company-managed Centers. In particular, spending on employee salaries, advertising, cost of goods and rents is required to operate the business.

Sources of Cash, Liquidity and Capital Resources

In the 26 weeks ended June 25, 2005, net cash used in operations was $4.2 million.

Net cash used in financing activities was $844,000 for the 26 weeks ended June 25, 2005, compared to net cash provided of $3.9 million for the same period in 2004. During the 26 weeks ended June 25, 2005, the Company paid principal on capital leases of $1.2 million to EVL, a related party, and received proceeds of $73,000 from exercises of stock options and $245,000 from exercises of warrants, including $148,000 from LCO, a related party.

Capital expenditures were $3.6 million for the 26 weeks ended June 25, 2005, compared to $771,000 for the same period in 2004. The capital expenditures in the 26 weeks ended June 25, 2005 were primarily related to the buildout of new Centers and the purchase of new LATW devices.

Cash paid for interest and income taxes during the 26 weeks ended June 25, 2005 was $34,211 and $84,415, respectively.

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

Seasonality

The Company believes that its business follows seasonal trends due to changing consumer demand during certain holiday periods and national days such as Valentine's Day, Mother's Day and Father's Day. As a result, the Company's sales performance could potentially be affected.


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

In connection with its audit of the Company's 2004 financial statements, Deloitte & Touche LLP, the Company's former independent registered public accounting firm, determined that (1) inadequacies in the design and execution of the Company's internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constitute material weaknesses in the Company's internal control structure for the year ended December 25, 2004. The inadequacies in the Company's control structure included deficiencies or inadequacies in the following specific areas: payments made to vendors without adequate supporting documents, communication of all transactions to the financial department, segregation of duties among finance department employees, recording of inventory and physical inventory counts, tracking of fixed assets, and timely completion of account reconciliations. Although any one of the foregoing categories may not relate to material dollar amounts, in the aggregate they represent a material weakness in the Company's internal control structure. With respect to any specific adjustments identified in the audit process related to improper application of accounting principles or inadequacy of internal controls, the Company believes that all such adjustments have been made and are properly incorporated in the reported results of the Company.

The Company's management, with the participation of its President (its Principal Executive Officer) and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. Based on this evaluation, the Company's President and Chief Financial Officer concluded that as a result of the material weaknesses referred to above, the Company's disclosure controls and procedures are not effective as of the end of the period covered by this report.

The Company has made, and will continue to make, improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, to address the identified deficiencies. In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

                                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Legal Proceedings

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company's consolidated financial position or results of operations beyond what management has reflected in the financial statements as of June 25, 2005. This conclusion has been developed in consultation with outside counsel handling BriteSmile's defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BriteSmile's strategies related to these legal actions.

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

Discus has filed its answer to the amended complaint and counterclaims. In its answer, Discus denies any liability for BriteSmile's claims and raises various affirmative defenses. Discus asserts counterclaims against BriteSmile, seeking, among other claims, (i) judicial declarations that BriteSmile's patents are invalid, unenforceable, and have not been infringed, (ii) tortuous interference with prospective economic advantage and economic business relations, and (iii) unfair competition.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing (discussed below) was consolidated with the Discus Patent Litigation. Thereafter, Nathoo filed an answer and counterclaims to the Company's complaint, as well as a third party complaint against Montgomery, who is a director of the Company, and several of Montgomery's companies, and the following Company employees or directors: John Reed, John Warner and Anthony Pilaro, alleging causes of action including correction of inventorship of several of the Company's patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, Reed, Warner and Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro; fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, and Pilaro; and tortious interference with contract by the Company.

On May 13, 2005, the Court issued its Claims Construction Order construing the legal meanings of the claims of the patents-in-suit. The parties thereafter submitted a Joint Case Management Report to the Court, and they await a new scheduling order setting the dates for the remainder of discovery and trial.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement. BriteSmile has moved to dismiss those counterclaims. A hearing on BriteSmile's motion is set for September 2005.

Discovery and pre-trial proceedings are ongoing.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile In April 2002, Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management"), in Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

The Company has denied these allegations and believes the alleged damages are entirely unsupported, and will continue to defend this action vigorously.

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

One of the principal defenses to Smile's claims is that the distributor agreement expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current light activated teeth whitening ("LATW") or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement.

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

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken. However, the Company is still waiting to receive from Smile documents and evidence to support Smile's calculation of damages. While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company ("P&G") filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery is a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that certain U.S. patents owned by the Company (but owned by the REM Group at the time the complaint was filed) (the "Patents") are invalid and unenforceable, and that P&G's Whitestrips product does not infringe the Patents. P&G is also seeking monetary damages of at least $75,000 from the Company. Defendants have filed a motion to dismiss P&G's declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for, advertising and otherwise promoting the Crest Whitestrips products to others for resale. There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

Gregg A. Coccari v. BriteSmile, Inc. and Anthony M. Pilaro, commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company's CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. Based on, among other things, statements made by Coccari and his representatives, the Company deemed that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari. Coccari has not provided the Company with a statement of claims concerning his allegations. Coccari's demand for arbitration seeks an award of $10 million. However, the Company believes that Coccari's claims are without merit and intends to vigorously defend against such claims.

The Company is also subject to legal proceedings and claims in the ordinary course of business, including claims of alleged personal injury, infringement of trademarks and other intellectual property rights. However, the Company believes any such claims that have been presented to the Company as of the date of this report are without merit and the Company will vigorously defend against any such claims.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the 26 week period ended June 25, 2005, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 852,443 shares of the Company's common stock, at exercise prices ranging from $4.35 to $6.30 per share. Options generally vest over a two to five-year period and have a maximum term of ten years.

For all option grants, the Company claimed exemption from registration under the Securities Act of 1933 in that the Company believes such grants were not "sales" within the meaning of the Act. Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

On January 9, 2005, 240,000 shares of restricted stock were granted to the former Chief Executive Officer upon his hire. The shares vested one-third upon grant and were to vest one-third each of the two anniversary dates thereafter. At the time of his deemed resignation in June 2005, 80,000 options had vested.

During the 13 weeks ended June 25, 2005, the Company received proceeds of $245,000 from exercises of warrants, including $148,000 from LCO, a related party.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.


     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.


/s/ Julian Feneley                                   August 15, 2005
Julian Feneley                                       Date
President
(Principal Executive Officer)



/s/ Ken Czaja                                        August 15, 2005
Ken Czaja                                            Date
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)