Form 10-K/A
period 2004-12-25
BRITESMILE INC
filed 2005-08-26
CIK 866734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 Amendment No. 2

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
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

              460 North Wiget Lane, Walnut Creek, California, 94598
               (Address of principal executive offices, Zip Code)

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

         The number of shares outstanding of the registrant's common stock as of August 15, 2005 was 10,549,130.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.
================================================================================


================================================================================

                 Explanatory Note to Form 10-K/A Amendment No. 2


This Amendment No. 2 to the Annual Report on Form 10-K, as amended by Amendment No. 1 thereto (the "Annual Report"), of BriteSmile, Inc. (the "Company") is being filed in response to comments received from the Securities and Exchange Commission to the Company's Preliminary Proxy Statement for its 2005 Annual Meeting of Stockholders, including to correctly refer to Accounting Principles Board Opinion No. 14, which was erroneously referred to as Statement of Financial Accounting Standards No. 14, in footnote 7 to the Company's consolidated financial statements included in Item 8 of the Annual Report. There have been no changes to the financial data.


This Amendment No. 2 speaks as of the date it is filed and reflects only the changes to Items 8 and 9A of Part II, Items 10, 11 and 13 of Part III and Item 15 of Part IV set forth below. No other information in the Annual Report, including the other information set forth in our financial statements and the footnotes thereto, has been modified or updated in any way.



PART II.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and associated notes are amended only to delete footnote 7 to the Company's consolidated financial statements and replace it with the following to correctly refer to Accounting Principles Board Opinion No. 14, which was erroneously referred to as Statement of Financial Accounting Standards No. 14 under the caption "Convertible Debt" therein.

7. Financing Arrangements
     Following is a summary of the Company's outstanding debt financing arrangements (in thousands):

                                                                         December 25,        December 27,
                                                                             2004                2003
                                                                         -------------       -------------
Bridge loan payable to LCO                                               $        --         $      2,000
Preferred Stock - BDI                                                           1,000               1,000
Note payable - Intellectual property                                              --                  800
Note Payable to LCO, (net of discount of $1,299 and $1,560
respectively)                                                                     701                 440
Note Payable to EVL                                                               --                1,083
CAP America Trust Center Loan                                                   1,551               1,551
EVL variable rent (See note 5)                                                  2,546                 329
Convertible debt, net of discount of $6,875                                     5,125                 --
Financial instrument related to convertible debt - warrants                     1,201                 --
Financial instrument related to convertible debt - AIR                            432                 --
Financial instrument related to convertible debt - conversion
option                                                                          3,401                 --
                                                                         -------------       -------------

Total outstanding debt                                                         15,957               7,203
Less current portion                                                             (532)             (3,039)
                                                                         -------------       -------------

Long-term debt                                                           $     15,425        $      4,164
                                                                         -------------       -------------


     The following table presents the approximate annual maturities of debt (in thousands):

2005                                                                                            $     100
2006                                                                                                3,833
2007                                                                                                5,946


2008                                                                                                6,500
2009                                                                                                1,718
Thereafter                                                                                          1,000
                                                                                                ----------

Total                                                                                           $  19,097
Less future amortization of discounts and mark-to-market of Financial instruments related
to convertible debt                                                                                (3,140)
                                                                                                ----------

Total debt, net of discounts                                                                    $  15,957
                                                                                                ----------


Bridge loan Payable to LCO

     In November 2003, the Company borrowed $2.0 million from LCO Investments Limited ("LCO"), a related party as described in Note 10, for general working capital purposes. This note was repaid in January 2004, including interest at LIBOR plus 250 basis points, 4.0% at December 27, 2003.

Preferred Stock - BDI

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

Note payable - Intellectual property

     As described in Note 2, in July 2003 BDI acquired intellectual property from a related party for a purchase price of $6.4 million of which $800,000 was payable in quarterly installments over one year. This note was non-interest bearing, and was paid in full in 2004.

Note Payable to LCO

     During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans is accrued monthly at a rate of 1-year LIBOR plus 200 basis points. The rate is reset every thirty days. The notes included detachable warrants to purchase 333,335 shares of common stock at $6.00 per share. The fair value of these warrants, $1.7 million, is recorded as debt discount and being amortized to interest expense, using the effective interest method. The carrying value at December 25, 2004 was $701,000 net of $1,299,000 unamortized discount. This note is due in two payments of $1 million each on May 9, 2008 and July 23, 2008.

Note Payable to EVL

     In March 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan had a maturity date of May 10, 2006. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and interest and a "final payment" of principal. Fixed monthly payments of $12,500 are due during the loan period. Variable payments are $25 for each LATW procedure performed at the Company's Centers. For 2004, 2003 and 2002 variable payments totaled $568,000, $718,000 and $717,000, respectively, of which $68,000, $218,000 and $217,000, respectively was allocated to interest. This note was repaid in August 2004.

CAP America Trust Center Loan

     In May, 2003 the Company and CAP America Trust, a related party, entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may borrow until May 10, 2006. Up to $1.7 million of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company has drawn down $1.6 million under this loan as of December 25, 2004 at 6%, and had

$900,000 available for working capital needs and revenue generating initiatives. Payments under the loan consist of "fixed payments" of interest, "variable payments" of principal and interest and a "final payment" of principal. Variable payments are $25 for each LATW procedure performed at the Company's Centers, with the first $500,000 applied to principal and the remaining payments applied to interest during each calendar year. Variable payments begin on May 11, 2006.

Convertible Debt

     In December 2004, BriteSmile sold to six investors in a private placement $12 million of convertible debt (the "Convertible Debt") that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the "Financial Instruments Related to Convertible Debt - Warrants"). The investors also have an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the "Financial Instruments Related to Convertible Debt - AIR"). The Financial Instruments Related to Convertible Debt - Warrants and the Financial Instruments - AIR together are the "Financial Instruments Related to Convertible Debt". In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

     The Company allocated the net proceeds from the sale of the Convertible Debt between the Convertible Debt, the Financial Instruments Related to Convertible Debt - Warrants, and the Financial Instruments Related to Convertible Debt - AIR based on their relative fair values. The Company employed the Black-Scholes model to value the embedded conversion option of the Convertible Debt. The relative fair values of the Financial Instruments Related to Convertible Debt - Warrants and the Financial Instruments Related to Convertible Debt - AIR, and the fair value of the embedded conversion option resulted in the recording of a discount on the Convertible Debt. The table below details the accounting treatment of the Convertible Debt in thousands.


   Proceeds of the convertible debt                                                               $      12,000
    Issuance costs incurred                                                                                 836
                                                                                                  --------------------
    Net proceeds of the convertible debt                                                          $      11,164
                                                                                                  ====================

    Allocation of convertible debt proceeds:
    Allocated relative fair value of financial instrument related to convertible debt - warrants  $       1,429
    Allocated relative fair value of financial instrument related to convertible debt - AIRs                654
    Fair value of financial instrument related to convertible debt - conversion option                    4,011
    Fair value of convertible debt, net of discount                                                       5,070
                                                                                                  --------------------
      Total net proceeds of the convertible debt                                                  $      11,164
                                                                                                  ====================

       Balance sheet presentation of convertible debt at December 25, 2004:
   Net carrying value of convertible debt prior to amortization and mark-to-market adjustment     $      11,164
   Less: mark-to-market adjustment                                                                       (1,060)
   Amortization of discount                                                                                  55
                                                                                                  --------------------
   Net carrying value of convertible debt at December 25, 2004                                    $      10,159
                                                                                                  ====================

        Net carrying value of convertible debt at December 25, 2004 - current                     $         432
                                                                                                  ====================
        Net carrying value of convertible debt at December 25, 2004 - non current                 $       9,727
                                                                                                  ====================

     In accordance with APB No. 14, the Company has accounted for the Financial Instruments Related to Convertible Debt - Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt
- Warrants was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 4.42 years. The value of the Financial Instruments Related to Convertible Debt - Warrants has been recorded as a long-term liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt - Warrants on the effective date of the transaction was $1.4 million. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $228,000 reduction in fair value.

     In accordance with APB No. 14, the Company has accounted for the Financial Instruments Related to Convertible Debt - Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights has been recorded as a current liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights on the effective date of the transaction was $654,000. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $222,000 reduction in fair value.

     In accordance with SFAS No. 133, the Company has accounted for the Financial Instruments Related to Convertible Debt - Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt - Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt - Conversion Option has been recorded as a current liability and was marked to market on December 25, 2004. The value of the Financial Instruments Related to Convertible Debt - Conversion Option on the effective date of the transaction was $4.0 million. Utilizing the Black-Scholes option pricing model, the mark to market adjustment for the re-measurement period ended December 25, 2004 was a $611,000 reduction in fair value.

     The total mark to market adjustments resulted in a gain of $1.1 million for the re-measurement period ended December 25, 2004.

     The discount on the Convertible Debt will be amortized to interest expense over the 53-month period to the maturity of the Convertible Debt using the effective yield method. The Convertible Debt accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest is payable quarterly in arrears. The first interest payment date was March 31, 2005.

CAP Advisers Line of Credit

     In December 2001, BriteSmile International, a subsidiary of the Company, entered into Credit and Security Agreements (the "Credit Agreements") with CAP Advisers Limited ("CAP Advisers"), a related party as described Note 10, which provided for a $6.5 million line of credit. During 2003, CAP Advisers assigned their interest in the outstanding balance to LCO. In November 2003, LCO agreed to accept 511,813 shares of restricted Common stock of the Company in full satisfaction of the outstanding loan balance of $6.5 million. The conversion price for the shares was $12.70 per share.

2% Convertible Promissory Note

     In November 2002, the Company sold to two investors in a private placement 2% convertible notes, which were due and payable on November 20, 2005 (the "November 2002 Notes"). The November 2002 Notes were convertible into shares of common stock of the Company at a conversion rate of $2.40 per share. The two investors, who purchased the November 2002 Notes, both affiliates of the Company, are: LCO ($2.5 million) and Bradford G. Peters ($1.0 million). The CEO of the Company funded an additional $500,000 in 2003 under the same terms, pursuant to a subscription agreement.

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

     In connection with its audit of the Company's 2004 financial statements, Deloitte & Touche LLP, the Company's former independent registered public accounting firm reported that (1) inadequacies in the design and execution of the Company's internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constitute material weaknesses in the Company's internal control structure for the year ended December 25, 2004. The inadequacies in the Company's control structure included deficiencies or inadequacies in the following specific areas: payments made to vendors without adequate supporting documents, communication of all transactions to the financial department, segregation of duties among finance department employees, recording of inventory and physical inventory counts, tracking of fixed assets, and timely completion of account reconciliations. Although any one of the foregoing categories may not relate to material dollar amounts, in the aggregate they represent a material weakness in the Company's internal control structure. With respect to any specific adjustments identified in the audit process related to improper application of accounting principles or inadequacy of internal controls, the Company believes that all such adjustments have been made.

     The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. Based on this evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses referred to above, the Company's disclosure controls and procedures are not effective as of the end of the period covered by this report.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

Name                                Age    Position with the Company
----                                ---    -------------------------
Anthony M. Pilaro................   69     Chairman of the Board of Directors
Gregg Coccari....................   52     Director
R. Eric Montgomery...............   50     Director
Bradford Peters..................   37     Director
Harry Thompson...................   75     Director
Peter Schechter..................   46     Director
L. Tim Pierce....................   53     Director
Dr. Julian Feneley...............   41     President and Director
Ken Czaja........................   56     Executive Vice President, Chief Financial Officer and Secretary
Robert Sieban....................   36     Executive Vice-President, BriteSmile Whitening Centers
Nhat Ngo.........................   32     Executive Vice President, Business Development and General Counsel

Anthony M. Pilaro

     Mr. Pilaro has served as a director and Chairman of the Board of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited, with offices in Dublin, Ireland, and which serves as a family office for the business affairs of the Pilaro family. He is also founder and Chairman of Excimer Vision Leasing L.P., a partnership primarily engaged in the business of leasing Excimer laser systems. Mr. Pilaro was Chairman of both CAP and Excimer Vision Leasing for the last 5 years except for the period from August 2004 to February 2005. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of Duty Free Shoppers Group Limited, the world's leading specialty retailer catering to international travelers, and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia and the University of Virginia Law School, Mr. Pilaro practiced law in New York City through 1964.

Gregg Coccari

     Mr. Coccari served as Chief Executive Officer of the Company between January and June 2005 and has served as a director of the Company since January 2005. Previously, from 1992 to 2004, Mr. Coccari was President and CEO of Teleflora, one of the world's largest floral wire services with operations throughout North America. Prior to Teleflora, from 1988 to 1992, Mr. Coccari was a Senior Managing Director at Franklin Mint, a seller of collectibles. Prior to Franklin Mint, Mr. Coccari held various management positions at Eagle's Eye, a wholesaler of clothing, and Johnson & Johnson. Mr. Coccari received a B.S. from Colgate University and an M.B.A. from Wharton School of the University of Pennsylvania.

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

Harry Thompson

     Mr. Thompson has served as a director of the Company since December 1999. He has also been President of The Strategy Group, a management consulting firm, for the last 15 years, and was Managing Director of Swiss Army Brands, Inc., a consumer products company, from 1988 to 2003. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world's leading advertising groups. Mr. Thompson also has served as either manager or chairman of several telecommunication companies of The Galesi Group. Mr. Thompson received an M.B.A. from Harvard Business School.

Peter Schechter

     Mr. Schechter has served as a director of the Company since July 1999. Mr. Schechter is a founding partner of Chlopak, Leonard, Schechter and Associates since 1993, an international communications consulting firm specializing in the management of crisis communications, corporate reputation programs, political campaigns and country image initiatives. Mr. Schechter has extensive experience in public policy management. A graduate of the School of Advanced International Studies at Johns Hopkins University, Mr. Schechter has lived in Europe and Latin America. He is fluent in six languages.

L. Tim Pierce

     Mr. Pierce, a certified public accountant, has served as a director of the Company since February 2003. Mr. Pierce is currently serving as a Director, Executive Vice President and the Chief Financial Officer and Corporate Secretary of E&O Holdings, Inc., and its wholly owned subsidiaries: SBI Services, Inc., a provider of administrative support services, and SBI Enteris Inc., a technology consulting services organization. He joined SBI and Company (the former parent of SBI Services, Inc.) in April 1998. SBI and Company was sold in July 2004. Mr. Pierce worked for Mrs. Fields' Original Cookies, Inc. from 1988 through 1998, where he served most recently as Mrs. Fields' Senior Vice President, Chief Financial Officer, and Corporate Secretary. For twelve years from 1976 to 1988, Mr. Pierce served as an auditor with Price Waterhouse and Deloitte & Touche. Mr. Pierce is currently a director of E&O Holdings, Inc. Mr. Pierce is a member of the American Institute of Certified Public Accountants, and the Utah Association of Certified Public Accountants. Mr. Pierce is considered by the Company to be an audit committee financial expert. Mr. Pierce received his B.S. from Brigham Young University.

Dr. Julian Feneley

     Dr. Feneley has served as a director of the Company since December 2003. Dr. Feneley began working on BriteSmile matters in January 2002 as a consultant to an affiliate of the Company, focusing on strategic and development initiatives. He was appointed Chairman of BriteSmile Development, Inc. in May 2003, and President of BriteSmile, Inc. in February 2004. In June 2005, Dr. Feneley also assumed the duties of Chief Executive Officer formerly carried out by Gregg Coccari. Previously, Dr Feneley co-founded narrowbridge, an e-customer acquisition technology company, where he served as CEO from 2000 to 2001, and Bioscience Managers, a biotechnology venture capital and corporate finance boutique, where he served as Head of Corporate Finance from 2001 to 2003. Prior to 2000, Dr. Feneley headed the European healthcare investment banking franchise of J P Morgan during its period as the globally ranked #1 investment bank in this industry sector. Dr. Feneley originated and executed transactions with an aggregate volume in excess of $200 billion, including the then largest merger in corporate history. Prior to joining J P Morgan in 1990, Dr. Feneley qualified and worked as a medical doctor at the renowned Guy's Hospital in London, England.

Ken Czaja

     Mr. Czaja was appointed Chief Financial Officer and Secretary of BriteSmile in May 2004. He brings to the Company a wealth of finance management experience spanning small and large public global technology companies. Prior to joining the Company, from October 2002 to January 2004, Mr. Czaja was CFO of PerkinElmer's OptoElectronics Group (a developer and manufacturer of specialty lighting and sensor products). Before PerkinElmer, from May 2001 to October 2002, he was CFO of BrightStar, a small publicly traded services firm specializing in Information Technology solutions. Prior to BrightStar, from 1996 to June 2000, Mr. Czaja was CFO of IntelliCorp, a publicly traded software firm, and before that, Vice President of Finance for Wyse Technology, a mid-size computer terminal and monitor company. He began his career progressing through numerous financial management positions at Xerox Corporation. Mr. Czaja received a B.S. degree in physics from Columbia University and a Masters degree in industrial management from Georgia Institute of Technology.



Robert Sieban

     Effective June 1, 2003, Robert Sieban joined BriteSmile as Executive Vice President, BriteSmile Whitening Centers. A veteran of the retail industry, Mr. Sieban is responsible for BriteSmile's Center Division. Mr. Sieban is also responsible for retail sales of BriteSmile's expanding proprietary oral care products. Mr. Sieban comes to BriteSmile with over 10 years retail experience including his most recent position as Senior Vice President of Retail Stores for Illuminations from September 2001 to May 2003. Illuminations is a natioinwide home furnishings retail organization. Prior to Illuminations, Mr. Sieban was also Senior Vice President of Stores for Lids Corporation, a retailer specializing in headwear, from June 1998 to June 2001.

Nhat H. Ngo

     In November 2004, Nhat Ngo was appointed Executive Vice President, Business Development & Planning and General Counsel. Mr. Ngo was named the Chief Operating Officer of BriteSmile Development, Inc., the Company's subsidiary, in April 2003 to oversee BriteSmile Development's research and development efforts and to manage its intellectual property portfolio. Prior to joining the Company in June 1999 as Director of Sales, Mr. Ngo practiced law at Shaw Pittman in Washington D.C. Mr. Ngo served as Vice President, National Sales Director for the Company from 2000 to 2003, having executed an aggressive sales campaign to expand the dental distribution channel, and was promoted to Vice President of Business Development & Planning in March 2003. He graduated with a B.S. degree in business from the University of Virginia McIntire School of Commerce and J.D. degree from the University of Virginia School of Law.

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

3. Form 4 report of Julian Feneley filed March 17, 2004 to report a transaction dated April 20, 2003.

4. Form 4 report of Eric Montgomery filed September 13, 2004 to report a transaction dated September 9, 2003.

5. Form 3 report of Robert Sieban filed October 5, 2004 to report Mr. Sieban's becoming a reporting person on June 3, 2003.

6. Form 4 report of Robert Sieban filed October 5, 2004 to report a transaction dated September 2, 2003.

7. Form 4 report of Paul Dawson, former CEO of BriteSmile International, Inc. filed February 7, 2005 to report a transaction dated December 14, 2004.

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

                                                                                      Long-Term
                                                          Annual Compensation        Compensation
                                                     ------------------------------ ---------------
Name and Principal Position               Period        Salary           Bonus        Securities        Other
                                                                                      Underlying
                                                                                       Options
---------------------------------------------------- --------------  -------------- --------------- ---------------

John L. Reed (1).......................      2004        $ 91,887          -           35,000             -
Chief Executive Officer                      2003         239,636          -           41,667             -
                                             2002         225,000          -              -               -
Bruce Fleming (2)......................      2004       $ 397,479       $75,000           -               -
Chief Executive Officer                      2003         350,000       233,333        166,667            -
                                             2002         175,000          -              -               -
Anthony Pilaro (3).....................      2004            -             -              -               -
Acting Chief Executive Officer               2003            -             -              -               -
                                             2002            -             -              -               -
Julian Feneley (4).....................      2004       $ 216,923          -           18,500        $67,200 (5)
President                                    2003         50,000           -              -               -
                                             2002            -             -              -               -
Paul Dawson (6)........................      2004        $265,596       $54,870        15,000             -
CEO, BriteSmile International Ltd.           2003         210,000        44,370        55,002             -
                                             2002         191,667          -              -               -

Robert Sieban (7)......................      2004       $ 207,692       $37,500         6,000             -
Executive Vice President                     2003         107,692          -           31,250             -
   BriteSmile Centers                        2002            -             -              -               -
Stephen Miller (8).....................      2004       $ 174,115         -             5,000             -
Executive Vice President                     2003         150,000         -             9,167             -
   Development and Real Estate               2002         150,000         -               -               -



(1) Mr. Reed served as Chief Executive Officer of the Company from June 1999 until April 2004.

(2) Mr. Fleming served as Chief Executive Officer of the Company from April 2004 until August 2004.

(3) Mr. Pilaro served as Acting Chief Executive from August 2004 until January 2005 without compensation.

(4) Dr. Feneley began working with BriteSmile in January 2002, focusing on strategic and development initiatives, was appointed Chairman of BriteSmile Development, Inc. a Company affiliate, in May 2003, and President of BriteSmile, Inc. in February 2004.

(5)  Represents a housing allowance paid to Dr. Feneley by a related party.

(6) Mr. Dawson resigned as CEO of BriteSmile International, Inc. effective June 11, 2005.

(7)  Mr. Sieban joined the Company in June 2003.

(8) Mr. Miller, resigned as Executive Vice President for Development and Real Estate effective July 29, 2005.

                            OPTION/SAR GRANTS IN 2004

     The following table lists individual grants of stock options made during the Company's last completed year as compensation for services rendered as an officer of the Company:

                                                Individual Grants
                           ------------------------------------------------------------
           Name                Number of       % of Total    Exercise or   Expiration    Potential Realizable Value at
                              Securities      Options/SARs
                              Underlying       Granted to                                Assumed Annual Rates of Stock
                             Options/SARs     Employees in   Base Price                  Price Appreciation for Option
                                Granted         FY 2004       ($/Share)       Date                 Term (5)
-------------------------- ---------------- --------------- ------------- ------------- --------------------------------
                                                                                              5%              10%
-------------------------- ---------------- --------------- ------------- ------------- ---------------- ---------------
John L. Reed..............    35,000 (1)        15.7%          $12.30         3/31/2007    $67,857.56      $142,495.50
Julian Feneley............     3,500 (2)         1.6%           12.75         3/17/2014     28,064.42        71,120.76
                              15,000 (3)         6.7%            6.53        12/14/2014     61,600.23       156,107.07
Paul Dawson...............    15,000 (3)         6.7%            6.53        12/14/2014     61,600.23       156,107.07
Robert Sieban.............     6,000 (1)         2.7%            9.72          9/2/2014     36,677.13        92,947.06
Stephen Miller............     5,000 (4)         2.3%            8.40         11/2/2014     26,413.57        66,937.18

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

                    AGGREGATED OPTION EXERCISES IN LAST YEAR
                       AND DECEMBER 25, 2004 OPTION VALUES

                              Shares                        Number of Securities           Value of Unexercised
                            Acquired on     Value          Underlying Unexercised         In the Money Options at
          Name             Exercise (#) Realized ($)(1)  Options at December 25, 2004      December 25, 2004 (2)
                                                        ------------------------------  -----------------------------
                                                          Exercisable   Unexercisable   Exercisable    Unexercisable
----------------------     ------------ --------------- -------------- ---------------  -------------  --------------
John L. Reed..........          -             -             193,334          -           $ 63,001          -
Bruce Fleming.........          -             -             100,000          -             -               -
Anthony Pilaro........          -             -                -             -             -               -
Julian Feneley........          -             -               6,500        12,000          -               -
Paul Dawson...........       10,000          $9,500          48,002        12,000          85,054          -
Robert Sieban.........          -             -              18,500        18,750          -               -
Stephen Miller........          -             -              41,835         4,000          17,326          -

(1) Represents the amount realized upon sale of the underlying securities minus the exercise price.

(2) Potential unrealized value is calculated as the fair market value at December 23, 2004 ($6.20 per share), less the option exercise price, times the number of shares.

Director Compensation

     Non-employee directors of the Company, other than Mr. Pilaro who has declined such compensation, receive options to purchase 5,000 shares of common stock per year for each year during which they serve as a director. Directors who serve as chairman of a Board committee receive options to purchase an additional 10,000 shares of common stock per year of service. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed. In addition, the chairman of the Audit Committee receives a retainer in the amount of $2,500 per audit committee meeting, and Mr. Thompson received $20,800 per month for his service on the Marketing Committee between December 2004 and March 2005.

Employment Contracts and Termination of Employment Arrangements

     Certain of the Company's executive officers whose compensation is required to be reported in the Summary Compensation Table are or were parties to written employment agreements with the Company as follows:

Gregg Coccari

     The Company entered into an employment agreement with Gregg Coccari on January 9, 2005. On June 29, 2005, the Company announced that Dr. Julian Feneley had assumed the duties of Chief Executive Officer of the Company from Mr. Coccari and that the Board of Directors of the Company had accepted Mr. Coccari's deemed resignation as Chief Executive Officer of the Company. Under the terms of the employment agreement with Mr. Coccari, the Company paid Mr. Coccari an annual base salary of $350,000, and Mr. Coccari was eligible for incentive bonuses if certain targets were met. Mr. Coccari was also granted 240,000 shares of restricted common stock, 80,000 shares of which vested upon grant, and 160,000 additional shares of which did not vest. In addition, Mr. Coccari received options to purchase 600,000 shares of the Company's common stock at an exercise price of $6.30 per share. Options to purchase 120,000 shares vested on the date of the agreement. The remaining 480,000 options were subject to vesting over time. As disclosed in the Company's quarterly report filed on Form 10Q on August 15, 2005, Mr. Coccari has commenced an arbitration proceeding regarding his employment contract.

Paul Dawson

     Mr. Dawson terminated his employment as CEO of BriteSmile International, Ltd. effective June 11, 2005. BriteSmile International entered into an employment agreement with Paul Dawson on April 19, 1999. Under the terms of the agreement, Mr. Dawson served as Chief Executive Officer of BriteSmile International, a wholly-owned subsidiary of the Company. The Company paid Mr. Dawson (euro)210,000 per year for his services. Mr. Dawson was eligible for a bonus based on the number of paid teeth whitening procedures performed in a designated international area. The bonus was paid in cash and common stock of the Company. In addition, Mr. Dawson received options to purchase 50,000 shares of the Company's common stock at the closing price on the date of the agreement. Options to purchase 16,667 shares vested on the date of the agreement. The remaining 33,333 options vested in equal installments over five years.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Certain Human Oral Care Intellectual Property

     In July 2003, BriteSmile Development Inc. ("BDI") entered into an Asset Purchase Agreement (the "Purchase Agreement") with Eric Montgomery and certain entities owned and controlled by him. Mr. Montgomery has been a member of the Board of Directors of the Company. However, he is not standing for reelection to the Board at the 2005 annual meeting of shareholders. He is also the founding Manager and President of Oraceutical, LLC ("Oraceutical") and Oraceutical Innovative Properties ("OIP"), which have provided consulting services to the Company in the field of human oral care. Pursuant to the Purchase Agreement, as subsequently amended in November 2003, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired. A portion of the purchase price included an obligation of the Company to pay $0.8 million to a third party in $0.2 million quarterly installments beginning February 2004. These payments were completed and the obligation was paid in full by December 2004.

Financing   Arrangements   for  the  Acquisition  of  Certain  Human  Oral  Care
Intellectual Property

     To finance a portion of the purchase price of the purchase of the human oral care intellectual property described above, LCO Investments Limited ("LCO") loaned $2.0 million to BDI under the terms of a promissory note due in May 2008, and purchased $1 million of BDI preferred stock. LCO also received warrants to purchase 333,335 shares of common stock of the Company at an exercise price of $6.00 per share in consideration of its agreement to make the loans to BDI. In addition, the Company guaranteed BDI's obligations under the promissory notes issued to LCO. The shares of common stock underlying the warrants granted to LCO are subject to certain limited "piggyback" registration rights in the event of future registered public offerings of common stock sold by the Company. LCO is a major shareholder of the Company. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers Limited ("CAP") is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and Chairman of the Board of the Company, is Chairman of CAP.

Consulting Agreements with Oraceutical

     In July 2003, BDI entered into a consulting agreement with OIP. Eric Montgomery, a director of the Company until the 2005 annual meeting of shareholders, is the founding Manager and President of OIP, which replaced a consulting agreement with Oraceutical that was terminated in connection with the acquisition of the human oral care intellectual property described above. Under the consulting agreement, OIP agreed to consult exclusively for BDI and the Company in the field of human oral care. OIP provides consulting services, including research and product development services, intellectual property support and general business support relating to human oral care. The agreement requires OIP to devote a minimum of twenty (20) hours per week to performing such services in return for a monthly retainer of $15,000. The agreement has an initial term that expires on December 31, 2008 and thereafter automatically extends for one year periods unless either party gives notice not to extend. BDI will own all new intellectual property relating to human oral care arising from work under the consulting agreement.

Fulfillment Services Agreement with Oraceutical

     In 2004, the Company entered into an agreement with Oraceutical to provide distribution fulfillment services for the distribution of the Company's gel and gel kits that are used by BriteSmile's Associated Center dentists and its Company-run Centers to perform their whitening procedures, with a plan to expand the services to include distribution of the Company's retail products such as toothpaste, mouthwash, and its whitening pen, BriteSmile-To-Go. Regarding the fulfillment of gel and gel kit orders, the inventory is owned by Oraceutical until they ship the gel or kits to BriteSmile or its customers based on orders placed by BriteSmile to Oraceutical. The fee charged by Oraceutical for their gel kit fulfillment services is included in the unit product cost charged by Oraceutical to BriteSmile. The contract has an initial term of 5 years and will automatically renew unless terminated for reason of default or convenience. If Oraceutical wishes to terminate for convenience, they must give BriteSmile at least 6 months notice.

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

EVL Lease Agreement

     The Company is party to an equipment lease in the amount of $15 million with Excimer Vision Leasing L.P. ("EVL"), pursuant to which the Company leases 3,000 BS3000 whitening devices. Under the terms of the lease, the Company pays
(i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices. Rental expense related to variable rent was $2.22 million, $2.22 million and $2.15 million for 2004, 2003 and 2002, respectively. In December 2003, the lease agreement was amended to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Prepayment of these amounts in full or in part can be made without penalty. In August 2004, the lease agreement was further amended to provide that the total rents deferred under the November 2003 lease amendment would be deferred further and due as follows: $1.0 million on February 15, 2005, which payment has been made; $1.0 on February 15, 2006; and the remaining balance on February 15, 2007. In July 2005, the lease agreement was further amended to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device, and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile for the August 2004 amendment to the lease. As of December 25, 2004, the unpaid variable rent was $2.5 million. Mr. Pilaro, the Company's Chairman, serves as Chairman of EVL, and an affiliate of LCO owns 70% of EVL.

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

CAP America Trust Center Loan

     In May 2003, the Company entered into a loan agreement with CAP America Trust providing for a line of credit of up to $2.5 million, of which $0.8 million was available for working capital expenditures and $1.7 million was available for specific revenue generating initiatives to be agreed and defined by the Company and CAP America Trust. Interest on the loan is fixed at 6%, payable monthly, with CAP America Trust having the right to reset the interest rate to 200 basis points over 1-year LIBOR upon 30 days notice to the Company. A variable fee payment based on the number of teeth whitening procedures performed at Company-run teeth whitening Centers will commence on May 11, 2006 and continue until May 10, 2011. Variable fees will be due within 40 days after the end of the month in which the procedures are performed, except for fees due for April/May 2011, which will be due on the maturity date. As of December 25, 2004, $1.6 million has been drawn on the loan. CAP is a co-trustee of CAP America Trust. CAP is also a co-trustee of the ERSE Trust. ERSE owns LCO, a principal shareholder of the Company. Mr. Pilaro, a director and Chairman of the Board of the Company, is also Chairman of CAP.

McKinsey & Company Study

     During the quarter ended September 25, 2004, CAP paid McKinsey & Co., a management consulting firm, approximately $746,000 to evaluate the Company's marketing strategies and to make recommendations to improve the effectiveness of its advertising. McKinsey & Co. has no relationship to the Company or to CAP. The cost was recorded as a non-cash expense to BriteSmile with a corresponding increase to Additional Paid In Capital. CAP is a co-trustee of the ERSE Trust. Mr. Pilaro, a director and Chairman of the Board of the Company, is Chairman of CAP, and ERSE owns LCO, a principal shareholder of the Company.

December 2004 Convertible Notes, Warrants and Additional Investment Rights

     In December 2004, the Company issued $12 million in Notes, and related Warrants and Rights to six investors. Among the investors, LCO purchased $1.0 million of the Notes, Warrants and Rights. The Notes are repayable in 36 equal monthly installments commencing in June 2006, and bear interest at an annual rate equal to the greater of 5% or six-month LIBOR as of 2 business days prior to the start of each quarterly interest period plus 3% with a maximum interest rate of 8% per annum. Principal and interest on the Notes is payable, at the option of the Company, in cash or shares of the Company's common stock, subject to certain limitations. The Notes are convertible into shares of the Company's common stock at a per share conversion price of $7.61, subject to adjustment from time to time upon the occurrence of certain other events described in the Notes, including future issuances of common stock for consideration less than the conversion price then in effect, stock splits or reverse stock splits, and the occurrence of certain major corporate events such as mergers, sale of assets, tender offers or exchange offers. The Warrants have a term of five years and an exercise price of $7.61 per share, subject to adjustment upon certain events specified in the Warrant, including the subsequent issuance by the Company of shares of its common stock at prices lower than the original Warrant exercise price. The Rights provide to the Investors the right to purchase additional Notes and additional Warrants. The Rights are exercisable at any time prior to the 180th trading day following the closing date of the transaction. (See Proposal 4 - Ratification and Approval of Note, Warrant and Additional Investment Rights Issuance.)

Housing Allowance for Dr. Feneley

     Since May 2004, CAP provided a housing allowance to Dr. Feneley. The sum of the payments, $67,000, was recorded by the Company as an expense and an increase to Additional Paid-in Capital.



PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

Exhibit Number
Per Item 601 of
Regulation S-K    Title of Document

              2 Asset Purchase Agreement and Plan of Reorganization by and among BriteSmile, Inc., an Alabama corporation, BriteSmile, Inc., a Utah corporation, and David K. Yarborough, together with the exhibits and schedules forming part of the Asset Purchase Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
           3.01 Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002).
           3.02 Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
           3.03 Bylaws adopted May 2, 1996, (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996).
           3.04 Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

          10.01 1990 Stock Option Plan for Employees of the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996).
          10.02 Securities Purchase Agreement dated April 1, 1996 for 300,000 shares of common stock and Options to Purchase 1,000,000 shares of common stock at $20 per share, between the Company, LCO Investments Limited, Pinnacle Fund L.P., and Richard S. Braddock (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).
          10.03 Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).
          10.04 Securities Purchase Agreement dated May 8, 1997 for 428,572 shares of common stock and Options to Purchase 500,000 shares of common stock at $9.00 per share, among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).
          10.05 Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).
          10.06 Stock Purchase Agreement dated as of May 4, 1998 for 1,860,465 shares of common stock, between the Company and LCO Investments Limited (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).
          10.07 Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).
          10.08 Employment Letter dated January 20, 1999 between the Company and John L. Reed (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31,
                  1999).
          10.09 Employment Letter dated April 19, 1999 between the Company's subsidiary, BriteSmile International, Limited, and Paul Dawson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999).
          10.10 Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.11 Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.12 Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.13 Form of Stock Purchase Agreement dated as of June 3, 1999, between the Company and purchasers who acquired shares at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).
          10.14 Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).
          10.15 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 21, 1999).
          10.16 Form of Stock Purchase Agreement dated as of June 3, 1999 between the Company and purchasers who acquired shares of common stock of the Company at a 5% discount to the 10-day average market price preceding closing (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).
          10.17 Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1999).
          10.18 Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company's Current Report on Form 8-K as filed June 4, 1999).

          10.19 Stock Purchase Agreement dated as of January 12, 1999 between the Company and the Pequot investment funds ("Pequot Funds") (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).
          10.20 Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).
          10.21 Voting and Co-sale Agreement dated as of January 18, 2000 between the Company, the Pequot Funds and LCO Investments Ltd. (incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2000).
          10.22 Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).
          10.23 Securities Purchase Agreement dated as of June 27, 2000 between the Company and certain purchasers of 5% Convertible Subordinated Notes (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.24 Form of Convertible Notes issued pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.25 Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30. 2000).
          10.26 Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.27 Amendment Agreement dated as of August 3, 2000 between the Company and the purchasers of notes identified therein (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.28 Note Purchase Agreement dated December 5, 2000 between the Company and LCO Investments Limited (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).
          10.29 Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).
          10.30 Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated December 5,
                  2000).
          10.31 Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.32 Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).
          10.33 Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).
          10.34 Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company's Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).
          10.35 Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.36 Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

          10.37 Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.38 Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).
          10.39 Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).
          10.40 Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.41 Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company's Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).
          10.42 Form of Convertible Note Purchase Agreement used in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).
          10.43 Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).
          10.44 CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).
          10.45 Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).
          10.46 Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
          10.47 Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
          10.48 Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
          10.49 Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
          10.50 Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).
          10.51 July 2003 Assert Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).
          10.52 Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

          10.53 $2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).
          10.54 Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (filed herewith).
          10.55   $2.5 million loan agreement between BriteSmile and CAP America
                  Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (filed herewith).
             14 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003).
             21 Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
           23.1 Consent of Independent Registered Public Accounting Firm (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
           31.1   Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           31.2   Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
           32.1   Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (incorporated by
                  reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
           32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).
--------------------
* Denotes management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BriteSmile, Inc.
By:                 /s/ Julian Feneley
      ------------------------------------------------
                      Julian Feneley
                         President
               (Principal Executive Officer)
               Date: August 25, 2005


By:                    /s/ Ken Czaja
      ------------------------------------------------
                         Ken Czaja
               EVP, Chief Financial Officer
       (Principal Financial and Accounting Officer)
       Date: August 25, 2005