Form 10-Q
period 2005-09-24
BRITESMILE INC
filed 2005-11-08
CIK 866734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 24, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_____ to_____

Commission File Number: 1-11064

BRITESMILE, INC.

(Exact name of registrant as specified in its charter)

UTAH	87-0410364

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

460 North Wiget Lane Walnut Creek, California	94598

(Address of principal executive offices)	(Zip Code)

(925) 941-6260

(Issuer’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

The Company had 10,549,130 shares of common stock outstanding at October 24, 2005.

BRITESMILE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRITESMILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
($ in thousands, except share data)

	September 24, 2005	December 25, 2004

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,503	$18,880
Trade accounts receivable, net of allowances of $496 and $448	1,924	2,118
Account receivable from related party	190	—
Inventories, net	892	1,635
Prepaid expenses and other	563	704

Total current assets	9,072	23,337

PROPERTY AND EQUIPMENT, NET	11,793	12,426
RESTRICTED CASH	1,304	1,329
OTHER ASSETS	1,742	2,514
INVESTMENT IN FOREIGN SPA COMPANY	256	—
INTANGIBLES, NET	4,980	5,469

TOTAL ASSETS	$29,147	$45,075

See notes to condensed consolidated financial statements

BRITESMILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
($ in thousands, except share data)

	September 24, 2005	December 25, 2004

	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$3,261	$5,182
Accrued liabilities	7,139	5,240
Accrued interest payable to related parties	243	154
Gift certificates and prepaid appointments	611	1,318
Deferred revenue	1,900	1,049
Accrual for Center closures	263	155
Long-term debt to related parties - current portion	1,229	100
Financial instruments related to convertible debt	—	432
Convertible debt – current portion	1,222	—
Convertible debt due to related party – current portion	111	—
Capital lease obligations with related parties – current portion	288	1,605

Total current liabilities	16,267	15,235

LONG TERM LIABILITIES:
Deferred revenue – less current portion	265	—
Capital lease obligations with related parties – less current portion	—	225
Accrual for Center closures	406	596
Long-term debt to related parties – less current portion	4,724	5,698
Convertible debt – less current portion	5,073	5,125
Convertible debt due to related party – less current portion	461	—
Financial instruments related to convertible debt	28	4,602
Other long-term liabilities	1,089	1,012

Total long-term liabilities	12,046	17,258

Total liabilities	28,313	32,493

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.001 par value; 50,000,000 shares authorized; 10,549,130 and 10,345,974 shares issued and outstanding, respectively	38	38
Additional paid-in capital	173,330	170,601
Accumulated deficit	(172,534)	(158,057)

Total shareholders’ equity	834	12,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,147	$45,075

See notes to condensed consolidated financial statements.

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except per share data)

	13 Weeks Ended September 24, 2005	13 Weeks Ended September 25, 2004	39 Weeks Ended September 24, 2005	39 Weeks Ended September 25, 2004

REVENUES:
Center whitening fees, net	$4,178	$4,346	$12,759	$13,590
Associated Center whitening fees, net	4,168	5,646	12,851	16,608
Product sales and other revenue	1,440	1,884	4,192	6,179

Total revenues, net	9,786	11,876	29,802	36,377

OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	4,492	4,491	13,753	12,665
Selling, general and administrative expenses	8,275	7,845	26,149	22,101
Research and development expenses	72	110	221	425
Depreciation and amortization	1,662	1,692	4,872	5,042

Total operating costs and expenses	14,501	14,138	44,995	40,233

Loss from operations	(4,715)	(2,262)	(15,193)	(3,856)

OTHER INCOME AND EXPENSES:
Gain on mark-to-market of financial instruments related to convertible debt	1,163	—	3,793	—
Amortization of discount on debt	(652)	(66)	(1,952)	(194)
Interest and other expense, net	(251)	(148)	(974)	(340)

Loss before income tax provision	(4,455)	(2,476)	(14,326)	(4,390)
INCOME TAX PROVISION	30	32	151	89

Net loss	$(4,485)	$(2,508)	$(14,477)	$(4,479)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.42)	$(0.24)	$(1.37)	$(0.44)

WEIGHTED AVERAGE SHARES – BASIC AND DILUTED	10,549,130	10,329,190	10,529,321	10,275,854

See notes to condensed consolidated financial statements.

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
($ in thousands)

	39 Weeks Ended September 24, 2005	39 Weeks Ended September 25, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,477)	$(4,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,872	5,826
Amortization of discount of debt	1,952	(194)
Gain on mark-to-market of financial instruments related to convertible debt	(3,793)	—
Non-cash compensation expense for restricted stock grant	504	—
Increase in variable deferred payments to a related party	—	1,738
Impairment of deferred cost asset	298	—
Loss on disposal of property and equipment	342	2
Expenses paid by related party	268	746
Change in assets and liabilities, net	1,847	(3,220)

Net cash used in operating activities	(8,187)	419

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in foreign spa company	(256)	—
Purchase of property and equipment	(4,083)	(1,010)

Net cash used in investing activities	(4,339)	(1,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease payments to related party	(1,372)	(61)
Payments on debt	—	(3,683)
Proceeds from common stock offerings, net	—	6,339
Proceeds from exercise of warrants	300	—
Proceeds from exercise of warrants from related parties	148	—
Proceeds from exercise of stock options	73	386

Net cash provided by (used in) financing activities	(851)	2,981

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,377)	2,390
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	18,880	5,884

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,503	$8,274

See notes to condensed consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 24, 2005

1.	Description of Business and Basis of Presentation

BUSINESS DESCRIPTION

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services.  Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis.  The Company’s operations include the marketing and sale of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”).  The Company also offers its products and technologies in the United States directly to existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).  Internationally, the Company distributes its products and technologies through dental distributors who then enter into business relationships with Associated Centers locally.  As of September 24, 2005, the Company had 18 Centers in operation.  There were 2,859 domestic Associated Centers using the Company’s teeth whitening processes and 2,359 teeth whitening devices in use in international Associated Centers.

GOING CONCERN BASIS AND LIQUIDITY ISSUE

The financial statements have been prepared on a going concern basis of accounting.  Based upon current cash on hand, available borrowing capacity, current business projections combined with the ability to reduce expenses and capital expenditures, the Company believes it has sufficient liquidity to support operations into early 2006.  However the Company may not have sufficient liquidity to support operations for at least another 12 months, and therefore, raises doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate.  We operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs.  Accordingly, our liquidity projections may improve or deteriorate depending on these changing conditions.  At this time, the Company believes that to address its liquidity challenges, it will be required to raise ad ditional funds through the sale of equity or debt securities, restructure existing debt, cut expenses, sell assets or implement other cash flow improvement solutions.  There can be no assurance that the Company will be successful in these efforts.  Additional capital may not be available on satisfactory terms, if at all, asset sales may not materialize, and attaining positive cash flow by early 2006 may not be achieved.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13 and 39 weeks ended September 24, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2005.

2.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  As originally pronounced, Public entities (other than those filing as small business issuers) were required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact SFAS 123(R) will have on our consolidated results.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

3.	Stock Based Compensation

The Company uses the intrinsic value method to account for its stock based compensation plans.   The Company has elected to account for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  For stock-based compensation grants to non-employees, we recognize as compensation expense the fair market value of such grants as calculated pursuant to SFAS No., 123, “Accounting for Stock-Based Compensation” and related interpretation, amortized ratably over the lesser of the vesting period of the respective option or the individual’s expected service period.  The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	13 Weeks Ended September 24, 2005	13 Weeks Ended September 25, 2004	39 Weeks Ended September 24, 2005	39 Weeks Ended September 25, 2004

Loss as reported	$(4,485)	$(2,508)	$(14,477)	$(4,479)
Compensation expense reported under APB25	—	—	—	40
Compensation expense computed using fair value method	116	712	830	2,378

Pro forma loss	$(4,601)	$(3,220)	$(15,307)	$(6,897)

Pro forma basic and diluted loss per share	$(0.44)	$(0.31)	$(1.45)	$(0.67)

To determine pro forma information as if we had accounted for employee stock options under the fair-value method as defined by SFAS No. 123, we used the Black-Scholes method, assuming no dividends, as well as the weighted average assumptions included in the following table:

	13 Weeks Ended September 24, 2005	13 Weeks Ended September 25, 2004	39 Weeks Ended September 24, 2005	39 Weeks Ended September 25, 2004

Expected option life (in years)	4.66	4.66	4.66	4.66
Expected volatility	65%	98%	65%	98%
Risk-free interest rate	3.69%	4.25%	3.69%	4.25%

During the quarter we granted 139,000 options to several employees with exercise prices per share of $3.77 to $4.15.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the 52 weeks ended December 25, 2004.

4.	Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding.  Diluted net loss per share is equal to basic net loss as the Company has recorded a net loss.  Stock options totaling 1,429,770 shares and warrants totaling 947,241 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 39 week periods ended September 24, 2005 as their effect is anti-dilutive.  Stock options totaling 950,499 shares and warrants totaling 291,158 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 and 39 week periods ended September 25, 2004 as their effect is anti-dilutive.

5.	Debt

The Company has certain financial instruments related to its convertible debt.  The estimated fair value amounts have been determined using appropriate market information and valuation methodologies.  In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company’s historical valuation techniques.  The value of the Financial Instruments Related to Convertible Debt – Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement.  As of February 4, 2005, the Company’s registration statement relating to the warrants was declared effective which triggered the financial instrument to be reclassified to equity.  The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement.  As of September 4, 2005, the Additional Investment Rights expired; the value of the financial instrument was written off.  The remaining financial instrument, Financial Instruments Related to Convertible Debt - Conversion Feature was treated as a liability and is subject to remeasurement at the end of each quarter.   As of the quarter ended September 24, 2005, the value of the Financial Instruments Related to Convertible Debt – Conversion Feature was $28,000 resulting in a mark-to-market gain of $1.2 million assuming 60% volatility, a 3-year remaining life and risk-free interest rate of 3.5%.  The Company reevaluates the fair value of the Convertible Debt – Conversion quarterly which results in a gain or loss on the mark-to-market adjustment using the Black-Scholes option pricing model.

In accordance with the August 2004 amendment to its capital lease agreement, in February 2005, the Company paid $1.0 million in deferred capital lease payments due under the amended capital lease agreement with Excimer Vision Leasing (“EVL”), a related party, for the variable rent portion of the monthly payment due beginning November 2003 through December 2004 and the fixed rent portion of the monthly payment due beginning January 2004 through December 2004, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points.   Under the amendment to the capital lease agreement another $1.0 million of deferred rent is due February 15, 2006, and the remaining balance is due to be paid on February 15, 2007.  As of September 24, 2005, the unpaid variable rent was $2.5 million, of which $1.5 million is included in long-term debt.

On July 12, 2005, the Company and Excimer Vision Leasing (“EVL”), a related party, again amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease.  The forgiveness of debt was recorded as a capital contribution in the amount of $225,000.  As of September 24, 2005, the unpaid fixed rent on the capital lease was $288,000 and the full amount is current.

6.	Related Parties

The Company has paid amounts to certain entities which are considered to be related parties.  The following table summarizes the amounts paid year to date in 2005.

			Amount paid in the 13 weeks ended September 24, 2005	Amount paid in the 39 weeks ended September 24, 2005

Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges and order fulfillment services	$356,000	$1,123,000
Oraceutical, LLC	A former board member is a co-founder and managing director	Consulting fee	$45,000	$135,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	$143,000	$340,000
LCO Investments, Ltd.	Deemed affiliate of the chairman of the board	Interest	$58,000	$75,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest	$24,000	$63,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, plus $1 million paid on deferred lease balance	$740,000	$2,795,000

During the quarter, CAP Advisors Ltd, a related party, paid for legal fees of $208,000 that were deemed to benefit both the Chairman of the Company and the Company.  The fees paid by CAP Advisors Ltd have been included in selling, general and administrative expenses and recorded as additional paid-in capital.

7.	Legal Proceedings

The Company is the subject of certain legal actions.  Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of September 24, 2005.  This conclusion has been developed in consultation with outside counsel handling BriteSmile’s defense in the matters.  However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). The Company filed an initial complaint against Discus Dental, Inc. (“Discus”), Culver City, California, in July 2002.  As amended to date, the complaint asserts claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628.  In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleges misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile’s Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile’s trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo’s “consulting” services, which included paying Nathoo to share with Discus certain of the Company’s trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo’s activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

Discus has filed its answer to the amended complaint and counterclaims. In its answer, Discus denies any liability for BriteSmile’s claims and raises various affirmative defenses.  Discus asserts counterclaims against BriteSmile, seeking, among other claims, (i) judicial declarations that BriteSmile’s patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing was consolidated with the Discus Patent Litigation.  Thereafter, Nathoo filed an answer and counterclaims to the Company’s complaint, as well as a third party complaint against Montgomery, who at the time was a director of the Company, and several of Montgomery’s companies, and the following current or former Company employees or directors: John Reed, John Warner and Anthony Pilaro, alleging causes of action including correction of inventorship of several of the Company’s patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, Reed, Warner and Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro;  fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, Pilaro; and tortious interference with contract by the Company.  In May 2005, the Court dismissed several of Nathoo’s correction of inventorship claims and dismissed the claim against CAP Advisors Limited.

On May 13, 2005, the Court issued its Claims Construction Order construing the legal meanings of certain of the claims of the patents-in-suit.  The parties thereafter submitted a Joint Case Management Report to the Court, and they await a new scheduling order setting the dates for the remainder of discovery and trial.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement.  BriteSmile has moved to dismiss those counterclaims.   A hearing is scheduled on November 4, 2005. Both of Nathoo’s California counsel have moved to withdraw from the case on the grounds that they have not been paid by Nathoo.  A hearing on those motions is scheduled for November 18, 2005.

Discovery and pre-trial proceedings are ongoing.

BriteSmile Development, Inc. v. Discus Dental, Inc.   BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against competitor, Discus Dental, Inc. (“Discus”) in federal court in California. The suit alleges that Discus’ Zoom! 2 tooth whitening system infringes a patent issued to BDI on October 25, 2005, because it employs a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.  The new suit alleges that, as a result of prior litigation, Discus attempted to reformulate its tooth whitening products to avoid infringement -- including launching the Zoom! 2 Chairside Whitening System. The new suit alleges that, despite the reformulation, the Zoom! 2 system infringes the newly issued BDI patent.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile   In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in  Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening (“LATW”) or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.

In May 2004, the Company filed a motion to compel Smile to participate in mandatory binding arbitration and to stay the litigation pending arbitration.  In June 2004, the Court denied the Company’s motion to compel arbitration.  On July 16, 2004, the Company filed a Notice of Appeal on the issue of compelling this case to be decided by mandatory binding arbitration.  The case is stayed at the trial level until the appellate court decides whether to compel Smile to participate in arbitration. On September 9, 2005, the Court of Appeals affirmed the trial court’s finding that BriteSmile waived its rights to arbitration.  BriteSmile will file a petition for certiorari to the Utah State Supreme Court.

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken.  However, the Company is still waiting to receive from Smile documents and evidence to support Smile’s calculation of damages.  While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that certain U.S. patents owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) are invalid and unenforceable, and that P&G’s Whitestrips product does not infringe the Patents. P&G is also seeking monetary damages of at least $75,000 from the Company. Defendants have filed a motion to dismiss P&G’s declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale. The Markman Hearing took place in April 2005, and the parties are awaiting a ruling from the Court.   There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

Gregg A. Coccari v. BriteSmile, Inc., commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005.  Coccari was hired as the Company’s CEO in January 2005.  Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee.  Based on, among other things, statements made by Coccari and his representatives, the Company deems that Coccari resigned as CEO and a member of the Executive Committee in June 2005.  In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company.  He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari.  Coccari filed the statement of claims concerning his allegations in September and the Company filed the answer to the statement of claims and counterclaims in October 2005.  Coccari’s demand for arbitration seeks an award of $10 million.  However, the Company believes that Coccari’s claims are without merit and intends to vigorously defend against such claims.

Lisa Bates Pristavec and Paul Pristavec v. Thomas Galligan, Drs. Galligan and Villa LLP, BriteSmile Inc., Gerard Villa and Jane Doe.   This action was commenced on September 24, 2004 in Supreme Court, Richmond County New York, but a Complaint was not filed until June 23, 2005. According to our counsel, this process of commencing the action may not comply with the applicable statutes. The Complaint alleges that the plaintiff was injured in the course of a teeth whitening procedure performed at an associated center and asserts claims for medical malpractice, lack of informed consent, strict liability, breach of warranty, and negligence/product liability as well as loss of consortium by the plaintiff’s husband.  The plaintiff seeks $5 million in damages and her husband also seeks $5 million in damages.  The Company’s Answer was served on November 1, 2005 raising affirmative defenses, among other things, of statute of limitations, lack of jurisdiction, and learned intermediary. Discovery has not yet commenced.  Based upon information presently available, the Company believes that the claims of the plaintiff and her husband are without merit and the Company will vigorously defend the action..  The Company believes that it is adequately insured against any liability, if any, in connection with this action.

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

In April 2005, the Company entered into a Shareholder Agreement with Dental Spa Company (an unrelated Thailand company) to establish a Thailand company (“Thai Spa”) whose business purpose is to open and operate a new Center in Bankgkok, Thailand.  The Company contributed $256,000 to purchase 49.9% of the outstanding shares.   Dental Spa Company contributed 50.1% of the initial capital.  Each shareholder has an approximately 50% economic interest in the Thai Spa.  The Company is not the primary beneficiary of the Thai Spa as determined in accordance with FIN 46 and, therefore, is not required to consolidate the Thai Spa.  The Company accounts for the investment under the equity method under U.S. generally accepted accounting principals.  The carrying amount is currently equal to the Company’s underlying equity in the investee’s net assets.  The original cost of the investment will be adjusted by the Company according to its share of earnings, losses and dividends.  The Company will periodically assess the investment for impairment.  The initial capital investment will be used to build out the Center, for a down payment on a facility lease, and for general working capital requirements.  The Center, which is expected to open in December 2005, will be located in the Siam Paragon shopping destination currently under construction.

9.	Change in Independent Auditors

On July 22, 2005, the Company announced that its former independent registered public accounting firm, Deloitte & Touche (“Deloitte”) resigned as the Company’s public accounting firm, effective as of July 18, 2005.  On August 10, 2005, the Company engaged Stonefield Josephson, Inc. (“Stonefield”) as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the 53 weeks ending December 31, 2005, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended June 25, 2005.  The Audit Committee of the Board of Directors of the Company participated in and approved the decision to engage Stonefield.  The Company also reported that during the 52 week periods ended December 25, 2004 and December 27, 2003, and through July 25, 2005 (following the resignation of Deloitte), the Company has not consulted with Stonefield regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statement, and neither a written report was provided to the Company or oral advice was provided that Stonefield concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

10.	Subsequent Events

As of October 2005, the Company closed its Boca Raton Center.    The physical assets associated with the Center have been redeployed elsewhere.  The loss on closure was immaterial.

On November 4, 2005, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department indicating that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 3, 2006, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

The Nasdaq Staff Deficiency Letter further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by May 3, 2006, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

Reference to the Nasdaq delisting warning letter is included in the Company’s earnings press release dated November 8, 2005, attached hereto as Exhibit 99.1.   A copy of the Nasdaq Staff Deficiency letter is attached hereto as Exhibit 99.2.

At the annual meeting of shareholders held September 30, 2005, the shareholders approved the following:

•	An amendment to the Company’s Revised 1997 Stock Option and Incentive Plan to increase the total number of shares of common stock issuable under the Plan from 1,500,000 to 1,900,000;
•	An amendment to the Company’s Articles of Incorporation to create and authorize 5,000,000 shares of “blank check” preferred stock of the Company; and
•

Issuance by the Company of (i) Senior Convertible Notes of the Company, which are convertible into an aggregate of 1,577,545 shares of the Company’s common stock, subject to adjustment if specified events occur, (ii) Warrants to purchase up to an aggregate of 544,253 shares of the Company’s common stock, subject to adjustment if specified events occur, (iii) Additional Investment Rights to purchase additional Senior Convertible Notes and Warrants, which would be convertible or exercisable for up to an aggregate of 707,266 additional shares of the Company’s common stock, subject to adjustment if specified events occur, and (iv) shares of the Company’s common stock in payment of principal and interest on the Senior Convertible Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements and Risk Factors

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements may be deemed to include information that is not historical.  The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act.  These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future.  They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future, and the sufficiency of its existing assets to fund future operations and capital spending needs.  Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s 10-K Annual Reports filed with the SEC are part of doing business in the industry in which the Company operates, and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements.  Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

•

Failure of the Company to turn cash flow positive by early 2006, sell assets to generate cash or secure timely additional financing to support the operation and expansion of Centers and Associated Centers and to meet working capital requirements; the Company is at risk of not continuing as a going concern due to its losses and insufficient cash position;

•

Government regulation of the Company’s products and teeth whitening procedures, including: (i) current restrictions or controls on the practice of dentistry by general business corporations, and (ii) future, unknown enactments or interpretations of current regulations which could, in the future, affect the Company’s operational structure and relationships with licensed dentists;

•	Failure of the Company to generate, sustain or manage growth, including failure to develop new products and expand Center and Associated Center locations and revenues;

•	The loss of product market share to competitors and/or development of new or superior technologies by competitors; in fact, there is increased competitive pressure in the market over the last year;

•	Ongoing operating losses associated with the development, marketing and implementation of new, light-activated teeth whitening technologies;

•

Unproven market for the Company’s new whitening products, whitening process, and “Whitening Center” and “Associated Center” concepts, in light of competition from traditional take-home whitening products and bleaching tray methods;

•	Failure to develop marketing strategies and delivery methods to penetrate U.S. and non-U.S. markets;

•	Lack of product diversity;

•	Sole source supplier for proprietary product;

•	Unfavorable outcomes with respect to some or all of the state sales tax assessment negotiations referred to below under “Critical Accounting Policies and Estimates – Sales Tax Liability”;

•	Failure of the Company to successfully defend itself in any legal proceedings in which the Company is a party;

•	The market price of the Company’s stock may be inordinately affected by the Company’s financial results which include significant non-cash factors;

•	Failure of the Company to satisfy the continued listing requirements of Nasdaq necessary to maintain listing of its share of common stock on the Nasdaq SmallCap market;

•

Failure of the Company to address and correct cash flow problems, whether by raising additional debt or equity financing, restructuring existing debt, cutting expenses, selling assets, terminating unprofitable or less profitable Associated Center contracts, or other means.

Critical Accounting Policies And Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income and sales taxes, warranty obligations, financing operations, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are sold or shipped to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Company-run Centers when the procedures have been performed.  The Company defers the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and recognizes the income over the estimated performance period. The Company defers the revenue generated on the sale of key cards and activation codes to customers outside of the United States (primarily distributors who sell through to dentists) and recognizes the income over the estimated sell-through period for the distributors. Additionally, revenue from procedure sales may be deferred if any of the components necessary to perform the procedure have not been sent to the dentist or distributor.

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

Deferred Contract Costs

During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (approximately 10 years).  The value of the deferred contract costs was determined to be further impaired as of September 24, 2005.  See “Impairment” below.

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products)”, the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract.  In the event a particular Associated Center abandons the contract or fails to order any procedures for six months, the remaining capitalized cost of the Magic Mirror is written off.  At September 24, 2005 the capitalized amount included in other assets on the balance sheet was $473,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

Management will continue to assess the recoverability of these costs.

Bad Debt

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each Associated Center and international distributor.  If the financial condition of BriteSmile’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The allowance for doubtful accounts at September 24, 2005 was $496,000 including approximately $150,000 allowance for potential right of return.

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

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist.  In the 39-week period ending September 24, 2005, loss on disposal of property, equipment and improvements for $342,000 has been recognized including impairment of lighting devices which, in management’s opinion, may not be feasibly recoverable from foreign countries.

Center Closures

BriteSmile has recorded reserves in connection with Center closures. These reserves, which are periodically adjusted, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to closures may differ from these estimates.  In total, the Center closure reserve decreased $82,000 in the 39 weeks ended September 24, 2005.  The decrease was due to lease payments net of an adjustment to the closing reserve for a subtenant with a doubtful ability to make rental payments to the Company.

Financial Instruments Related to Convertible Debt

The estimated fair value amounts of the Company’s Financial Instruments Related to Convertible Debt have been determined using appropriate market information and valuation methodologies.  In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized.  The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until the Additional Investment Rights expired in September 6, 2005 at which time the liability was extinguished.  The value of the Financial Instruments Related to Convertible Debt – Conversion Feature is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement for the life of the debt.

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers - which the Company is disputing.  Based upon the circumstances and the advice of its independent counsel and advisors, Management has estimated and accrued approximately $1.7 million through September 24, 2005 for potential additional sales tax liability related to these assessments and related state sales tax matters. Of this total, approximately $13,000 was accrued in the third quarter of 2005.

The Company may further increase its tax reserves during the remainder of 2005 in response to tax assessments received to date.  As of the date of this report, the Company’s maximum exposure related to these assessments in excess of the current reserve is approximately $1.7 million.  The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial authority for its reporting.  Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings.  The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Impairment

In the third quarter of 2005, the Company recorded a charge of $86,000 for the impairment of warrants issued in 1999 which had been capitalized as a deferred contract cost asset.  Management concluded this deferred cost asset was impaired based on the projected discounted cash flows related to sales to the contracted dentists. As of September 24, 2005, the remaining value of this deferred cost of $288,000 was included in other assets.

Overview

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

Revenue and Deferred Contract Costs:  See Revenue Recognition above.

Operating and occupancy costs are composed primarily of:  1) salaries and benefits of Center employees; 2) operating and occupancy costs for the Centers including rent; 3) cost of goods for both the Center and Associated Center whitening procedure kits and retail products; and 4) lease costs for the devices in the Associated Centers.

Selling, general and administrative expenses are composed of all selling and marketing expenses as well as expenses associated with all corporate and administrative functions that support existing operations, including management and staff salaries, employee benefits, travel, professional services, information systems, operating costs of the Company’s call center, training and field support.

Research and development costs represent expenses related to safety and efficacy studies as well as other research activities directed at expanding the Company’s position in the teeth-whitening industry.

The following table sets forth unaudited operating results for the 13 week and 39 week periods ended September 24, 2005 and September 25, 2004 as a percentage of sales in each of these periods.  This data has been derived from the unaudited financial statements.

	13 Weeks ended September 24, 2005	13 Weeks ended September 25, 2004	39 Weeks ended September 24, 2005	39 Weeks ended September 25, 2004

Revenues:
Center whitening fees, net	42.7%	36.6%	42.8%	37.4%
Associated Center whitening fees, net	42.6%	47.5%	43.1%	45.6%
Product sales and other revenue	14.7%	15.9%	14.1%	17.0%

Total revenues, net	100.0%	100.0%	100.0%	100.0%

Operating Costs and Expenses:
Operating and occupancy costs	45.9%	37.8%	46.2%	34.8%
Selling, general and administrative expenses	84.6%	66.1%	87.8%	60.8%
Research and development expenses	0.7%	0.9%	0.7%	1.2%
Depreciation and amortization	17.0%	14.2%	16.3%	13.8%

Total operating costs and expenses	148.2%	119.0%	151.0%	110.6%

Loss from operations	-48.2%	-19.0%	-51.0%	-10.6%

Gain/(loss) on mark-to-market of financial instruments	11.9%	—%	12.7%	—%
Amortization of discount on debt	-6.7%	—%	-6.5%	-0.1%
Interest and other expense, net	-2.5%	-1.8%	-3.3%	-1.4%

Loss before income tax provision	-45.5%	-20.8%	-48.1%	-12.1%
Provision for income taxes	-0.3%	-0.3%	-0.5%	-0.2%

Net Loss	-45.8%	-21.1%	-48.6%	-12.3%

The following are explanations of significant period-to-period changes for the 13 weeks ended September 24, 2005 and September 25, 2004:

Revenues

Total Revenues, net. Total revenues, net decreased by $2.1 million, or 18%, to $9.8 million for the 13 weeks ended September 24, 2005, from $11.9 million for the 13 weeks ended September 25, 2004.

Center Whitening Fees, net.   Center whitening fees decreased by $168,000, or 4%, to $4.2 million for the 13 weeks ended September 24, 2005, from $4.3 million for the 13 weeks ended September 25, 2004.  The number of procedures performed in the Centers decreased 5% to 8,601 in the third quarter of 2005, compared to 9,024 in the same quarter of 2004 due to  lower sales in existing Centers partially offset by procedures performed in new Centers opened in the last year.  Average whitening fees per procedure increased 1% to $486 per procedure in the third quarter of 2005, as a result of slightly lower discounting.  Generally, the level of discounting varies from period to period based on the market conditions at the time.  The Company cannot forecast future trends in fees based on the recent market conditions.

Associated Center Whitening Fees, net.  Associated Center whitening fees, net decreased by $1.5 million, or 26%, to $4.2 million for the 13 weeks ended September 24, 2005, from $5.7 million for the 13 weeks ended September 25, 2004.  The total number of procedures in all Associated Centers decreased 29% to 25,445 procedures in the third quarter of 2005 compared to 35,765 procedures in the same quarter of 2004 due to increased competitive pressure in this channel.  Average whitening fees per procedure increased 4% from $158 per procedure in the third quarter of 2004 to $164 per procedure for the 13 weeks ended September 24, 2005, primarily due to reduced discounting.  Generally, the level of discounting varies from period to period based on the market conditions at the time.  The Company cannot forecast future trends in fees based on the recent market conditions.

Product Sales and Other Revenue.  Product sales and other revenue decreased by 24% to $1.4 million for the 13 weeks ended September 24, 2005, from $1.9 million for the 13 weeks ended September 25, 2004, due to lower retail sales through domestic sales channels from the comparable period in 2004.  Domestic retail sales for the third quarter decreased by approximately $700,000 from the comparable period in 2004.  International retail sales for the third quarter increased by approximately $22,000.  Smile Forever maintenance fees of $287,000 were recognized in the third quarter of 2005; this maintenance program began in the last few weeks of the third quarter of 2004.  Product sales and other revenue includes sales of retail products such as BriteSmile to Go (“BTG”), mouthwash, toothpaste, toothbrushes, sales of Magic Mirrors, recognition of Smile Forever deferred revenues, and payments from customers to reimburse product shipment freight costs.

Operating Costs and Expenses

Operating and Occupancy Costs.  Operating and occupancy costs as a percentage of net revenues was 46% for the 13 weeks ended September 24, 2005, compared to 38% in the 13 weeks ended September 24, 2004.  This was due to decreased revenue and virtually unchanged occupancy and operating expenses for the quarter from the quarter a year ago.  The major expense components in this category are cost of goods sold for all products and services, operating costs of Centers, which include salaries for the dentist and supporting staff, lease financing and rent.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased as a percentage of net revenues to 85% for the 13 weeks ended September 24, 2005 compared to 66% in the 13 weeks ended September 25, 2004.  This was due to reduced sales and increased selling, general and administrative expenses for the quarter compared to the same quarter in 2004.  The $430,000 increase in selling, general and administrative expenses resulted from: increased advertising expense during the third quarter of 2005 of approximately $943,000 as compared to the same period in 2004; increased professional services of $782,000 more than professional services for the 13 weeks ended September 25, 2004;  reduced consulting expenses of $744,000 in the current quarter compared to the third quarter of 2004; and salaries and benefits reduction in expenses of $448,000 compared to the salaries and benefits for the 13-week period in the prior year.

Research and Development Expenses.  Research and development expenses of $72,000 were 1.0% of net revenues for the third quarter of 2005 compared to $110,000, or 1% of net revenues in the corresponding period in 2004.

Depreciation and Amortization.  Due to decreased net sales, depreciation and amortization increased as a percentage of net sales to 17% for the third quarter of 2005, compared to 14% in the corresponding period in 2004.  Depreciation and amortization decreased on a dollar basis by $30,000 from the corresponding quarter one year ago.

Gain on mark-to-market of financial instruments related to convertible debt.  The gain recorded on the mark-to-market valuation of the remaining financial instrument related to convertible debt was $1.2 million for the 13 weeks ended September 24, 2005.  This mark-to-market valuation is driven by the Company’s publicly traded stock price which declined during the period.

Amortization of discount on debt.  The convertible debt issued in December 2004 and the notes payable issued in 2003 were valued net of discount.  The discount of each debt is amortized over the life of the debt using the effective interest method.  For the 13 weeks ended September 24, 2005, the amortization of discount on debt was $652,000.

Interest and other expense, net.  Interest and other expense, net increased to $251,000, or 3% of net revenue, for the third quarter of 2005 from $148,000, or 2% of net revenue, for the corresponding period in 2004.  The increase was due to lower sales in the quarter and higher interest expense related to the December 2004 convertible note financing.

The following are explanations of significant period-to-period changes for the 39 weeks ended September 24, 2005 and September 25, 2004:

Revenues

Total Revenues, net.  Total revenues, net decreased by $6.6 million, or 18%, to $29.8 million for the 39 weeks ended September 24, 2005, from $36.4 million for the 39 weeks ended September 25, 2004.

Center Whitening Fees, net.  Center whitening fees, net decreased by $831,000 or 6% to $12.8 million for the 39 weeks ended September 24, 2005, from $13.6 million for the 39 weeks ended September 25, 2004.  The number of procedures performed in the Centers decreased 3% to 26,833 for the 39 weeks ended September 24, 2005, compared to 27,640 for the same period of 2004.  Average whitening fees per procedure decreased 3% to $476 per procedure for the 39 weeks ended September 24, 2005, compared to the same period of 2004, primarily due to increased discounting in the first half of 2005.  Generally, the level of discounting varies from period to period based on the market conditions at the time.  The Company cannot forecast future trends in this regard.

Associated Center Whitening Fees, net.  Associated Center whitening fees, net decreased by $3.7 million, or 23%, to $12.9 million for the 39 weeks ended September 24, 2005, from $16.6 million for the 39 weeks ended September 25, 2004.  The decrease was primarily due to 22% and 16% decreases in number of procedures sold in domestic and international Associated Centers, respectively.  The total number of procedures in all Associated Centers decreased 20% to 83,165 procedures in the 39 weeks ended September 24, 2005, compared to 104,440 procedures in the same period of 2004.  Average whitening fees per procedure decreased 3% from $159 per procedure to $155 per procedure for the 39 weeks ended September 24, 2005, compared to the same period of 2004.  The decrease in average whitening fee per procedure was primarily due to increased discounting to domestic Associated Centers in the first half of 2005 and competitive pricing pressures in international markets in the third quarter of 2005.  Additionally, discounting varies from period to period and can affect the fees per procedure.  The Company cannot forecast future trends in this regard.

Product Sales and Other Revenue.  Product sales and other revenue decreased by 32% to $4.2 million for the 39 weeks ended September 24, 2005, from $6.2 million for the 39 weeks ended September 25, 2004, primarily due to lower retail sales in both the Centers and domestic Associated Centers, sales recognized in 2004 for a large sale to one of the Company’s product distributors, Sullivan Schein, partially offset by Smile Forever maintenance program revenues recognized in 2005.  International net retail sales were flat for the 39 week periods ended September 24, 2005 and September 25, 2004, respectively.  Retail products are sold at Centers and Associated Centers, through partners such as Sullivan Schein and QVC, directly by the Company’s Call Center and on the Company’s website.  Product sales and other revenue includes the Company’s BriteSmile To Go (“BTG”), toothpaste, mouthwash, whitening gum, toothbrushes, and Magic Mirrors, recognition of Smile Forever deferred revenues and payments from customers to reimburse product shipment freight costs.

Operating Costs and Expenses

Operating and Occupancy Costs.  Operating and occupancy costs as a percentage of net revenues was 46% for the 39 weeks ended September 24, 2005, compared to 35% for the 39 weeks ended September 25, 2004.  The major expense components in this category are Center salaries and benefits, rent on Center properties, cost of goods sold and lease financing.  The year over year cost increase was due to decreased revenue and a $1.1 million increase in occupancy and operating expenses for the 39 weeks, primarily due to operating costs of new spas and expanded operating hours compared to the same period in 2004, and an impairment of a deferred cost asset of $298,000 recognized in 2005 partially offset by lower cost of goods sold and lower lease financing expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased as a percentage of net sales to 88% in the 39 weeks ended September 24, 2005, compared to 61% in the corresponding period in 2004.   This increase was due primarily to reduced sales and a $4.0 million increase in selling, general and administrative expenses in the 39 weeks ended September 24, 2005 compared to the same period in 2004.  The $4.0 million increase in selling, general and administrative expenses resulted from a $2.5 million increase in advertising, additional professional services, higher salaries and benefits at the corporate level including accruals for possible settlements in connection with current legal matters, increased sales center costs and accruals for potential sales tax liabilities.

Research and Development Expenses.  Research and development expenses of $221,000 remained at 1% of net revenues in the 39 weeks ended September 24, 2005 while actually declining on a dollar basis from $425,000 in the 39 weeks ended September 25, 2004.

Depreciation and Amortization.  Depreciation and amortization increased as a percentage of net sales to 16% for the 39 weeks ended September 24, 2005, compared to 14% in the corresponding period in 2004.  The decrease of $171,000 in depreciation and amortization expense to $4.9 million for the 39 weeks ended September 24, 2005 results from existing fixed assets becoming fully depreciated partially offset by new assets related to Center construction put into service during 2005.

Gain on mark-to-market of financial instruments related to convertible debt.   For the 39 weeks ended September 24, 2005, the Company recorded a gain of $3.8 million on the mark-to-market of the financial instruments related to its convertible debt.  The mark-to-market computation is based on the Black-Scholes method and gains or losses are recorded to adjust the fair value of the financial instruments related to the convertible debt.

Interest and other expense, net.  Interest and other expense, net increased $635,000 to a net expense of $975,000, or 3% of net revenue, for the 39 weeks ended September 24, 2005, compared to a net expense of $340,000, or 1% of net revenue, for the corresponding period in 2004.  Interest and other expense in the 39 weeks ended September 24, 2005 consists mostly of increased interest expense associated with the convertible debt.  Other expense also includes $342,000 of loss on disposal of equipment for the 39 weeks ended September 24, 2005.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At September 24, 2005, the Company had $5.5 million in cash and $0.9 million in borrowing capacity under lines of credit.  To date, the Company has yet to achieve profitability. The Company expects that its principal uses of cash will be to provide working capital, for debt service, to finance capital expenditures, and to meet corporate expenses.

The Company has made the following changes to its capital resources since the beginning of 2004:

•

On July 12, 2005, the Company and Excimer Vision Leasing (“EVL”), a related party, amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for unpaid variable and fixed fees unpaid at the date of the sale (such unpaid fees currently equal $288,000) and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease.

•

In December 2004, the Company obtained $11.2 million (net proceeds) from the sale of Convertible Debt to six investors for the purpose of funding new Center expansion and general working capital requirements.

•

In August 2004, the Company and EVL, a related party, amended BriteSmile’s capital lease agreement to provide that the total rents deferred under the December 2003 lease amendment would be deferred further such that $1.0 million would be paid on February 15, 2005, $1.0 million would be paid on February 15, 2006 and the remaining balance due ($1.5 million) would be paid on February 15, 2007.  The first payment was made on February 15, 2005.

•	In August 2004, the Company repaid to EVL the remaining principal balance of approximately $0.8 million obtained from EVL in March 2001.
•	In January 2004, the Company received $6.8 million from the December 2003 private placement of 923,943 shares of common stock (of which $1.7 million was received in December 2003).

The financial statements have been prepared on a going concern basis of accounting.  Based upon current cash on hand, available borrowing capacity, current business projections combined with the ability to reduce expenses and capital expenditures, the Company believes it has sufficient liquidity to support operations into early 2006.  However the Company may not have sufficient liquidity to support operations for at least another 12 months, and therefore, raises doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate.  We operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash needs.  Accordingly, our liquidity projections may improve or deteriorate depending on these changing conditions.  At this time, the Company believes that to address its liquidity challenges, it will be required to raise ad ditional funds through the sale of equity or debt securities, restructure existing debt, cut expenses, sell assets or implement other cash flow improvement solutions.  There can be no assurance that the Company will be successful in these efforts.  Additional capital may not be available on satisfactory terms, if at all, asset sales may not materialize, and attaining positive cash flow by early 2006 may not be achieved.

Cash Requirements

The primary cash requirements of the Company are for maintaining current operations, debt service and capital expenditures to grow the network of Associated Centers and Company-managed Centers.  In particular, spending on advertising, employee salaries, cost of goods and rents is required to operate the business.

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment, and to a lesser degree, debt repayments. During the first quarter of 2004, the Company repaid a $2 million bridge loan (including interest) obtained in November 2003 from LCO Investments Limited (“LCO”), a related party.  LCO is the Company’s primary shareholder.  During the third quarter of 2004, the Company repaid a loan with a remaining principal amount of $0.8 million obtained in March 2001 from EVL, also a related party.

In 2003 and 2004, the Company and EVL amended their capital lease agreement to provide that the variable rent portion of the monthly payment due beginning November 2003 and the fixed rent portion of the monthly payment due beginning January 2004 would be deferred and paid to EVL in annual installments beginning February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points.  As of September 24, 2005, the unpaid variable rent was $2.5 million, of which $1.5 million is included in long-term debt.  As of September 24, 2005, the unpaid fixed rent of $288,000 is current.

Monthly payments of $333,000 on the Company’s convertible debt will begin July 2006.

Sources of Cash, Liquidity and Capital Resources

In the 39 weeks ended September 24, 2005, net cash used in operations was $8.2 million.

Net cash used in financing activities was $851,000 for the 39 weeks ended September 24, 2005, compared to net cash provided of $3.0 million for the same period in 2004.  During the 39 weeks ended September 24, 2005, the Company paid principal on capital leases of $1.6 million to EVL, a related party, $1.0M of which was paid in February 2005 on previously deferred capital lease payments from 2004. The Company received proceeds of $73,000 from exercises of stock options and $448,000 from exercises of warrants, including $148,000 from LCO, a related party.

Capital expenditures were $4.1 million for the 39 weeks ended September 24, 2005, compared to $1.0 million for the same period in 2004.  The capital expenditures in the 39 weeks ended September 24, 2005 were primarily related to the buildout of new Centers and the purchase of new LATW devices.

Cash paid for interest and income taxes during the 39 weeks ended September 24, 2005 was $661,000 and $102,000 respectively.

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

Seasonality

The Company believes that its business follows seasonal trends due to changing consumer demand during certain holiday periods and national days such as Valentine’s Day, Mother’s Day and Father’s Day. As a result, the Company’s sales performance could potentially be affected.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Company management is aware of certain deficiencies in the design or operation of the Company’s disclosure controls and internal accounting controls.

In connection with its audit of the Company’s 2004 financial statements, Deloitte & Touche LLP, the Company’s former independent registered public accounting firm, determined that (1) inadequacies in the design and execution of the Company’s internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constitute material weaknesses in the Company’s internal control structure for the year ended December 25, 2004.  The inadequacies in the Company’s control structure included deficiencies or inadequacies in the following specific areas:  payments made to vendors without adequate supporting documents, communication of all transactions to the financial department, segregation of duties among finance department employees, recording of inventory and physical inventory counts, tracking of fixed assets, and timely completion of account reconciliations.  Although any one of the foregoing categories may not relate to material dollar amounts, in the aggregate they represent a material weakness in the Company’s internal control structure.  With respect to any specific adjustments identified in the audit process related to improper application of accounting principles or inadequacy of internal controls, the Company believes that all such adjustments have been made and are properly incorporated in the reported results of the Company.

The Company’s management, with the participation of its President (its Principal Executive Officer) and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered.  Based on this evaluation, the Company’s President and Chief Financial Officer concluded that as a result of the material weaknesses referred to above, the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this report.

The Company has made, and intends to continue to make, improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, to address the identified deficiencies.  In addition, management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 but does not expect to complete its compliance project until the latter part of 2006 or early 2007.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company’s accounting policies and procedures, and help to identify and rectify any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

5.	Legal Proceedings

The Company is the subject of certain legal actions.  Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of September 24, 2005.  This conclusion has been developed in consultation with outside counsel handling BriteSmile’s defense in the matters.  However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). The Company filed an initial complaint against Discus Dental, Inc. (“Discus”), Culver City, California, in July 2002.  As amended to date, the complaint asserts claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628.  In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleges misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The amended lawsuit alleges that, as BriteSmile’s Medical Director, Nathoo had, and continues to have, an obligation to keep BriteSmile’s trade secrets confidential. Beginning in 2001, Discus Dental and Nathoo entered into an agreement whereby Discus Dental paid Nathoo at least $2.5 million over a less than two year period for Nathoo’s “consulting” services, which included paying Nathoo to share with Discus certain of the Company’s trade secrets. The lawsuit alleges further that in December 2002, a third party informed BriteSmile of Nathoo’s activities, and that when confronted by BriteSmile, Nathoo admitted to receiving $2.5 million from Discus. The Company seeks a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, treble damages and attorneys fees for willful patent infringement, punitive damages, and other relief.

Discus has filed its answer to the amended complaint and counterclaims. In its answer, Discus denies any liability for BriteSmile’s claims and raises various affirmative defenses.  Discus asserts counterclaims against BriteSmile, seeking, among other claims, (i) judicial declarations that BriteSmile’s patents are invalid, unenforceable, and have not been infringed, (ii) tortious interference with prospective economic advantage and economic business relations, and (iii) unfair competition.

In July 2003, the case of Salim Nathoo v. BriteSmile Leasing was consolidated with the Discus Patent Litigation.  Thereafter, Nathoo filed an answer and counterclaims to the Company’s complaint, as well as a third party complaint against Montgomery, who at the time was a director of the Company, and several of Montgomery’s companies, and the following current or former Company employees or directors: John Reed, John Warner and Anthony Pilaro, alleging causes of action including correction of inventorship of several of the Company’s patents; infringement by the Company of those same patents; misappropriation of trade secrets by the Company, Montgomery and several of his companies, Reed, Warner and Pilaro; conversion by the Company, Montgomery and his companies, Reed, Warner and Pilaro;  fraud against the Company, Montgomery, Reed, Warner and Pilaro; breach of contract by the Company, Montgomery, Reed, Warner, and Pilaro; and tortious interference with contract by the Company.  In May 2005, the Court dismissed several of Nathoo’s correction of inventorship claims and dismissed the claim against CAP Advisors Limited.

On May 13, 2005, the Court issued its Claims Construction Order construing the legal meanings of certain of the claims of the patents-in-suit.  The parties thereafter submitted a Joint Case Management Report to the Court, and they await a new scheduling order setting the dates for the remainder of discovery and trial.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement.  BriteSmile has moved to dismiss those counterclaims.   A hearing is scheduled on November 4, 2005.

Both of Nathoo’s California counsel have moved to withdraw from the case on the grounds that they have not been paid by Nathoo.  A hearing on those motions is scheduled for November 18, 2005.

Discovery and pre-trial proceedings are ongoing.

BriteSmile Development, Inc. v. Discus Dental, Inc.   BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against competitor, Discus Dental, Inc. (“Discus”) in federal court in California. The suit alleges that Discus’ Zoom! 2 tooth whitening system infringes a patent issued to BDI on October 25, 2005, because it employs a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.  The new suit alleges that, as a result of prior litigation, Discus attempted to reformulate its tooth whitening products to avoid infringement -- including launching the Zoom! 2 Chairside Whitening System. The new suit alleges that, despite the reformulation, the Zoom! 2 system infringes the newly issued BDI patent.

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

Smile Inc. Asia Pte. Ltd. v. BriteSmile   In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in  Utah state court. The complaint alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening (“LATW”) or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.

In May 2004, the Company filed a motion to compel Smile to participate in mandatory binding arbitration and to stay the litigation pending arbitration.  In June 2004, the Court denied the Company’s motion to compel arbitration.  On July 16, 2004, the Company filed a Notice of Appeal on the issue of compelling this case to be decided by mandatory binding arbitration.  The case is stayed at the trial level until the appellate court decides whether to compel Smile to participate in arbitration. On September 9, 2005, the Court of Appeals affirmed the trial court’s finding that BriteSmile waived its rights to arbitration.  BriteSmile will file a petition for certiorari to the Utah State Supreme Court.

Both parties have produced documents and written responses in support of their claims and defenses, and depositions of certain key witnesses have been taken.  However, the Company is still waiting to receive from Smile documents and evidence to support Smile’s calculation of damages.  While the plaintiff has claimed $10 million in damages, management believes that the likelihood of material damages to the Company is remote.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, The Proctor & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also seeks a declaratory judgment that certain U.S. patents owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) are invalid and unenforceable, and that P&G’s Whitestrips product does not infringe the Patents. P&G is also seeking monetary damages of at least $75,000 from the Company. Defendants have filed a motion to dismiss P&G’s declaratory judgment action for non-infringement and invalidity as well as for breach of the Standstill Agreement.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents in suit by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale. The Markman Hearing took place in April 2005, and the parties are awaiting a ruling from the Court.   There are currently no new motions pending with the Court other than the motion to dismiss filed by the Company at the outset of the case, and a motion to compel discovery filed by P&G.

Gregg A. Coccari v. BriteSmile, Inc., commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005.  Coccari was hired as the Company’s CEO in January 2005.  Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee.  Based on, among other things, statements made by Coccari and his representatives, the Company deems that Coccari resigned as CEO and a member of the Executive Committee in June 2005.  In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company.  He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari.  Coccari filed the statement of claims concerning his allegations in September and the Company filed the answer to the statement of claims and counterclaims in October 2005.  Coccari’s demand for arbitration seeks an award of $10 million.  However, the Company believes that Coccari’s claims are without merit and intends to vigorously defend against such claims.

Lisa Bates Pristavec and Paul Pristavec v. Thomas Galligan, Drs. Galligan and Villa LLP, BriteSmile Inc., Gerard Villa and Jane Doe.   This action was commenced on September 24, 2004 in Supreme Court, Richmond County New York, but a Complaint was not filed until June 23, 2005. According to our counsel, this process of commencing the action may not comply with the applicable statutes. The Complaint alleges that the plaintiff was injured in the course of a teeth whitening procedure performed at an associated center and asserts claims for medical malpractice, lack of informed consent, strict liability, breach of warranty, and negligence/product liability as well as loss of consortium by the plaintiff’s husband.  The plaintiff seeks $5 million in damages and her husband also seeks $5 million in damages.  The Company’s Answer was served on November 1, 2005 raising affirmative defenses, among other things, of statute of limitations, lack of jurisdiction, and learned intermediary. Discovery has not yet commenced.  Based upon information presently available, the Company believes that the claims of the plaintiff and her husband are without merit and the Company will vigorously defend the action..  The Company believes that it is adequately insured against any liability, if any, in connection with this action.

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

During the 39 week period ended September 24, 2005, the Company granted to key employees and directors under its 1997 Stock Option and Incentive Plan non-qualified options to purchase an aggregate of 391,443 shares of the Company’s common stock, at exercise prices ranging from $3.77 to $6.30 per share.  Options generally vest over a two to five-year period and have a maximum term of ten years.

For all option grants, the Company claimed exemption from registration under the Securities Act of 1933 in that the Company believes such grants were not “sales” within the meaning of the Act.  Shares issuable upon exercise of the options have been or will be registered with the SEC pursuant to Registration Statements on Form S-8.

On January 9, 2005, 240,000 shares of restricted stock were granted to the former Chief Executive Officer upon his hire.  The shares vested one-third upon grant and were to vest one-third on each of the two employment anniversary dates thereafter.  At the time of the former Chief Executive Officer’s deemed resignation in June 2005, 80,000 options had vested.

During the 39 weeks ended September 24, 2005, the Company received proceeds of $448,000 from exercises of warrants, including $148,000 from LCO, a related party.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On November 4, 2005, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department indicating that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 3, 2006, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

The Nasdaq Staff Deficiency Letter further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by May 3, 2006, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

Reference to the Nasdaq delisting warning letter is included in the Company’s earnings press release dated November 8, 2005, attached hereto as Exhibit 99.1.   A copy of the Nasdaq Staff Deficiency letter is attached hereto as Exhibit 99.2.

ITEM 6.	EXHIBITS.

Exhibit Number Per Item 601 of Regulation S-K	Title of Document

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

10.02

Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03

Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04

Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07

Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08

Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09

Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10

Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12

Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13

Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30. 2000).

10.14

Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17

Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18

Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19

Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20

Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21

Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22

Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23

Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24

Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25

Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26

Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document

10.27

Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28

Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29

CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30

Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31

Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32

Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33

Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34

Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35

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

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40

$2.5 million loan agreement between BriteSmile and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (filed herewith).

Exhibit Number Per Item 601 of Regulation S-K	Title of Document

11	See Note 4 to the Notes to Condensed Consolidated Financial Statements of the Company included in this Report.

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Press Release of the Company dated November 8, 2005 announcing earnings of the Company for the quarter ended September 24, 2005, and Nasdaq Staff Deficiency Letter dated November 4, 2005 (filed herewith).

99.2	Nasdaq Staff Deficiency Letter dated November 4, 2005 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ Julian Feneley	November 8, 2005
Date
Julian Feneley
President
(Principal Executive Officer)

/s/ Ken Czaja	November 8, 2005
Date
Ken Czaja
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)