Form 10-K
period 2005-12-31
BRITESMILE INC
filed 2006-04-17
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer   ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 2006 was approximately $4,192,415.

The number of shares outstanding of the registrant’s common stock as of March 17, 2006 was 10,549,130.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the June 2006 Annual Shareholders Meeting.

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

Overview

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market, and sell advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations included the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

Since the end of fiscal 2005, the Company has experienced a number of significant events:

•	We sold our Associated Centers business to Discus Dental, Inc. in March 2006 for approximately $26.3 million and settled our litigation with Discus Dental, Inc. for $8.7 million resulting in total consideration of approximately $35 million to BriteSmile.

•	We entered into a contract to sell our Centers business for $20 million and expect to complete the sale in the second quarter of 2006.

•	We repaid all of our outstanding debt in March 2006 (approximately $19 million) as a condition of sale of the Associated Center business.

•	We settled our litigation with The Procter & Gamble Company for $4 million, of which the Company expects to receive approximately $1 million.

•	As a result of the sale of the Associated Center business, we are terminating many of our executive management and corporate staff on or before the end of April 2006. What will remain is a reduced corporate management and staff.

In March 2006, we completed the sale of our Associated Center business and expect to complete a separate transaction to sell our Center and retail operations (“Centers business”) in the second quarter of 2006. Following completion of the sale of our Centers business, we will no longer have any business operations. Following the sale of the Centers business, we will commence a process to liquidate the Company, which might include the repurchase of shares in the market or by offer to the shareholders of the Company.

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”)

completed an asset sale to Discus Dental, Inc., a California corporation (“Discus”), wherein Discus acquired the assets and the operations of our Associated Centers and substantially all of our intellectual property for approximately $26.3 million, plus the assumption of certain liabilities, and we settled our litigation with Discus Dental, Inc. for which they have paid us $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Center business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the continued operation of the Centers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus.

On January 13, 2006, the Company entered into a Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) with Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), pursuant to which Dental Spas has agreed to purchase the Company’s Centers business. Through 17 Centers throughout the United States, teeth whitening procedures are performed using the Company’s whitening technology. In addition, the sale will include the Company’s business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels. The purchase price is approximately $20 million. Dental Spas also assumed certain of our continuing obligations relating to the Centers. The transaction is expected to close in the second fiscal quarter of 2006, but not later than April 30, 2006.

This Annual Report on Form 10-K presents financial information in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Other Supplementary Data,” among other sections. The financial data presented has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Centers and the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, the corporate office facility, information technology, insurance, legal fees and accounting fees.

The Company maintains executive offices and principal facilities at 460 North Wiget Lane, Walnut Creek, California, 94598. Our telephone number is (925) 941-6260. The Company maintains a web site at www.britesmile.com, however, the web site location and content would be sold as part of the transaction with Dental Spas. Once the sale is complete, this web site will no longer reflect the continuing business operations of the Company. The information on our web site should not be considered part of this report on Form 10-K.

Under the terms of the asset sale to Discus, we have agreed to change the company name as soon as reasonably practical.

Marketing and Distribution

BriteSmile’s teeth-whitening procedures and products are marketed primarily via consumer advertising and, in the past, through promotional activities targeting potential dentists. The Company devotes significant resources to direct-to-consumer marketing through a variety of channels including radio, print, TV, and on-line advertising. In addition, the Company distributes promotional certificates to consumers using e-mail and direct mailings, and before the Discus transaction, through its network of Associated Centers. In the U.S., using a toll-free number, consumers can call the Call Center and speak to a trained advisor who can make an appointment at a Center for a whitening procedure.

The Call Center, located at the Company’s corporate headquarters in Walnut Creek, California for most of 2005, is equipped with advanced telephone and computer equipment and can book appointments via the Company’s proprietary web-based scheduling system (the “Scheduler”). In December 2005, the Call Center operation was outsourced to an independent company, CMR, Inc. The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed in Centers and payments. The Scheduler allows the Call Center and each BriteSmile Center to view and interact on a real-time basis with dentists’ schedules. It also enables management to closely monitor performance of advertising campaigns and call center advisors, Center operational and financial results.

Competition

The Company’s light-activated teeth whitening (“LATW”) procedure competes with all teeth whitening products and services. These include in-office bleaching systems, professionally administered take home bleaching systems, and over-the-counter consumer products such as pastes, gels, brush-ons and strips. Competition continues to proliferate as consumer demand for whitening increases.

Numerous manufacturers and individual brands compete in the various product arenas. Companies continue to enter the LATW arena with products of their own. Some of these companies are also in the professional teeth whitening tray business. A significant development in 2001 was the launch of Crest WhiteStrips, a new methodology for at-home whitening. These strips are sold over-the-counter and in dental offices. Many competing products have a treatment time substantially longer (weeks or more) than BriteSmile’s LATW procedure, are less efficacious, and cause greater sensitivity.

When Discus acquired our Associated Centers business, it agreed not to use the intellectual property acquired from the Company to compete in the Center channel. However, Discus owns other tooth whitening technologies which it could use to compete against us or the Centers business.

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

Sources of Supply

The Company subcontracted the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado which was acquired by Delphi Medical Systems in 2004. Overall, the Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively.

Fulfillment Services Agreement with Oraceutical

In 2004, BriteSmile entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Robert Eric Montgomery (“Montgomery”), the Chairman & CEO of Oraceutical, LLC, was a member of BriteSmile Inc.’s Board of Directors until September 2005 and a member of BriteSmile Development Inc’s., an affiliated company, Board of Directors until December 2005.

Contractual Relationship with Centers

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

Patents, Trademarks and Licenses

The Company has filed a number of patent applications related to the LATW system which have been issued or are pending, including patent applications related to the composition of the Company’s whitening gel, methods of whitening teeth with light, tissue isolation barriers, the Company’s business method and the Company’s unique system of delivery of light to all teeth simultaneously through the Company’s gas-plasma light or LED technology activating device.

During its existence, the Company has filed for and received many patents related to teeth whitening compositions, methods of tooth whitening, methods of LATW, compositions for use in LATW, peroxidase-activating oral compositions, compositions for making an artificial prosthesis, an adjustable articulated positioning device, a portable, high power arc lamp system, and a design for a device that provides light to teeth for whitening procedures. Similar patent applications have issued or are pending in various countries including the European Union, Canada, Japan and Australia. These patents, along with the underlying technology, were sold to Discus. In connection with the sale, Discus granted the Company a license to all patents and know how relating to or used in the operation of the Centers business and a trademark license to use the BriteSmile tradename and marks in the Centers business and for licensed retail products for distribution in the retail channel. These licenses will be sold to Dental Spas as part of the sale of our Centers business.

Irrespective of whether the Dental Spa sale closes, the Company will retain the right to prosecute any legal claims we currently have or may in the future have against infringers in the teeth whitening strip field where we retain exclusive rights under certain patents sold to Discus.

Governmental Regulations

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

Product Liability

The Company may become subject from time to time to suits alleging negligence, product liability or related causes of action, and there are currently two such claims pending. The Company maintains product liability insurance coverage for its products and services with coverage limits of $5 million per occurrence and $5 million per year.

Employees

As of March 6, 2006, the Company had 101 full-time employees and 30 part-time employees. The number of employees, including Executive Management, is expected to decrease substantially during the second quarter of 2006 as a result of the sales of our Associated Center and Centers businesses. None of the Company’s employees are represented by a union, and the Company is not aware of any efforts to unionize any employees. The Company believes its labor relations are satisfactory.

Financial Information about Segments and Geographic Areas

Our business is focused on one industry segment: products and procedures to whiten teeth. All of our revenues and profits are generated through the sale and service of products for this one segment. Following the sale of our Centers business we will no longer have any business operations. Our profit and loss and our total assets for the last three fiscal years are reported in the financial statements included in Item 8 of this report. The reported amounts are prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Centers and the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the Securities and Exchange Commission, (the “SEC”), are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

We have entered into an agreement to sell our sole remaining business – our Centers business. If we complete the sale of our Centers business, we will no longer have an operating business.

We have paid off our debt and intend to pay various transaction-related costs along with other unassumed liabilities from the proceeds of the sale of our Associated Centers business. We signed a purchase agreement with

Dental Spas, LLC to sell our Centers business and the right to operate BriteSmile branded Centers worldwide. When such sale occurs, we will cease to have an operating business. Following the sale of our Centers business, our main assets will be cash, and loss carryforward. In addition, if we no longer have an operating business, we may choose to take various actions to reduce or eliminate costs, including actions that would allow us to deregister our common stock with the SEC such as an issuer self-tender offer or other purchases of our common stock or a cash-out merger. We may also decide to liquidate our assets. If we liquidate our assets, no assurance can be given that funds will be available to distribute to our shareholders at that time, whether from the proceeds of the sale of our Centers business or otherwise.

We may not be able to obtain necessary third party consents to the transfer of certain contracts and leases required for closing of the sale of the Centers business.

In addition to the other conditions that must be satisfied prior to closing the sale of the Centers business, we are obligated to obtain certain third party consents to the transfer of certain contracts or leases as part of the sale of the Centers business. If we are unable to obtain these consents, the sale may not be consummated. The receipt of these consents depends upon parties over which we have no control.

The Asset Purchase Agreement with Discus and the Purchase Agreement with Dental Spas will expose us to contingent liabilities.

In connection with the sale of our Associated Center business to Discus, we agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus. In addition, in connection with the sale of our Centers business to Dental Spas, we have agreed to indemnify Dental Spas for a number of matters, including the breach of our representations, warranties and covenants contained in the Purchase Agreement with Dental Spas. A breach or inaccuracy of any of the representations, warranties and covenants in either the Asset Purchase Agreement or the Purchase Agreement could lead to an indemnification claim against us by Discus or Dental Spas, respectively. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to distribute cash to shareholders upon a liquidation or ability acquire a new operating business.

Our ability to utilize our net operating loss carryforward may be limited or eliminated in its entirety.

We will recognize gains or losses for federal income tax purposes on the sale of the assets in the sales of our Associated Centers and Centers businesses. We have a substantial net operating loss carryforward that we plan to use to offset our federal tax liability to the extent allowable, other than alternative minimum tax, generated from the sales of our Associated Centers and Centers businesses. Based on the final determination of the purchase price allocation of the Associated Centers business, we may be subject to additional tax in the Republic of Ireland above the federal income tax. If our net operating loss carryforward is found to be subject to annual limitations, then our federal tax liability and available cash proceeds after the sale may be materially different and our financial position could be adversely affected. As of December 2005, we had net operating loss carryforwards of more than $150 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in our equity ownership occurring in the last three years and (3) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

The sale of our Centers business might adversely affect our ability to retain key management, technical and consulting personnel.

Following the sale of our Centers business, we will no longer have an operating business. If we no longer have an operating business, we may not be able to retain, or may no longer have a need to retain, key management and personnel. Even if the sale of our Centers business is not consummated, the announcement of the sale may cause our customers to terminate or modify their relationships with us and these negative effects could continue indefinitely.

We face possible delisting from the Nasdaq SmallCap Market, which would result in a limited public market for our common stock, and may adversely affect the price and trading volume of our common stock.

There are several requirements for the continued listing of our common stock on the Nasdaq SmallCap Market, including, but not limited to, maintaining a minimum bid price of $1.00 per share, maintaining total shareholders’ equity of $2.5 million and maintaining an operating business.

Following completion of the sale of our Centers business, we will cease to have an operating business. At this time, we do not intend to acquire a new business following completion of the sales. Furthermore, even if we acquire an operating business following the sale of our Centers business, we will still have to continue to meet the other requirements for continued listing on the Nasdaq SmallCap Market.

We also received notice from The Nasdaq Stock Market informing us that our common stock would be subject to delisting from the Nasdaq SmallCap Market unless we provided a specific plan to achieve and sustain compliance with all listing requirements. We submitted to Nasdaq a plan to comply with the shareholders’ equity requirement, based upon the impact of the sale of our Associated Centers business on shareholders’ equity. However, we received a letter from The Nasdaq Stock Market on January 25, 2006, informing us that because we do not comply with the shareholders’ equity requirements of The Nasdaq Stock Market and we will no longer have an operating business following the sales of our Associated Centers and Centers businesses, our common stock would be delisted from the Nasdaq SmallCap Market at the opening of business on February 3, 2006. We appealed Nasdaq’s decision to delist our common stock to a Nasdaq Listing Qualification Panel. On March 9, 2006, representatives of BriteSmile attended an oral hearing before the Nasdaq Listing Qualifications Panel regarding our continued listing on The Nasdaq SmallCap Market. On March 17, 2006, we received notification of the Panel’s decision. The Panel granted our request for continued listing, subject to the conditions that (1) on or before May 15, 2006, we report in our Form 10-Q for the fiscal period ended April 1, 2006, actual stockholders’ equity at April 1, 2006 of at least $2.5 million, and (2) on May 15, 2006, or on the day of the closing of the sale of our Centers business, whichever is sooner, we provide the Panel a written update containing a definitive plan addressing resolution of our potential status as a public shell. In addition, we must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. If we are unable to meet these conditions, our common stock may be delisted from The Nasdaq Stock Market. If we were to be delisted, the Company would explore other listing alternatives such as the OTC Bulletin Board.

If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease even further. If our common stock is not listed on the Nasdaq SmallCap Market, many potential investors will not purchase it, which would further limit the trading market for our common stock.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including:

•	quarter-to-quarter variations in operating results; and

•	market conditions in the economy as a whole.

The market price for our common stock may also be affected by our ability to meet investors’ or securities analysts’ expectations. Any failure to meet these expectations, even slightly, may result in a decline in the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

We have a history of losses and accumulated deficit and this trend of losses may continue in the future.

For 2005, 2004 and 2003, we had a net loss of $17.8 million, $7.8 million and $14.6 million, respectively. As of December 31, 2005, our accumulated deficit was $175.8 million. Following the sale of our Centers business, we will cease to have business operations. Following the sale, we do not currently intend to pursue acquisition of another operating business. We make no assurance that even if we were to acquire new business operations that we would be profitable in the future.

RISKS OF OUR BUSINESS IF WE DO NOT COMPLETE THE SALE OF OUR CENTERS BUSINESS

If we do not complete the sale of our Centers business and we continue to operate the Centers business, the risk factors listed below in italics would be applicable to us and our operation of the Centers business. However, even if we complete the sale of the Centers business, some of the risk factors below might still apply to us following the sale.

If we do not complete the sale of our Centers business, we will continue to operate the Centers business as our sole operating business, and we may not be profitable.

The closing of the sale of our Centers business is contingent on the occurrence of many things, several of which are out of our control, including the ability of Dental Spas to complete the financing of the purchase, no material change occurring to our Centers business and our obtaining consents from various third parties. If we do not complete the sale of our Centers business, we currently intend to continue to operate the business. We have not been able to operate profitably in the past, and while our business would initially consist of only our Centers business and not our Associated Center business, which we sold, we cannot guarantee that our business would be profitable.

Inflation

Most of our products are purchased in finished form and packaged by the supplier or at our headquarters. We anticipate usual inflationary increases in the price of our products and do not intend to pass these increases along to our customers. In general, we do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

Seasonality

We believe that our business follows seasonal trends due to increased consumer demand during the spring and early summer months, and around public and national holidays. As a result, our sales performance could potentially be affected.

Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

We derive most of our revenues from our LATW procedures, a relatively new teeth-whitening concept for consumers. We also market BriteSmile branded toothpaste, electric toothbrushes, mouthwash, the BriteSmile To Go pen, and post-whitening procedure touchups through our Centers and on our website. Our success will depend in large part on our ability to successfully encourage consumers to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

Our success will depend on our ability to update our technology to remain competitive.

The dental device and supply industry is subject to technological change. As technological changes occur in the marketplace, we may have to modify our products in order to become or remain competitive or to ensure that our products do not become obsolete. We sold virtually our entire technology portfolio to Discus and although we have a license to use the existing technology in the Centers, we cannot give assurances that we will be able to either acquire or develop newer technology in the future. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline, which could adversely affect our cash flows, liquidity and operating results.

We may have problems financing our future growth.

If we were to continue to operate our Centers business, our growth strategy would include investment in and expansion of Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand, and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds may be needed in the future for continued expansion. We cannot give assurance that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

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

In addition, we recently sold our Associated Center business to Discus. BriteSmile products and services offered through our Centers will compete directly with BriteSmile products and systems offered through existing independent dental offices.

We may experience shortages of the supplies we need because we do not have long-term agreements with certain suppliers and rely on sole sources for key equipment.

Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April 2001, the Company’s LATW systems are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi.

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

Our future growth will depend in part on adding new Centers.

One driver of future growth will be expansion of the number of our Centers. We cannot give assurance that we will be successful in expanding the number of Centers or that such additions will achieve sales levels satisfactory to us. Demand for the Company’s services and products is driven by consumers whose broad spending patterns are affected by general economic conditions. Over recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters.

We operate our Centers using intellectual property under a license granted to us by Discus Dental, and we cannot guarantee that the underlying patents will not be infringed by competitors, or that certain patents that have been applied for will be granted.

In connection with the sale of our Associated Center business to Discus, we sold all of our intellectual property relating to our business to Discus, but we retained a license from Discus permitting us to utilize the intellectual property to operate our Centers business.

There is an expansive and growing portfolio of patents to protect the intellectual property rights licensed to us. In 2002, two patents relating to the LATW systems were granted, including a patent covering a method of whitening teeth by exposing teeth treated with transparent composition including a peroxide and photosensitizing compound to light, comprising of a bleaching composition exposed to light to accelerate whitening, and a patent covering the light source. There are also a number of patent applications related to the composition of our whitening gel, tissue isolation useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. We also filed patent applications related to the BriteSmile To Go pen.

The rights relied upon to protect the intellectual property licensed to us by Discus underlying our products and services may not be adequate, which could enable third parties to use the technology used by us and would reduce our ability to compete in the market.

The rights licensed to us by Discus rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products and services. If these measures do not protect these rights, third parties could use the same technology we use, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products and services may breach their agreements with us or Discus regarding intellectual property, and we may not have adequate remedies for the breach. We or Discus also may not be able to effectively protect these intellectual property rights in some foreign countries. We also realize that our and Discus’ trade secrets may become known through other means not currently foreseen by us. Notwithstanding our and Discus’ efforts to protect this intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to the technology and products used by us without infringing on any of the intellectual property rights or designs we use.

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

Our corporate structure, the operation of Centers and contractual relationships with the licensed dentists at our Centers are subject to government regulation and may be reviewed by applicable state agencies governing the practice of dentistry (such as a Board of Dental Examiners). We believe that our present and contemplated operation of Centers is and will be in compliance in all material respects with applicable federal, state and local laws and regulations, and that favorable review of our corporate structure would be obtained from any state agency which chooses to review our operational structure. However, we cannot give assurance that such favorable review would be obtained in all instances. If we are unable to obtain favorable review, we may be subject to penalties. We continue to cooperate with state regulatory agencies to respond to any requests for information about our business structure and to obtain any necessary governmental approvals. We cannot give assurance that future enactments, amendments or interpretations of government regulations will not be more stringent, and will not require structural, organizational or operational modifications to our existing or future contractual relationships with the licensed dentists at our Centers who provide our services.

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

Current directors and executive officers of the Company, or their affiliates, own and control more than a majority of the outstanding common stock of the Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of the Company’s board of directors and any other matters requiring approval of the shareholders of the Company.

Our efforts to build strong brand identity and customer loyalty may not be successful.

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers and strategic partners. In order to attract and retain these groups and respond to competitive pressures, we intend to continue advertising spending to create and maintain brand loyalty. However, as a result of the sale of our Associated Centers business, we intend to reduce spending on advertising. We do not yet know if the reduced advertising will result in a material reduction in revenues. We believe that advertising rates, and the cost of advertising campaigns in particular, could increase substantially in the future. If our branding efforts are not successful, our results of operations could be adversely affected.

Promotion and enhancement of the BriteSmile brand will also depend on our success in consistently providing a high-quality customer experience for our teeth whitening services and satisfaction with our products. If customers do not perceive our service and product offerings to be of high quality, or if we introduce new services and products that are not favorably received, the value of the BriteSmile brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of BriteSmile, which could harm our reputation, reduce our net revenue and cause us to lose customers.

Changes in required accounting practices may affect our reported operating results and stock price.

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

Our web site and our Internet-based Scheduler system may experience slow response times, decreased capacity to accommodate a large number of customers or a temporary disruption in service for a variety of reasons. Additionally, power outages and delays in such service may interrupt or prevent us from immediately coordinating with the schedules of Centers, and may interrupt or prevent customers from arranging for our services or from ordering our products through our e-Commerce Internet site. Any of these potential problems could have an adverse effect on business.

Computer hardware and software components to our Scheduler system are located at a third party co-location. In addition, a back-up file server and tape back-ups of the Scheduler database reside both at our headquarters and off-site. Delays in scheduling teeth whitening procedures would result if we were required to use our backup computer hardware and software systems. Nevertheless, natural disasters such as floods, fires, and power outages, telecommunications failures, physical or electronic break-ins or vandalism, viruses and other similar events could damage our hardware and software systems, lead to a loss of data, cause substantial disruption in our business operations and have a material adverse effect on our business.

We are susceptible to product liability suits and if a lawsuit is brought against us it could result in us having to pay large legal expenses and judgments.

Because of the nature of the dental device industry, there can be no assurance that we will not be subject to claims against us related to our products or services. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim or claim arising as a result of use of our products or services brought against us, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of at least $5 million per occurrence and $5 million per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, we cannot give assurance that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

See Item 7 – Management’s Discussion of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases its 14,162 square foot corporate office facility in Walnut Creek, California. The lease agreement runs through May 2012. This facility is used for administration and general office. The Company is currently assessing its administrative space needs following the sale of the Associated Centers business and proposed sale of its Centers business, and has begun discussions with its landlord about an early termination of its current lease.

The 17 Centers are under operating lease agreements expiring starting November 2006 through July 2015. Each Center lease covers prime street-level retail spaces, consisting of approximately 1,800 – 5,200 square feet, with improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment. Each of the Centers will be acquired by Dental spas if and when the sale transaction with dental spas closes.

The Company amortizes leasehold improvements over the shorter of their economic lives or the lease term. Any lease that includes a rent holiday period is expensed on a straight-line basis over the lease term (including any rent holiday period). Landlord incentives or allowances under operating leases are amortized over the shorter of the economic life or the lease term.

ITEM 3.	LEGAL PROCEEDINGS

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of December 31, 2005. This conclusion has been developed in consultation with outside counsel handling BriteSmile’s defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions as well as the actual outcomes, whether in settlement or as a results of rulings or decisions, of the pending litigation.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). This case was dismissed in March 2006 in connection with the sales transaction with Discus Dental, Inc. (“Discus”). The Company filed an initial complaint against Discus in July 2002. As subsequently amended , the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleged misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The Company sought a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, and other relief.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement. BriteSmile moved to dismiss those counterclaims.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus patent litigation. Discus and the Company agreed that $8.7 million of the purchase price of $35 million paid by Discus for the Associated Center Division and the Company’s intellectual property should be allocated to the settlement of the Discus Patent Litigation and the litigation described in the following paragraph. The Discus Patent Litigation has now been dismissed.

BriteSmile Development, Inc. v. Discus Dental, Inc. BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005, because it employs a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.

On March 13, 2006 the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35 million paid by Discus for the Associated Center Division and the Company’s intellectual property should be allocated to the settlement of the this litigation and the Discus Patent Litigation. This litigation between the Company and Discus has now been dismissed.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. This case was dismissed in March 2006 in connection with the sales transaction with Discus. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. This litigation between the Company and Discus has now been dismissed.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint identifies $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble company (“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million of which the Company expects to receive approximately $1.0 million and the remainder is expected to be paid to other parties, including the Company’s legal counsel in the matter and other parties related to the technology.

Gregg A. Coccari v. BriteSmile, Inc., commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company’s CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. Based on, among other things, statements made by Coccari and his representatives, the Company deems that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari. Coccari filed the statement of claims concerning his allegations in September 2005 and the Company filed the answer to the statement of claims and counterclaims in October 2005. Coccari’s demand for arbitration seeks an award of $10 million. However, the Company believes that Coccari’s claims are without merit and intends to vigorously defend against such claims.

An arbitrator has been appointed for the case. At an arbitration management conference held during the last week of March 2006, the parties agreed on a discovery schedule and tentatively scheduled a hearing for February 2007.

Lisa Bates Pristavec and Paul Pristavec v. Thomas Galligan, Drs. Galligan and Villa LLP, BriteSmile Inc., Gerard Villa and Jane Doe. This action was commenced on September 24, 2004 in Supreme Court, Richmond County New York, but a complaint was not filed until June 23, 2005. The Complaint alleges that the plaintiff was injured in the course of a teeth whitening procedure performed at an Associated Center and asserts claims for medical malpractice, lack of informed consent, strict liability, breach of warranty, and negligence/product liability as well as loss of consortium by the plaintiff’s husband. The plaintiff seeks $5 million in damages and her husband also seeks $5 million in damages. On December 27, 2005, the company filed a motion to dismiss based on lack of personal jurisdiction and expiration of the statute of limitations. The court has not yet issued a ruling on this motion. The plaintiff’s settlement demand is $150,000. Based upon information presently available, the Company believes that the claims of the plaintiff and her husband are without merit and the Company will vigorously defend the action. The Company believes that it is adequately insured against any liability in connection with this action.

Green River Junction v. BriteSmile. In or about November 2005, Green River Junction, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania seeking to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denies the allegations of the complaint and has filed an answer. BriteSmile intends to defend these claims vigorously.

BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. On March 9, 2006, the Company filed a complaint against Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery in the Third Judicial District Court of Utah. In its complaint, the Company asserts claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arise from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company. The defendants have filed a motion to dismiss the Company’s claims, alleging that the Utah court does not have jurisdiction over them.

Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in BriteSmile, Inc. v. Discus Dental, Inc., filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleges that MBR&M is entitled to more than $12 million from the Company in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus patent litigation.

Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 of the proceeds obtained by the Company from its sale of the associated centers business to Discus Dental, Inc. The Company has opposed MBR&M’s application for a right to attach order, a writ of attachment, and a temporary protective order. The Company has not filed a pleading responding to the Complaint.

On March 22, 2006, the San Francisco Superior Court entered a temporary protective order in the amount of $3,045,000. The temporary protective order was originally drafted to expire on April 12, 2006.

On March 27, 2006, the Company filed a Request For Fee Arbitration with the Santa Clara County Bar Association. On the same day, the Company filed a Notice of Automatic Stay of Action Pursuant to the Mandatory Fee Arbitration Act in the San Francisco Superior Court in Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc., et al.

On April 7, 2006, the San Francisco Superior Court granted a motion filed by MBR&M to partially lift the automatic stay in place as a result of the Company’s filing of the Request For Fee Arbitration.

On April 10, 2006, the San Francisco Superior Court entered an order rescheduling the hearing on MBR&M’s application for a right to attach order and writ of attachment from April 11, 2006 to April 19, 2006. The Court also extended the temporary protective order from April 12, 1006 to April 20, 2006.

BriteSmile denies the allegations of the complaint and intends to continue defending these claims vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on September 30, 2005 and the shareholders voted on the following proposals:

Proposal #1 – To elect six directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall qualify.

Proposal #2 – To approve an amendment to the Company’s Revised 1997 Stock Option and Incentive Plan to increase the total number of shares of common stock issuable under the Plan from 1,500,000 to 1,900,000.

Proposal #3 – To approve an amendment to the Company’s Articles of Incorporation to create and authorize 5,000,000 shares of “blank check” preferred stock of the Company.

Proposal #4 – To ratify and approve the issuance by the Company of (i) Senior Convertible Notes of the Company, which are convertible into an aggregate of 1,577,545 shares of the Company’s common stock, subject to adjustment if specified events occur, (ii) Warrants to purchase up to an aggregate of 544,253 shares of the Company’s common stock, subject to adjustment if specified events occur, (iii) Additional Investment Rights to purchase additional Senior Convertible Notes and Warrants, which would be convertible or exercisable for up to an aggregate of 707,266 additional shares of the Company’s common stock, subject to adjustment if specified events occur, and (iv) shares of the Company’s common stock in payment of principal and interest on the Senior Convertible Notes.

The voting results of the four proposals are shown in the following table.

	Votes for	Votes against or withheld	Abstentions
Proposal #1:
Mr. Pilaro	8,227,062	163,378
Mr. Peters	8,336,107	54,333
Mr. Thompson	8,235,294	155,146
Mr. Schechter	8,347,573	42,867
Mr. Pierce	8,346,007	44,433
Dr. Feneley	8,233,340	157,100
Proposal #2	5,970,713	49,616	5,494
Proposal #3	5,812,083	207,823	5,917
Proposal #4	5,960,103	62,471	3,249

On September 15, 2005, the Board of Directors of BriteSmile, Inc. appointed John L. Reed as a director of the Company. Mr. Reed filled the vacancy created by the resignation of Mr. Gerald A. Poch that effective on May 31, 2005. Mr. Reed was the only director not subject to election at the 2005 shareholders’ meeting whose term continues beyond the shareholder meeting.

Robert Eric Montgomery resigned as a member of BriteSmile Inc.’s Board of Directors in September 2005 and resigned as a member of BriteSmile Development Inc’s., an affiliated company, Board of Directors in December 2005.

On December 29, 2005, shareholders holding 52% of the voting power of the outstanding shares provided the Company with written consents approving the sale of the Associated Centers business to Discus Dental, Inc. The shareholders who signed the written consents consisted of 14 entities or individuals, each of whom is affiliated with either Anthony M. Pilaro, Bradford Peters, John Reed or Dr. Julian Feneley, all current directors of the Company.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the Nasdaq SmallCap Market System under the symbol “BSML”. The following table sets forth, for each full quarterly period during 2005 and 2004, high and low sales price information as reported by Nasdaq or other electronic services, as the case may be.

	High	Low
Quarters Ended:
December 31, 2005	$1.74	$0.27
September 24, 2005	$4.20	$0.81
June 25, 2005	$4.99	$3.01
March 26, 2005	$7.40	$3.10

Quarters Ended:
December 25, 2004	$10.93	$6.10
September 25, 2004	$11.55	$7.80
June 26, 2004	$12.42	$9.40
March 27, 2004	$16.00	$9.74

As of March 17, 2006, there were 265 holders of record of the Company’s common stock (counting Cede & Company as one holder of record). This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception and currently has no plan to do so in the future.

Recent Sales of Unregistered Securities

There was no issuance of securities in 2005 except issuances associated with exercises of stock options and warrants. The Company did register shares in January 2005 related to the convertible debt financing which occurred in December 2004. The Securities and Exchange Commission declared the registration statement effective in February 2005. See “Convertible Debt” in Note 8 to the financial statements.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) as well as through separate agreements. For the period ended December 31, 2005, options for 997,443 shares of common stock have been granted, 16,672 have been exercised, 1,082,560 have been forfeited, and 1,039,069 remain outstanding and unexercised. The exercise price of the outstanding options granted since March 31, 1998 ranges from $0.58 to $82.50 per share. Most of the options vest and become exercisable in increments over time.

In addition, 240,000 shares of restricted stock were granted to the then Chief Executive Officer in January 2005. The Chief Executive Officer resigned later in 2005 and thus forfeited 160,000 shares of the restricted stock at that time. The value of the 80,000 shares of restricted stock, $504,000, was expensed in 2005.

The Company has registered with the SEC, on Form S-8, up to 1,166,668 shares of common stock subject to stock options which have been or may in the future be granted under the Company’s 1997 Plan, and up to 112,500 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. No additional shares were registered on Form S-8 during 2005.

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

	December 31, 2005	December 25, 2004	December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,504	$18,880	$5,884	$3,527	$7,162
Total assets	27,842	45,075	38,016	31,099	39,847
Long-term obligations, less current maturities	0	15,650	5,294	13,332	4,120
Shareholders’ equity (deficit)	(2,451)	12,582	12,624	3,799	20,556

	Fiscal Year Ended
	2005	2004	2003	2002		2001
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Total revenues, net	$0	$0	$0	$0		$0
Gross profit	0	0	0	0		0
Loss from continuing operations	(9,817)	(9,567)	(12,092)	(10,879)		(14,888)
Income (loss) from discontinued operations	(7,955)	1,747	(2,490)	(7,892)		(11,611)
Net Loss	(17,772)	(7,820)	(14,582)	(18,771)		(26,499)
Net loss attributable to common shareholders	(17,772)	(7,820)	(14,582)	(19,078)		(26,499)
Net loss per common share from continuing operations, basic and diluted	$(0.93)	$(0.93)	$(1.78)	$(1.79)		$(2.66)
Net income (loss) per common share from discontinued operations, basic and diluted	(0.76)	0.17 (1)	(0.37)	(1.30)		(2.08)
Net loss per share	(1.69)	(0.76)	(2.15)	(3.09)		(4.74
Net loss attributable to common shareholders, basic and diluted	(1.69)	(0.76)	(2.15)	(3.14	)(2)	(4.74)
Weighted average shares outstanding – basic	10,534,553	10,291,714	6,778,111	6,068,530		5,591,720
Weighted average shares outstanding – diluted	10,534,553	11,073,098	6,778,111	6,068,530		5,591,720

(1) –	In 2004, the gain per common share for the discontinued operation was $0.17 for basic earnings per share and $0.16 for diluted earnings per share.
(2) – There	was a deemed dividend of $307,000 in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BriteSmile, Inc., and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company previously also offered its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

In March 2006, we completed the sale of our Associated Centers business and expect to complete a separate transaction to sell our Centers business in the second quarter of 2006. As a result of these sales, the Company will no longer have business operations. The financial statements contained in this annual report have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Centers and the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, the corporate office facility, information technology, insurance, legal fees and accounting fees.

The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s Centers both in the US and international markets. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

The Company currently has 17 Centers in 11 metropolitan areas in the US.

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

After the first introduction of the BS2000 system in 1999, the Company initially focused on building the system footprint and building brand awareness. After opening four new Centers since the end of 2004, management has focused on increasing operating efficiency by increasing the productivity of the expansive network of Associated Centers and Centers and in the second half of 2005, streamlining the cost structure.

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

The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company deferred the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and recognized the revenue over the estimated performance period. The Company deferred the revenue generated on the sale of key cards and activation codes to customers outside of the United States (primarily distributors who sell through to dentists) and recognizes the income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales may have been deferred if any of the components necessary to perform the procedure have not been sent to the dentist or distributor.

BriteSmile’s policy has been to not accept any return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

Beginning in the third quarter of 2004, BriteSmile introduced the Smile Forever program. Under various versions of the program, Center customers can pay an additional fee for the right to receive touch-up procedures over a one- or two-year period. The revenue associated with this program is deferred and recognized in product sales over the specific maintenance period.

Deferred Contract Costs

During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The value of the deferred contract costs was determined to be impaired in both the second and third quarters of 2005. See “Impairment” below. The unamortized balance of $268,000 is included in “assets held for sale” on the balance sheet at December 31, 2005.

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products)”, the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandons the contract or fails to order any procedures for six months, the remaining capitalized cost of the Magic Mirror is written off. At December 31, 2005, the capitalized amount included in “assets held for sale” on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

Management will continue to assess the recoverability of these costs.

Inventories

Inventories are stated at the lower of average cost or market and are included in “assets held for sale” on the balance sheet. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimate market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If market conditions are less favorable than those projected by management, additional inventory write-downs maybe required.

Property, Equipment and Improvements

BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2005, a loss on disposal of property, equipment and improvements for $358,000 has been recognized, including impairment of lighting devices which, in management’s opinion, may not be feasibly recoverable from foreign countries. In 2003, the Company wrote-off $273,000 of leasehold improvements in connection with the relocation of the Center in Houston to the Galleria, and $90,000 for the Honolulu location following the decision to close the Honolulu Center (see “Store Closures” below).

Valuation of Financial Instruments Related to Convertible Debt

In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also have an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together are the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

In accordance with APB No. 14, The Company accounted for the Financial Instruments Related to Convertible Debt – Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Warrants was determined utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 4.42 years. The value of the Financial Instrument Related to Convertible Debt – Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company’s registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instrument Related to Convertible Debt – Warrants as of the date of conversion was $1.2 million.

In accordance with APB No. 14, the Company accounted for the Financial Instruments Related to Convertible Debt – Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights has been recorded as a current liability and was marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of September 4, 2005, the Additional Investment Rights expired; the value of the financial instruments was written off.

In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option has been recorded as a long term liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005.

The discount on the Convertible Debt is being amortized to interest expense over the life of the Convertible Debt using the effective yield method. The Convertible Debt accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest is payable quarterly in arrears.

The convertible debt was paid in full at the principal amount of $12.0 million, plus accrued interest, in March 2006. The remaining unamortized discount of $4.6 million as of December 31, 2005, will be amortized on the day the convertible debt is paid off which occurred in March 2006.

Center Closures

The Company has recorded reserves in connection with Center closures. These reserves, which are periodically adjusted, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to closures may differ from these estimates. In total, the Center closure reserve decreased $148,000 in the year ended December 31, 2005. The decrease was due to lease payments net of an adjustment to the closing reserve for a subtenant with a doubtful ability to make rental payments to the Company.

The Boca Raton Center was closed in 2005; however, no expense was recorded related to the closure.

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $2.4 million through December 31, 2005 for potential additional sales tax liability related to these assessments and related state sales tax matters.

The Company may further increase its tax in 2006 in response to tax assessments received to date. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial authority for its reporting. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Impairment

In the second and third quarters of 2005, the Company recorded a charge of $298,000 for the impairment of warrants issued in 1999 which had been capitalized as a deferred contract cost asset. Management concluded this deferred cost asset was impaired based on the projected discounted cash flows related to sales to the contracted dentists. As of December 31, 2005, the remaining value of this deferred cost of $268,000 was included in “assets held for sale”. In addition the Company recorded an impairment charge of $147,000 related to capitalized Magic Mirror molds and tooling during 2005. This charge is included in the “income (loss) from discontinued operations, net of tax” on the consolidated statement of operations.

Results of Operations

The following are explanations of significant changes for 2005 compared to 2004:

Selling, General and Administrative Expenses increased 3% from $8.1 million for 2004 to $8.4 million in 2005. The increase was primarily due costs associated with Sarbanes Oxley Section 404 implementation and the expense impact of a restricted stock grant to our former Chief Executive Officer.

Research and Development Expenses decreased from $484,000 for 2004 to $266,000 in 2005 primarily due to fewer new development projects and general cost reduction efforts. Research and development expenses incurred during 2005 represent expenses related to safety and efficacy studies and research in the field of human oral care.

Depreciation and Amortization expense decreased 8% or $67,000, to $809,000 for 2005 compared to $876,000 for 2004, as a result of certain assets reaching the end of their depreciable lives.

Restructuring Expense. In 2004, the Company recorded restructuring expense related to the closure of certain Centers of $142,000. There were no such charges in 2005.

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt is revalued and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As the Company’s stock price rises or falls in future periods, the Company records significant non-cash gains or losses to record the mark-to-market revaluation. The total mark-to-market adjustments at December 31, 2005 and December 25, 2004 resulted in gains of $3.8 million and $1.1 million, respectively. See Note 8 of the Notes to Consolidated Financial Statements, “Convertible Debt.”

Interest Expense increased 53% or $452,000 to $1.3 million for 2005 from $855,000 for 2004. The increase in interest expense was due primarily to the $12 million convertible debt financing which occurred in December 2004.

Interest Income increased $189,000 to $265,000 in 2005 from $76,000 in 2004, as a result of higher average cash balances following receipt of the proceeds from the $12 million convertible debt financing which occurred in December 2004.

Discontinued operations for 2005 resulted in a loss of $8.0 million as compared to a gain of $1.7 million in 2004. Revenue decreased from $46.0 million in 2004 to $40.0 million in 2005 primarily due to a reduction in the number of procedures performed. Operating and occupancy costs increased from $44.3 million to $48.0 million primarily due to having a full year of costs associated with Centers which opened in 2004.

The following are explanations of significant changes for 2004 compared to 2003:

Selling, General and Administrative Expenses was $8.1 million for both 2004 and 2003.

Research and Development Expenses decreased from $1.4 million in 2003 to $484,000 for 2004. There were significant research and develop costs incurred in 2003 related to the BriteSmile-to-Go whitening pen which did not repeat in 2004. Research and development expenses incurred during 2004 represent expenses related to safety and efficacy studies and research in the field of human oral care.

Depreciation and Amortization expense decreased $24,000, to $876,000 for 2004 compared to $900,000 for 2003.

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

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt for 2004 was a gain of $1.1 million. See Note 8 of the Notes to Consolidated Financial Statements, “Convertible Debt”.

Interest Expense decreased $304,000 to $855,000 for 2004 from $1.2 million for 2003. The decrease in interest expense was due to the retirement of certain debt.

Interest Income increased $62,000 to $76,000 in 2004 from $14,000 in 2003, as a result of higher average cash balances.

Discontinued operations for 2004 resulted in a gain of $1.7 million as compared to a loss of $2.5 million in 2003. Revenues in 2004 were $46.0 million , which was a $2.2 million increase over 2003. The higher revenue is attributable to an increase in the number of procedures performed partially due to new Centers and Associated Centers opened in 2004. Operating and occupancy costs in 2004 increased slightly over 2003 due to the new Centers that were opened in that year.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At December 31, 2005, the Company had $5.5 million in cash. To date, the Company has yet to achieve profitability and it is not clear if the Company will become profitable in the near term, if ever. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities.

The Company made the following changes to its capital resources in 2005:

•	On July 12, 2005, the Company and Excimer Vision Leasing (“EVL”), a related party, amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL would sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease would end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease. The forgiveness of debt was recorded as a capital contribution in the amount of $225,000. As of December 31, 2005, the fixed portion of the capital lease was fully paid and a final bill of sale was received by the Company for all of the devices under lease. In February 2005, the Company paid EVL $1.0 million of deferred fees per the amended terms of the lease, leaving approximately $1.0 million to be paid in February 2006 and $1.5 million to be paid by February 2007. The $1.0 million was paid in February 2006 and the remaining balance was paid in March 2006 from the proceeds of the sale of the Associated Centers business.

•	The Company had debt of approximately $19 million outstanding as of December 31, 2005. This debt was fully paid in March 2006 from the proceeds of the sale of the Associated Center business in March 2006 as was required by consents obtained from the debt holders related to the sale of the Associated Centers business.

Proceeds received from the sale of the Associated Center business in March 2006 have been used or are reserved to be used to pay off long term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payment can be made for claims BriteSmile has agreed to indemnify Discus, ($3.5 million); to pay costs associated with the asset sale transaction, ($1.5 million); to establish a second escrow account to be used to reimburse expenses which may be incurred by Discus in connection with defending or asserting and prosecuting specified proceedings relating to some of the patent rights acquired by Discus, ($1.0 million); to pay outstanding legal bills related to the Discus patent litigation, ($3.8 million); to pay employee severance, ($0.8 million); to resolve certain outstanding sales tax issues related to the Associated Centers, ($1.3 million); and to pay potential income and other tax related to the transaction, ($1.0 million). Any remaining proceeds will be used for working capital needs.

While the financial results and statements have been presented assuming discontinuance of operations consistent with FAS 144 impairment analysis, the financial statements otherwise reflect a going concern basis of accounting. However, if the Company consummates the sale of its Centers business, it will no longer have any revenue from operations. Furthermore, if the sale of the Centers business does not close and the Company must continue to operate its Center business, there can be no assurance that the Company can become profitable. If it cannot become profitable, and without additional financing which the Company might not be able to secure, the Company may not have sufficient liquidity to support its operating requirements through 2006. In addition, it is possible that the Company will have additional cash demands as a result of potential unfavorable conclusions to the legal claims currently faced by the Company. Accordingly, the Company’s management believes that these factors raise doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment and, to a lesser degree, debt repayments. However, some of the proceeds realized from selling of the Associated Centers in March 2006 have been used to pay outstanding debt. Therefore, in the near term, the primary use of cash is expected to be salaries and benefits of certain senior management and other administrative personnel, the corporate office facility, information technology, insurance, legal fees and accounting fees, as well as costs related to the sale of the Company’s businesses. If the sale of the Company’s Centers business does not close, then cash will be used to fund the Centers’ operations.

The Company has the following contractual obligations as of December 31, 2005:

	Payments Due By Period (in thousands)
Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$19,042	(1)	$19,042	$—	$—	$—
Capital Lease Obligations	73		73		—	—
Operating Leases	16,529		4,093	10,751	1,076	609
Service Contracts	575		305	270	—	—

Total Contractual Cash Obligations	$36,219		$23,513	$11,021	$1,076	$609

(1) –	Paid in full in March 2006.

Sources and Uses of Cash

In 2005, the Company incurred negative cash flow from operations which was funded by the Convertible Notes proceeds received in December, 2004.

Cash flows from operations in 2005 was a negative $(8.0) million as compared to a generation of $1.0 million in 2004.

Another source of cash in the last two years was the Company’s private placement of 923,943 shares to institutional investors in January 2004 for total proceeds of approximately $8.5 million. The Company received $1.7 million in December 2003 prior to its 2003 year-end. The balance of $6.8 million was received in January 2004. Proceeds from the private placement were used to retire a $2 million bridge loan obtained by the Company in November 2003 and for working capital purposes.

Total cash provided by or (used in) financing activities was $(1.1) million for 2005, $14.0 million for 2004, and $9.9 million in 2003.

Capital expenditures were $4.4 million for 2005, compared to $2.1 million for 2004. In 2005, capital expenditures related primarily to new Center openings and purchase of LATW devices. In 2004, capital expenditures related primarily to the purchase of LATW devices and new Center leasehold improvements.

Convertible Debt. In December 2004, BriteSmile received $11.2 million of net proceeds from the sale of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The principal accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five year warrants for 544,253 shares of common stock at an exercise price of $7.61 per share. The investors also had the option within 180 trading days to purchase up to an additional $4 million under the same terms. This option expired in September 2005. See Note 8 of the Notes to Consolidated Financial Statements, “Convertible Debt”. The proceeds from the financing were used for new Center expansion as well as working capital needs.

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

EVL Lease Agreement. Of those LATW devices in operation at Associated Centers at December 27, 2003, 3,000 of such devices were leased to the Company by Excimer Vision Leasing L.P. (“EVL”). See note 11 of the financial statements – “Related Party Transactions.” The Company pays EVL a monthly rental for each LATW device leased, consisting of a fixed amount plus a “variable rent” payment in the amount of $125 for each key card or access code sold. Each key card or access code enables Associated Center dentists to perform 5 teeth whitening procedures, resulting in variable rent of $25 per procedure.

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

In February 2005, the Company paid EVL $1.0 million of deferred fees per the amended terms of the lease, leaving approximately $1.8 million to be paid by February 2007.

On July 12, 2005, the Company and EVL again amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL would sell to BriteSmile each leased device remaining under the lease at a price of $1 per device and the term of the lease would end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease. The forgiveness of debt was recorded as a capital contribution in the amount of $225,000.

As of December 31, 2005, the fixed portion of the capital lease was fully paid and a final bill of sale was received by the Company for all of the devices.

Proceeds received from the sale of the Associated Center business in March 2006 have been used to pay off long term debt, capital leases and accrued interest.

The Company has certain debt obligations that are sensitive to changes in interest rates. See description of Convertible Debt above.

See Item 7A – “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not undertake any specific actions to cover our exposure to interest rate risk, and the Company is not a party to any interest rate risk management transactions. In December 2004, BriteSmile received $11.2 million of net proceeds from the sale of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The principal accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date. In addition, the investors were issued five year warrants for 544,253 shares of common stock at an exercise price of $7.61 per share. The investors also had the option within 180 trading days to purchase up to an additional $4 million of Convertible Debt under the same terms. This option expired in September 2005. The value of instruments associated with the Company’s Convertible Debt was determined using the Black-Scholes option pricing model. The values of the respective financial instruments are treated as a liability and marked-to-market each reporting period until the instruments convert to equity, expire or are extinguished based on the then current stock price with the resulting gain or loss reflected in the income statement. The shares were registered in February 2005 and financial instruments were reclassified to equity. The total mark-to-market adjustments at December 31, 2005 resulted in a gain of $3.8 million for the year then ended. The gain was $1.1 million for the year ended December 25, 2004.

A 53 basis point increase in interest rate (10% of our weighted average interest rate) affecting our floating financial instruments would have a negative effect of approximately $134,000 on our pretax income and cash flows over the next year, and would have an immaterial effect on the fair value of our fixed rate financial instruments. See Note 8 of the Notes to Consolidated Financial Statements.

The Company believes its exposure to foreign exchange rate risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and associated notes are set forth on pages F-1 through F-36.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 22, 2005, the Company announced that its former independent registered public accounting firm, Deloitte & Touche LLP, (“Deloitte”) resigned as the Company’s public accounting firm, effective as of July 18, 2005. On August 10, 2005, the Company engaged Stonefield Josephson, Inc. (“Stonefield”) as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the 53 weeks ending December 31, 2005, and to perform review procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended June 25, 2005. The Audit Committee of the Board of Directors of the Company participated in and approved the decision to engage Stonefield. The Company also reported that during the 52 week periods ended December 25, 2004 and December 27, 2003, and through July 25, 2005 (following the resignation of Deloitte), the Company had not consulted with Stonefield regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statement, and neither a written report was provided to the Company or oral advice was provided that Stonefield concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Company management is aware of certain deficiencies in the design or operation of the Company’s disclosure controls and internal accounting controls.

In connection with its audit of the Company’s 2004 financial statements, Deloitte & Touche LLP, the Company’s former independent registered public accounting firm reported that (1) inadequacies in the design and execution of the Company’s internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constitute material weaknesses in the Company’s internal control structure for the year ended December 31, 2004. During 2005, the Company addressed these inadequacies with a focused effort to improve its controls and reporting processes. These efforts included, among other actions, the engagement of outside consultants to identify solutions to control weaknesses and implement corrective actions, clear assignment of account responsibilities among the finance staff, more disciplined deployment of accounting close activities and requirements, along with additional oversight and review of accounting entries by finance management. As a result of these efforts, there has been improvement in the internal controls and reporting processes. In the course of the audit of the 2005 results, there were relatively few adjusting entries required to finalize the Company’s financial statements. The Company believes that all required adjustments have been made and are properly incorporated in the reported results of the Company for the year ended 2005.

The Company’s management, with the participation of its Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. However, since the Company decided to sell its operations last year, there has been a significant amount of its finance resources shifted to the sale of its businesses, with less emphasis on continued future process improvements. As a result of the decision to sell its operations, there has also been a significant amount of turnover in the finance staff. As a result of these factors, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the period covered by this report.

If the sale of the Centers business does not close, the Company will continue to make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, to address any remaining deficiencies.

There were no significant changes in our internal controls during our last fiscal quarter, other than those referenced above, that has materially affected our internal control over financial reporting.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements

Report of Independent Registered Public Accounting Firm - Stonefield Josephson, Inc.	F-2

Report of Independent Registered Public Accounting Firm - Deloitte & Touche	F-3

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	F-4

Consolidated Statements of Operations for the 53 week period ended December 31, 2005 and the 52-week periods ended December 25, 2004 and December 27, 2003	F-5

Consolidated Statements of Cash Flows for the 53 week period ended December 31, 2005 and the 52-week periods ended December 25, 2004 and December 27, 2003	F-6

Consolidated Statements of Shareholders’ Equity (Deficit) for the 53 week period ended December 31, 2005 and the 52-week periods ended December 25, 2004 and December 27, 2003	F-7

Notes to Consolidated Financial Statements	F-8

All schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

Exhibits

3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BriteSmile International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BriteSmile International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BriteSmile and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BriteSmile and Nhat Ngo dated October 13, 2005 (filed herewith).

10.43*	Letter Agreement between BriteSmile and Robert Sieban, Jr. dated October 13, 2005 (filed herewith).

10.44*	Letter Agreement between BriteSmile and Ken Czaja dated November 18, 2005 (filed herewith).

10.45*	Letter Agreement between BriteSmile and Julian Feneley dated November 21, 2005 (filed herewith).

10.46*	Letter Agreement between BriteSmile and Christopher Edwards dated January 19, 2006 (filed herewith).

10.47	Asset Purchase Agreement among BriteSmile, BriteSmile International Limited, BriteSmile Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BriteSmile and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BriteSmile and BriteSmile Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21.1	Subsidiaries of the Company. (filed herewith)

23	Consent of Stonefield Josephson Inc. (filed herewith)

23.1	Consent of Deloitte & Touche LLP. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITESMILE, INC.

By:	/s/ DR. JULIAN FENELEY
Dr. Julian Feneley
President
(Principal Executive Officer)

By:	/s/ KEN CZAJA
Ken Czaja
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANTHONY M. PILARO Anthony M. Pilaro	Chairman of the Board of Directors	April 14, 2006

/s/ DR. JULIAN FENELEY Dr. Julian Feneley	President and Director	April 14, 2006

/s/ BRAD PETERS Brad Peters	Director	April 14, 2006

/s/ HARRY THOMPSON Harry Thompson	Director	April 14, 2006

/s/ PETER SCHECHTER Peter Schechter	Director	April 14, 2006

/s/ TIM PIERCE Tim Pierce	Director	April 14, 2006

/s/ JOHN REED John Reed	Director	April 14, 2006

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS

BRITESMILE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BriteSmile, Inc.

Walnut Creek, California

We have audited the accompanying consolidated balance sheet of BriteSmile, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fifty three weeks then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BriteSmile, Inc. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the fifty three weeks then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company ‘s accumulated deficit at December 31,2005 was $175,829,000 and net loss for fifty three weeks ended December 31,2005 was $17,772,000. The company is in the process of selling its entire operations. There are also legal claims against the Company, the outcome of which is uncertain. The foregoing matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

February 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BriteSmile, Inc.

We have audited the accompanying consolidated balance sheet of BriteSmile, Inc. and subsidiaries (the “Company”) as of December 25, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures to the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of BriteSmile, Inc. and subsidiaries as of December 25, 2004, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Oakland, California

March 25, 2005 (April 17, 2006 as to the effects of the discontinued operations described in Note 3)

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31, 2005	December 25, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,504	$18,880
Assets held for sale	19,213	22,478
Prepaid expenses and other	750	638

Total current assets	25,467	41,996

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	629	648
INVESTMENTS, RESTRICTED AS TO USE	1,466	1,329
OTHER ASSETS	280	1,102

TOTAL ASSETS	$27,842	$45,075

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,598	$5,027
Accrued liabilities	7,527	5,315
Accrual for store closures	403	155
Liabilities held for sale	4,678	3,526
Accrued interest due to a related party	264	—
Long-term debt with related party– current portion	6,024	100
Convertible debt – current portion	6,828	—
Convertible debt with related party – current portion	621	—
Financial instruments related to convertible debt – current portion	9	432
Capital lease obligation with related party – current portion	73	1,605

Total current liabilities	30,025	16,160

LONG TERM LIABILITIES:
Capital lease obligations with related party – less current portion	—	225
Accrual for store closure	242	596
Long-term debt – less current portion	—	5,698
Convertible debt – less current portion	—	4,698
Convertible debt with related party – less current portion	—	427
Financial instruments related to convertible debt – less current portion	—	4,602
Other long term liabilities	26	87

Total long term liabilities	268	16,333

Total liabilities	30,293	32,493

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,549,130 and 10,345,974 shares issued and outstanding as of December 31, 2005 and December 25, 2004, respectively	38	38
Preferred Stock, no par value; 5,000,000 shares authorized and none issued or outstanding	—	—
Additional paid-in capital	173,340	170,601
Accumulated deficit	(175,829)	(158,057)

Total shareholders’ equity (deficit)	(2,451)	12,582

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$27,842	$45,075

See accompanying notes to consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except share data)

	2005	2004	2003
REVENUES	$—	$—	$—

OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	—	—	—
Selling, general and administrative expenses	8,410	8,146	8,101
Research and development expenses	266	484	1,399
Depreciation and amortization	809	876	900
Restructuring expense	—	142	140
Impairment charges	—	—	383

Total operating costs and expenses	9,485	9,648	10,923

Loss from operations	(9,485)	(9,648)	(10,923)

Amortization of discount on debt	(2,606)	—	—
Interest expense	(1,307)	(855)	(1,159)
Interest income	265	76	14
Gain on mark-to-market of financial instruments related to convertible debt	3,811	1,060	—
Other expense, net	(343)	(105)	—

Loss from continuing operations before income tax provision	(9,665)	(9,472)	(12,068)
Income tax provision	152	95	24

Net loss from continuing operations	$(9,817)	$(9,567)	$(12,092)
Discontinued Operations (Note 3)
Income (Loss) from discontinued operations, net of tax	(7,955)	1,747	(2,490)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,772)	$(7,820)	$(14,582)

Basic and diluted net loss per common share for continuing operations	$(0.93)	$(0.93)	$(1.78)

Basic and diluted net loss per common share for discontinued operations	(0.76)	0.17 (1)	(0.37)

Basic and diluted net loss per common share	(1.69)	(0.76)	(2.15)

Weighted average shares – basic	10,534,553	10,291,714	6,778,111

Weighted average shares – diluted	10,534,553	11,073,098	6,778,111

(1) –	In 2004, the gain per common share for the discontinued operation was $0.17 for basic earnings per share and $0.16 for diluted earnings per share.

See accompanying notes to consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2005	2004	2003
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,817)	$(9,567)	$(12,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	809	876	900
Loss on disposal of property and equipment	358	103	39
Amortization of discount on debt	2,606	315	155
Impairment charges	—	—	383
Store closure accrual	—	(330)	(155)
Gain on mark-to-market of financial instruments related to convertible debt	(3,811)	(1,060)	—
Expense paid by related party	278	813	—
Costs recognized for issuance of stock and stock options	—	146	336
Non-cash compensation expense for restricted stock	504	—	—
Increase in variable deferred payments to a related party	—	2,217	2,219
Changes in assets and liabilities:
Prepaid expenses and other	(17)	(224)	(237)
Restricted investments	(137)	(486)	—
Other assets	757	(1,137)	212
Accounts payable	(1,430)	(1,942)	2,313
Accrued liabilities	2,369	84	2,255
Other long-term liabilities	(374)	46	186
Net Cash provided by (used in) operating activities - discontinued operations	(48)	11,188	1,689

Net cash provided by (used in) operating activities	(7,953)	1,042	(1,797)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment - continuing operations	(329)	(348)	(156)
Purchase of property and equipment - discontinued operations	(4,028)	(1,737)	(5,577)

Net cash used in investing activities	(4,357)	(2,085)	(5,733)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Payments of capital lease obligation	(1,586)	(61)	(696)
Principal payments on long-term debt	—	(3,883)	(500)
Proceeds from issuance of convertible debt and related financial instruments, net	—	11,211	5,500
Borrowings from line of credit, net	—	—	3,336
Proceeds from sale of common stock, net	—	6,339	1,651
Proceeds from exercise of warrants	300	—	23
Proceeds from exercise of warrants by related party	148	—	—
Proceeds from exercise of stock options	72	433	573

Net cash provided by (used in) financing activities	(1,066)	14,039	9,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,376)	12,996	2,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	18,880	5,884	3,527

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,504	$18,880	$5,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$898	$306	$952

Cash paid for income taxes	$78	$95	$—

SUMMARY OF NON CASH INVESTING AND FINANCING ITEMS:
Conversion of debt, including accrued interest to equity	$1,213	$—	$15,347

Fair value of stock options and warrants issued to consultants	$—	$—	$336

Fair value of financial instruments related to debt financing arrangements	$—	$6,095	$1,704

Debt forgiveness by related party	$225	$—	$—

Purchase of intellectual property through issuance of equity	$—	$—	$3,773

Purchase of intellectual property through issuance of debt	$—	$—	$800

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(In Thousands)

	Preferred Shares	Common Shares	Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders Equity (Deficit)
Balance at December 28, 2002	—	6,071	$36	$139,418	$(135,655)	$3,799
Private sale of common stock, net of fees of $100		190	1	1,650	—	1,651
Conversion of long-term debt to common stock		2,863	1	15,346	—	15,347
Purchase of intellectual property through issuance of common stock		290	—	3,773	—	3,773
Fair value of warrants issued in debt financing arrangements		—	—	1,704	—	1,704
Exercise of stock options		103	—	573	—	573
Exercise of warrants		8	—	23	—	23
Stock option compensation and warrant cost		—	—	336	—	336
Net loss and comprehensive loss		—	—	—	(14,582)	(14,582)

Balance at December 27, 2003	—	9,525	38	162,823	(150,237)	12,624
Exercise of stock options		88	—	433	—	433
Stock option compensation cost		—	—	34	—	34
Exercise of warrants		—	—	112	—	112
Expenses paid by related party		—	—	813	—	813
Sale of common stock, net of fees of $411		733	—	6,339	—	6,339
Fair value of warrants issued to agent		—	—	47	—	47
Net loss and comprehensive loss		—	—	—	(7,820)	(7,820)

Balance at December 25, 2004	—	10,346	38	170,601	(158,057)	12,582
Exercise of stock options		17	—	71	—	71
Conversion of long-term debt to common stock		—	—	1,213	—	1,213
Exercise of warrants		186	—	300	—	300
Exercise of warrant by related party				148		148
Non-cash compensation – stock grant		80	—	504	—	504
Expenses paid by related party		—	—	278	—	278
Donated capital by related party		(80)	—	—	—	—
Debt forgiveness by related party		—	—	225	—	225
Net loss and comprehensive loss		—	—	—	(17,772)	(17,772)

Balance at December 31, 2005	—	10,549	$38	$173,340	$(175,829)	$(2,451)

See accompanying notes to consolidated financial statements

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations included the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). The Company’s business is focused on one industry segment, products and procedures to whiten teeth.

In March 2006, we completed a transaction selling our Associated Centers business and expect to complete a separate transaction to sell our Centers business in the second quarter of 2006. As a result of these sales, the company will no longer have any operations. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for the Centers and the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity. Selling, general and administrative expenses consist primarily of salaries and benefits of certain senior management and other administrative personnel, the corporate office facility, information technology, insurance, legal fees and accounting fees. All assets and liabilities of the Centers and Associated Centers have been segregated on the balance sheet at both December 31, 2005 and December 25, 2004.

Going concern

To date, the Company has yet to achieve profitability. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers. At December 31, 2005, the Company had $5.5 million in cash. The Company’s outstanding long term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from the debt holders. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the sale of the Centers business, the outcome of legal claims against the Company, and the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

While the financial results and statements have been presented assuming discontinuance of operations consistent with FAS 144 impairment analysis, the financial statements otherwise reflect a going concern basis of accounting. However, if the Company consummates the sale of its Spa Center business, it will no longer have any revenue from operations. Furthermore, if the sale of the Center business does not close and the Company must continue to operate its Center business, there can be no assurance that BriteSmile can become profitable. If it cannot become profitable, and without additional financing which the Company might not be able to secure, BriteSmile may not have sufficient liquidity to support its operating requirements through 2006. In addition, it is possible that the Company will have additional cash demands as a result of potential unfavorable conclusions to the legal claims currently faced by BriteSmile. Accordingly, BriteSmile management believes that these factors raise doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions.

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The year 2005 included 53 weeks while the years 2004 and 2003 included 52 weeks.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Short-Term Investments, Restricted as to Use

At December 31, 2005 and December 25, 2004, the Company had cash of $1,466,000 and $1,329,000, respectively, used to collateralize letters of credit and merchant banking reserve requirements and is restricted as to use in part until as late as 2012.

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash and cash equivalents.

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

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base. No one customer accounted for 10% or more of revenue during any of the years covered in this report.

Supply Risk

The Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively. However, the Company currently has only one contracted supplier for its whitening gel and BTG products.

Revenue Recognition

BriteSmile recognizes revenue related to retail products at the time such products are sold or shipped to customers.

The Company recognizes revenue from teeth whitening procedures performed at its Company-run Centers when the procedures have been performed. The Company deferred the revenue generated on the sale of key cards and activation codes to domestic Associated Centers and recognizes the revenue over the estimated performance period. The Company deferred the revenue generated on the sale of key cards and activation codes to customers outside of the United States (primarily distributors who sell through to dentists) and recognizes the income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales may have been deferred if any of the components necessary to perform the procedure had not been sent to the dentist or distributor.

BriteSmile’s policy has been to not accept any return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

All revenues for the 2005, 2004 and 2003 are the result of the discontinued operations, and thus are not separately presented on the income statement. See Note 3.

In the third quarter of 2004, BriteSmile introduced the BriteSmile Forever program where Center customers can pay an additional fee for the right to receive an unlimited number of touch-up procedures over a one to two-year period. The revenue associated with this program is deferred and recognized over the one to two-year period. At December 31, 2005 and December 25, 2004 the deferred revenue balance associated with this program is $1.2 million and $418,000, respectively. These amounts are included in the “liabilities held for sale” in the balance sheet. See Note 3.

Revenue is reported net of discounts and allowances. Additionally, Associated Center revenue for 2005, 2004 and 2003 has been reduced by $163,000 due to charges related to warrants issued to Orthodontic Centers of America.

Comprehensive Income

The Company does not have any other comprehensive income.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

BriteSmile maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the credit-worthiness of each customer. If the financial condition of BriteSmile’s customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful trade accounts is included in “assets held for sale” as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of period	$448	$467	$506
Additions to allowance	(38)	174	201
Write-offs, net of recoveries	(141)	(193)	(240)

Balance, end of period	$269	$448	$467

Inventories

Inventories are stated at the lower of average cost or market. BriteSmile writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories consist primarily of teeth whitening products and components, marketing materials and displays, and replacement component parts for the teeth whitening systems. All inventories have been presented as part of “assets held for sale” on the balance sheet. See Note 3.

Property and Equipment

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value, at the date of inception. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation. Property and Equipment for the continuing operation consists of the following at year end 2005 and 2004:

	2005	2004
	(in thousands)
Furniture, fixtures and equipment (useful life of 3 - 7 years)	$1,837	$1,850
Leasehold improvements (useful life of 5 - 10 years)	150	110

	1,987	1,960
Less accumulated depreciation and amortization	(1,358)	(1,312)

Net property and equipment	$629	$648

Assets associated with the Centers and Associated Centers have been presented as part of “assets held for sale” on the balance sheet. See Note 3. The cost of assets under capital lease obligations and the related accumulated amortization is presented as part of the “assets held for sale” on the balance sheet.

In 2005, a loss on disposal of property, equipment and improvements for $358,000 has been recognized.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

The Company leases certain equipment from a related party. The terms of the lease have been amended over time and most recently in July 2005. See Notes 6 and 11.

Advertising

Costs of advertising are expensed the first time the advertising takes place. Advertising costs were $12.6 million, $10.3 million, and $11.4 million, for 2005, 2004, and 2003, respectively, and are included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

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

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.214, 0.600, and 0.926, for 2005, 2004, and 2003, respectively; an average risk-free interest rate of 4.37%, 3.65%, and 4.25% for 2005, 2004, and 2003, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 2.66 years.

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

Had compensation cost for the Company’s stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company’s reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004	2003
Loss as reported	$17,772	$7,820	$14,582
Compensation expense recorded under APB25	—	(34)	—
Compensation expense computed using fair value method	1,542	1,884	3,869

Pro forma loss	$19,314	$9,670	$18,451

Pro forma basic and diluted loss per share	$(1.83)	$(0.94)	$(2.72)

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. These costs are included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not generally perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

The Boca Raton Center was closed in 2005; however, no expense was recorded related to the closure.

The Company decided to close its Center in Honolulu in 2003 and as a result recorded a non-cash impairment charge of $90,000 related to leasehold improvements to be abandoned, whose fair value, based on estimates of recovery, was determined to be $0. This Center was closed in January 2004. Also during 2003 the Company wrote-off $293,000 in abandoned leasehold improvements incurred as a part of the relocation of the Company’s Center in Houston.

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

Financial Instruments Related to Convertible Debt: The estimated fair value amounts of the Company’s Financial Instruments Related to Convertible Debt have been determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until the Additional Investment Rights expired in September 6, 2005

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at which time the liability was extinguished. The value of the Financial Instruments Related to Convertible Debt – Conversion Feature is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement for the life of the debt. Following the registration of the underlying shares related to the instrument in February 2005, the instrument was accounted for as equity.

Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. For all periods presented, diluted net loss per share is equal to basic net loss per share. Common equivalent shares from stock options and warrants (using the treasury stock method) and convertible notes payable are anti-dilutive.

	2005	2004	2003
Loss from continuing operations	$(9,817)	$(9,567)	$(12,092)
Income (loss) from discontinued operations – net of tax	(7,955)	1,747	(2,490)
Net loss	(17,772)	(7,820)	(14,582)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.93)	$(0.93)	$(1.78)
Discontinued operations	(0.76)	0.17 (1)	(0.37)
Net Loss	(1.69)	(0.76)	(2.15)
Weighted-average shares of common stock outstanding used in computing basic loss per share	10,534,553	10,291,714	6,778,111
Weighted-average shares of common stock outstanding used in computing diluted net loss per share	10,534,553	11,073,098	6,778,111

(1) –	In 2004, the gain per common share for the discontinued operation was $0.17 for basic earnings per share and $0.16 for diluted earnings per share

Common equivalent shares of 3.4 million and 1.6 million, were excluded from this calculation in 2005 and 2003, respectively, as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. As originally pronounced, Public entities (other than those filing as small business issuers) were required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of SFAS 154, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140. Statement 155 permits fair value remeasurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements, establishes a requirement to evaluate interest in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company has evaluated the impact of the adoption of SFAS 155, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company has evaluated the impact of the adoption of SFAS 156, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, which requires that an entity should include, upon the modification of a convertible debt instrument, the change in the fair value of a related embedded conversion option in the analysis to determine if a debt instrument has been extinguished. EITF 05-7 is effective for periods beginning after December 15, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, that multiple instruments “issued in the money” with different tax basis are required under certain circumstances of debt issuance with a conversion factor. EITF 05-8 is effective for periods beginning after December 15, 2005 but does require retrospective application. The Company’s convertible debt was paid off in March 2006 and the financial instruments were issued at a premium and thus were not “in the money” at issuance. Therefore, the Company does not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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

3. Discontinued Operations

During 2005, the Company’s Board of Directors took various actions to evaluate the long-term prospects for continuing to operate our Associated Centers and Centers. These actions led to the hiring of an investment bank who identified potential buyers for the two operations. Prior to year-end, the Board of Directors and management had committed to a plan to sell both the Associated Centers and the Centers, a search had identified buyers where a deal appeared probable with in the next twelve months and the operations were ready for immediate sale. Therefore, the operations of the Associated Centers and the Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus has acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities and settled our litigation with Discus Dental, Inc. for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers Business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Spa Business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35 million paid by Discus for the Associated Center Division and the Company’s intellectual property should be allocated to the settlement of the this litigation and the Discus Patent Litigation. This litigation between the Company and Discus has now been dismissed.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, on January 13, 2006, BriteSmile entered into a Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) with Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), pursuant to which Dental Spas has agreed to purchase our Centers. Through the Centers, teeth whitening procedures are performed using the Company’s whitening technology in 17 Centers throughout the United States. In addition, the sale will include the company’s business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels. The purchase price is approximately $20 million. Dental Spas will also assume certain of our continuing obligations relating to the Centers. The deal is expected to close in the second fiscal quarter of 2006, but not later than April 30, 2006. To facilitate the sale, the Company established a new legal entity, BriteSmile Spas, LLC. This legal entity had no activity in 2005 and has no account balances as of December 31, 2005.

Based on the purchase prices described above for the sales of the Associated Centers and the Centers businesses, the proceeds are greater than the carrying values of the assets and liabilities being sold and thus there is no impairment of the recorded values.

The Board of Directors have not made a decision about the direction of the business following the sales of the Associated Centers and Centers and will do so, if and when both businesses are sold.

Revenues from discontinued operations for the periods ended December 31, 2005, December 25, 2004 and December 27, 2003 were $40.0 million, $46.0 million and $43.8 million, respectively. Pre-tax income (loss) from discontinued operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 were $(8.0) million, $1.7 million and $(2.5) million, respectively.

Assets and liabilities of the discontinued operations are as follows (in thousands):

	2005	2004
Assets held for sale:
Cash	$14	$—
Accounts receivable, net of reserves of $269 and $448, respectively	1,592	2,058
Inventories	916	1,635
Prepaid expense and other	629	126
Property and equipment	9,621	11,778
Intangibles	4,839	5,469
Other assets	1,602	1,412

	$19,213	$22,478
Liabilities held for sale:
Accounts payable	$97	$155
Accrued liabilities	6	79
Gift certificates and prepaid appointments	1,295	1,318
Deferred revenue	1,940	1,049
Other long term liabilities	1,340	925

	$4,678	$3,526

The intangibles reflected in assets related to discontinued operations related to the 2003 acquisition of intellectual property from a related party, the value of which was capitalized at cost, with specific costs allocated to key components based on a ratio of fair value per key components over total fair value (as valued by a market analysis performed by a third-party valuation firm). The purchase price was $6.4 million and is being amortized over a weighted average period of 9.82 years using the straight-line method of accounting.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets consist of purchased technology and a capitalized consulting agreement.

During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and is being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The value of the deferred contract costs was determined to be impaired as of the end of both the second and third fiscal quarters of 2005 based on management’s conclusion that the projected discounted cash flows related to the sales to the contracted dentist did not support the asset’s value. The Company recorded impairment charges in its fiscal second and third quarter totaling $298,000.

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products)”, the associated revenue and cost of the Magic Mirrors provided to customers have been capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandons the contract or fails to order any procedures for six months, the remaining capitalized cost of the Magic Mirror is written off. For this reason, the Company recorded a $147,000 impairment charge in the second quarter of 2005. At December 31, 2005 the capitalized amount included in “assets held for sale” on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers.

4. Accrual for Store Closures

During 2004 and 2003, the Company recorded additional restructuring expense, including revisions to prior period estimates, of $142,000 and $140,000, respectively, related to revised estimates of future lease obligations.

The following table sets forth the restructuring activity during the years ended (in thousands):

	Accrual for Store Closures at Beginning of Year	Restructuring Expense	Cash Paid	Accrual for Store Closures at End of Year
2005 Lease liability	$751	$—	$(106)	$645

2004 Lease liability	$1,081	$142	$(472)	$751

2003 Lease liability	$1,236	$140	$(295)	$1,081

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2005	December 25, 2004
Salaries and benefits	$905	$1,005
Professional services	1,743	852
Property and sales taxes	2,926	446
Advertising	792	1,388
Other accrued expenses	1,161	1,624

	$7,527	$5,315

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Leases

Effective December 2000, as amended, the Company secured a lease line of $15 million from Excimer Vision Leasing L.P. (“EVL”), a related party, as described in Note 11, for the lease of 3,000 BS3000 whitening devices, which are accounted for as capital leases. Under the terms of these leases, the Company pays (i) a fixed monthly payment of principal and interest of $75,000 per month and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices.

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

In November 2003 EVL agreed to accept 318,170 shares of restricted common stock of the Company in satisfaction of $4,040,750 of the Company’s obligation to pay variable rent, for the period from January 1, 2002 through October 31, 2003, which includes all of the deferred amounts discussed above. The price for the shares under this agreement was $12.70 per share, the fair value as of the settlement date.

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

In accordance with the August 2004 amendment to its capital lease agreement, in February 2005, the Company paid $1.0 million in deferred capital lease payments due under the amended capital lease agreement with EVL for the variable rent portion of the monthly payment due beginning November 2003 through December 2004 and the fixed rent portion of the monthly payment due beginning January 2004 through December 2004, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. Under the amendment to the capital lease agreement another $1.0 million of deferred rent was due February 15, 2006, and the remaining balance was due to be paid on February 15, 2007.

On July 12, 2005, the Company and EVL again amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL shall sell to BriteSmile each leased device remaining under lease at a price of $1 per device and the term of the lease shall end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease. The forgiveness of debt was recorded as a capital contribution in the amount of $225,000. As of December 31, 2005, the unpaid fixed rent on the capital lease was $73,000 and the full amount is current.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense related to variable rent was $1,765,000, $2,217,000, and $2,219,000, for 2005, 2004 and 2003, respectively. The variable rent expense is included in the “Income (loss) from discontinued operations, net of taxes” line in the statement of operations.

The Company also leases office space for its corporate office in Walnut Creek, California under a non-cancelable operating lease with an initial term of seven years, including escalation clauses. Future minimum payments under capital leases and non-cancelable operating leases, including Center leases reflected in discontinued operations, with initial terms of one year or more consisted of the following at December 25, 2005 (in thousands):

	Capital Leases	Operating Leases
2006	$73	$4,093
2007	—	3,971
2008	—	3,759
2009	—	3,021
2010	—	742
Thereafter	—	943

Total minimum lease payments	$73	$16,529

Amount representing interest	—

Present value of net minimum lease payments	73
Less current portion	(73)

Long-term capital lease obligations	$—

The Company is party to 17 leases for the Centers located through out the United States. These leases will be assigned to the buyer of the Centers operations; however, the Company would be responsible for the lease obligation if the buyer were to default on the future lease terms. These leases have not been reflected in the table above as they related to the discontinued operation.

Rent expense for the continuing and discontinuing operations was $4.7 million, $3.9 million, and $3.6 million, for 2005, 2004 and 2003, respectively. The rent attributable to the continuing operations was approximately $400,000 in 2005. BriteSmile is currently assessing our administrative space needs following the sale of the Associated Centers business and proposed sale of our Centers business, and have began discussions with our landlord about not fully fulfilling our current lease.

7. Income Taxes

Income tax expense consisted of (in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	152	95	24

Total current	$152	$95	$24

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no provision for 2005, 2004 and 2003 for federal income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31, 2005	December 25, 2004
Deferred Tax Assets:
Current:
Reserves and accruals	$1,442	$1,596
Other, net	33	—

Current deferred tax asset	1,475	1,596

Long-term:
Net operating loss carryforwards	60,718	54,534
Depreciation and amortization	2,443	941
Gain on mark-to-market adjustment on financial instruments	(1,949)	—
Other	730	(51)

Long-term deferred income tax assets	61,942	55,424

Total deferred tax assets	63,417	57,020
Valuation allowance	(63,417)	(57,020)

Net deferred tax assets	$—	$—

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

	2005	2004	2003
Provision at statutory tax rate	-34.0%	-34.0%	-34.0%
State income tax benefits, net of Federal benefit	0.5%	0.8%	0.1%
Non-deductible items	3.3%	0.2%	0.2%
Tax on foreign earnings at less than U.S. Rates	0.0%	-1.8%	-1.8%
Valuation allowance	31.0%	36.0%	35.7%

Total	0.8%	1.2%	0.2%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.4 million during 2005 and $2.0 million during 2004.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $154.7 million which expire in the years 2009 through 2025 and federal research and development tax credits of approximately $362,000 which expire in the years 2006 through 2019. As of December 31, 2005, the Company had net operating loss carryforwards for state income tax purposes of approximately $112.9 million which expire in the years 2006 through 2015.

Additionally, the Company has approximately $60,000 of net operating losses from the Republic of Ireland that may be carried forward indefinitely.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Financing Arrangements

Following is a summary of the Company’s outstanding debt financing arrangements (in thousands):

	December 31, 2005	December 25, 2004
Preferred Stock – BDI, a related party	$1,000	$1,000
Note Payable to LCO, a related party, (net of discount of $1,018 and $1,299 respectively)	982	701
CAP America Trust Center Loan, a related party	1,551	1,551
EVL capital lease, a related party ,(See note 6)	2,491	2,546
Convertible debt, (net of discount of $4,172 and $6,302, respectively)	6,828	4,698
Convertible debt with related party, (net of discount of $379 and $573, respectively)	621	427
Financial instrument related to convertible debt – warrants	—	1,201
Financial instrument related to convertible debt – AIR	—	432
Financial instrument related to convertible debt – conversion option	9	3,401

Total outstanding debt	13,482	15,957
Less current portion	(13,482)	(532)

Long-term debt	$—	$15,425

The Company was required to obtain certain consents and approvals from shareholders to sell the Associated Centers. This action resulted in a contractual requirement for the Company to utilize proceeds received from the sale of the Associated Centers to pay down all of it’s outstanding debt. Due to this contractual obligation, all of the debt has been classified as current liabilities on the December 31, 2005 balance sheet. Following the close of the sale on the Associated Centers in March 2006, all of the debt was paid in full.

Preferred Stock – BDI

In August 2003, BDI issued $1.0 million of preferred stock to LCO. Dividends are computed at the 1-year LIBOR rate plus 2% and adjust annually on the anniversary date. The dividend rate was reset in August 2004 from 3.39% to 4.24%. Dividends are payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a short term liability as of December 31, 2005 due to the requirement to pay the debt back using the proceeds received from the sale of the Associated Centers.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans is accrued monthly at a rate of 1-year LIBOR plus 200 basis points. The rate is reset every thirty days. The notes included detachable warrants to purchase 333,333 shares of common stock at $6.00 per share. The fair value of these warrants, $1,704,000, was recorded as debt discount and is being amortized to interest expense, using the effective interest method. The carrying value at December 31, 2005 was $982,000 net of $1,018,000 unamortized discount. This note is due in two payments of $1 million each on May 9, 2008 and July 23, 2008 plus interest. However, the note is classified as a short-term liability as of December 31, 2005 due to the requirement to pay the debt back using the proceeds received from the sale of the Associated Centers.

Note Payable to EVL

In March 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan had a maturity date of May 10, 2006. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Fixed monthly payments of $12,500 were due during the loan period. Variable payments were $25 for each LATW procedure performed at the Company’s Centers. For 2004 and 2003 variable payments totaled $568,000 and $718,000, respectively, of which $68,000 and $218,000, respectively was allocated to interest. This note was repaid in August 2004.

CAP America Trust Center Loan

In May, 2003 the Company and CAP America Trust, a related party, entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company may borrow until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company has drawn down $1.6 million under this loan as of December 25, 2005 at 6%, and had $900,000 available for working capital needs and revenue generating initiatives. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Variable payments are $25 for each LATW procedure performed at the Company’s Centers, with the first $500,000 applied to principal and the remaining payments applied to interest during each calendar year. Variable payments begin on May 11, 2006.

Convertible Debt

In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that is to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt is convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also have an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together are the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

Proceeds of the convertible debt	$12,000
Issuance costs incurred	836

Net proceeds of the convertible debt	$11,164

Allocation of convertible debt proceeds:
Allocated relative fair value of financial instrument related to convertible debt – warrants	$1,429
Allocated relative fair value of financial instrument related to convertible debt – AIRs	654
Fair value of financial instrument related to convertible debt – conversion option	4,011
Fair value of convertible debt, net of discount	5,070

Total net proceeds of the convertible debt as of December 16, 2004	11,164
Less: mark-to-market adjustment	(1,060)

Amortization of discount	55

Net carrying value of convertible debt and financial instruments related to convertible debt as of December 25, 2004	10,159
Less: mark-to-market adjustment	(3,811)
Less: Conversion of financial instrument related to convertible debt – warrants to equity	(1,213)
Less: Expiration of financial instrument related to convertible debt – AIRs	(283)
Amortization of discount	2,606

Net carrying value of convertible debt at December 31, 2005	7,458

Net carrying value of convertible debt at December 31, 2005 – current	7,458

Net carrying value of convertible debt at December 31, 2005 – non current	$—

In accordance with APB No. 14, The Company accounted for the Financial Instruments Related to Convertible Debt – Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Warrants was determined utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 4.42 years. The value of the Financial Instrument Related to Convertible Debt – Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company’s registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instrument Related to Convertible Debt – Warrants as of the date of conversion was $1.2 million.

In accordance with APB No. 14, the Company accounted for the Financial Instruments Related to Convertible Debt – Additional Investment Rights separately as freestanding instruments. The value of the

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Related to Convertible Debt – Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights has been recorded as a current liability and was marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of September 4, 2005, the Additional Investment Rights expired; the value of the financial instruments was written off.

In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option has been recorded as a liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005.

The discount on the Convertible Debt is being amortized to interest expense over the life of the Convertible Debt using the effective yield method. The Convertible Debt accrues interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest is payable quarterly in arrears.

CAP Advisers Line of Credit

In December 2001, BriteSmile International, a subsidiary of the Company, entered into Credit and Security Agreements (the “Credit Agreements”) with CAP Advisers Limited (“CAP Advisers”), a related party as described Note 11, which provided for a $6.5 million line of credit. During 2003, CAP Advisers assigned their interest in the outstanding balance to LCO. In November 2003, LCO agreed to accept 511,813 shares of restricted Common stock of the Company in full satisfaction of the outstanding loan balance of $6.5 million. The conversion price for the shares was $12.70 per share.

Subsequent to year-end, the Company utilized the proceeds received from selling the Associated Centers to pay off all of its outstanding debt.

9. Shareholder’s Equity

In January 2004, the Company completed a private offering of 923,943 shares of unregistered common stock for total proceeds of approximately $8.5 million. The Company received proceeds of $1.7 million in 2003 and the balance of $6.8 million was received in January 2004. The Company filed a registration statement covering the shares related to the convertible debt in January 2005. The Securities and Exchange Commission declared the registration statement effective on February 17, 2004.

The Company’s shareholders authorized the creation of 5,000,000 shares of “blank check” preferred stock at the shareholder’s meeting held on September 30, 2005. None of these shares were issued prior to December 31, 2005.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company registered shares in January 2005 related to investment rights in the convertible debt financing which occurred in December 2004. See “Convertible Debt” in Note 8.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.

Acceleration of Employee Stock Options

In August 2004, the window to exercise options for a terminated employee was extended and, as a result, BriteSmile incurred a non-cash charge of $34,000 to record the expense impact due to re-measurement.

A summary of the Company’s stock option activity and related information for the periods ended December 31, 2005, December 25, 2004, and December 27, 2003 is as follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share	Options	Weighted- Average Exercise Price Per Share
Outstanding at beginning of year	1,140,858	$16.05	1,129,375	$23.20	794,173	$30.36
Granted	997,443	5.56	288,547	9.18	756,898	7.85
Exercised	(16,672)	4.31	(88,002)	5.16	(102,603)	5.42
Forfeited/expired	(1,082,560)	8.44	(189,062)	11.76	(319,093)	18.63

Outstanding at end of year	1,039,069	12.91	1,140,858	16.05	1,129,375	23.20

Exercisable at end of year	817,797		961,576		835,834

The weighted average fair value of options granted during 2005, 2004, and 2003 using a Black-Scholes option pricing valuation model was $5.56, $5.19, and $4.94, respectively.

A summary of the status of options outstanding at December 31, 2005 is as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$0.58 – 4.31	264,203	6.34	$4.00	235,957	$4.06
4.32 – 6.00	210,655	9.09	4.85	101,131	5.13
6.01 – 10.82	210,888	7.34	9.44	128,388	9.55
10.83 – 26.25	226,022	2.61	15.50	225,688	15.48
26.26 – 82.50	127,301	3.11	46.43	126,633	46.41

	1,039,069			817,797

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 31, 2005
Employee stock options outstanding	970,731
Non-employee stock options outstanding	68,337
Stock options, available for grant under 1997 plan	591,903
Warrants outstanding	946,820

Stock/Options Granted Outside 1997 Plan

Options for 68,336 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan and remain outstanding and unexercised as of the December 31, 2005. The weighted average exercise price of such outstanding options is $47.26 per share.

In 2003, the Company issued options to purchase 41,663 shares of the Company’s common stock to Dr. Warner as compensation for consulting services to the Company. In 2004, the Company recorded a non-cash charge of $112,000 related to these options.

Warrants

As of December 31, 2005, the Company had 946,820 warrants for common stock outstanding. The exercise price of the warrants ranges from $2.40 to $31.50 per share. The warrants expire on various dates from March 2006 to April 2008. During 2005, 186,540 warrants were exercised and 56,603 warrants were cancelled. As of December 25, 2004, the Company had 1,189,967 warrants for common stock outstanding with exercise prices ranging from $2.40 to $31.50 per share.

10. Commitments and Contingencies

Litigation

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of December 31, 2005. This conclusion has been developed in consultation with outside counsel handling BriteSmile’s defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions as well as the actual outcomes, whether in settlement or as a results of rulings or decisions, of the pending litigation.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). This case was dismissed in March 2006 in connection with the sales transaction with Discus Dental, Inc. (Discus”). The Company filed an initial complaint against Discus in July 2002. As subsequently amended , the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleged misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interference with contract by Discus. The complaint alleges that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The Company sought a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, and other relief.

In June 2005, Discus amended its counterclaims seeking declarations of invalidity and non-infringement of several additional BriteSmile patents, and for tortious interference, unfair competition and product disparagement. BriteSmile moved to dismiss those counterclaims.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus patent litigation. Discus and the Company agreed that $8.7 million of the purchase price of $35 million paid by Discus for the Associated Center Division and the Company’s intellectual property should be allocated to the settlement of the Discus Patent Litigation and the litigation described in the following paragraph. The Discus Patent Litigation has now been dismissed.

BriteSmile Development, Inc. v. Discus Dental, Inc. BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005, because it employs a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.

On March 13, 2006 the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35 million paid by Discus for the Associated Center Division and the Company’s intellectual property should be allocated to the settlement of the this litigation and the Discus Patent Litigation. This litigation between the Company and Discus has now been dismissed.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. This case was dismissed in March 2006 in connection with the sales transaction with Discus. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The Complaint seeks damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. This litigation between the Company and Discus has now been dismissed.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint identifies $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages in amounts material to the Company, based on alleged unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by, among other things, failing to operate

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble company (“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips. The counterclaims further allege that P&G actively induced infringement of the patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million of which the Company expects to receive approximately $1.0 million and the remainder is expected to be paid to other parties, including the Company’s legal counsel in the matter and other parties related to the technology.

Gregg A. Coccari v. BriteSmile, Inc., commenced as an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company’s CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. Based on, among other things, statements made by Coccari and his representatives, the Company deems that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claims that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleges that his termination by the Company was in retaliation for unspecified actions by Coccari. Coccari filed the statement of claims concerning his allegations in September 2005 and the Company filed the answer to the statement of claims and counterclaims in October 2005. Coccari’s demand for arbitration seeks an award of $10 million. However, the Company believes that Coccari’s claims are without merit and intends to vigorously defend against such claims.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An arbitrator has been appointed for the case. At an arbitration management conference held during the last week of March 2006, the parties agreed on a discovery schedule and tentatively scheduled a hearing for February 2007.

Lisa Bates Pristavec and Paul Pristavec v. Thomas Galligan, Drs. Galligan and Villa LLP, BriteSmile Inc., Gerard Villa and Jane Doe. This action was commenced on September 24, 2004 in Supreme Court, Richmond County New York, but a complaint was not filed until June 23, 2005. The Complaint alleges that the plaintiff was injured in the course of a teeth whitening procedure performed at an Associated Center and asserts claims for medical malpractice, lack of informed consent, strict liability, breach of warranty, and negligence/product liability as well as loss of consortium by the plaintiff’s husband. The plaintiff seeks $5 million in damages and her husband also seeks $5 million in damages. On December 27, 2005, the company filed a motion to dismiss based on lack of personal jurisdiction and expiration of the statute of limitations. The court has not yet issued a ruling on this motion. The plaintiff’s settlement demand is $150,000. Based upon information presently available, the Company believes that the claims of the plaintiff and her husband are without merit and the Company will vigorously defend the action. The Company believes that it is adequately insured against any liability in connection with this action.

Green River Junction v. BriteSmile. In or about November 2005, Green River Junction, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania seeking to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denies the allegations of the complaint and has filed an answer. BriteSmile intends to defend these claims vigorously.

BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. On March 9, 2006, the Company filed a complaint against Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery in the Third Judicial District Court of Utah. In its complaint, the Company asserts claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arise from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company. The defendants have filed a motion to dismiss the Company’s claims, alleging that the Utah court does not have jurisdiction over them.

Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in BriteSmile, Inc. v. Discus Dental, Inc., filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleges that MBR&M is entitled to more than $12 million from the Company in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus patent litigation.

Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 of the proceeds obtained by the Company from its sale of the associated centers business to Discus Dental, Inc. The Company has opposed MBR&M’s application for a right to attach order, a writ of attachment, and a temporary protective order. The Company has not filed a pleading responding to the Complaint.

On March 22, 2006, the San Francisco Superior Court entered a temporary protective order in the amount of $3,045,000. The temporary protective order was originally drafted to expire on April 12, 2006.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 27, 2006, the Company filed a Request For Fee Arbitration with the Santa Clara County Bar Association. On the same day, the Company filed a Notice of Automatic Stay of Action Pursuant to the Mandatory Fee Arbitration Act in the San Francisco Superior Court in Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc., et al.

On April 7, 2006, the San Francisco Superior Court granted a motion filed by MBR&M to partially lift the automatic stay in place as a result of the Company’s filing of the Request For Fee Arbitration.

On April 10, 2006, the San Francisco Superior Court entered an order rescheduling the hearing on MBR&M’s application for a right to attach order and writ of attachment from April 11, 2006 to April 19, 2006. The Court also extended the temporary protective order from April 12, 1006 to April 20, 2006.

BriteSmile denies the allegations of the complaint and intends to continue defending these claims vigorously.

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

11. Related Party Transactions

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

Beginning in May 2004, a housing allowance was paid monthly to an employee of the Company by a principal stockholder/related party. The sum of these payments was $70,800 in 2005 and $67,000 in 2004. The Company recorded these payments as an expense and an increase to Additional Paid-in Capital.

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

Financing Arrangements for the APA

In July 2003, BriteSmile Development, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with R. Eric Montgomery (“Montgomery”) and certain entities owned and controlled by him (collectively, “REM”). At the time, Montgomery was a member of the board of directors of the Company. Under the terms of the APA, the Company strengthened its intellectual property portfolio through the acquisition of additional and complementary human oral care patents and patent applications that included intellectual property specifically relating to the Company’s whitening gel formulas.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To finance a portion of the APA transaction, BDI borrowed $1,000,000 from LCO in May 2003 under the terms of a promissory note due on May 9, 2008. BDI borrowed an additional $1,000,000 from LCO on similar terms in July 2003, upon closing of the APA. In connection with the loans to BDI, LCO received warrants to purchase 333,333 shares of common stock of the Company. LCO is the Company’s principal shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers. The Note was paid in March 2006.

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

Consulting Agreement with Oraceutical

In November 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC (“OIP”). Montgomery, a former director of the Company, is the founding Manager and President of Oraceutical, LLC. Effective July, 2003, and pursuant to the APA described above under “Acquisition of Certain Human Oral Care Intellectual Property,” the foregoing Consulting Agreement was terminated and replaced by a new Consulting Agreement between BDI and Oraceutical Innovative Properties (the “BDI Consulting Agreement”).

The BDI consulting agreement provides for a five-year term at a rate of $180,000 per year. Under the BDI consulting agreement, Montgomery agreed to consult exclusively for BDI and the Company in the HOC field. BDI will own all new HOC intellectual property arising from work under the BDI consulting agreement. Under the terms of the Consulting Agreement, OIP has a duty to assign to the Company all intellectual rights developed by OIP. Prior to March 2006, OIP developed certain intellectual property for which the Company sought patent protection. OIP refused to assign its rights in such intellectual property to the Company, in breach of the terms of the Consulting Agreement. In March 2006, the Company commenced an action against OIP seeking a declaratory judgment that OIP is obligated to provide the assignments. See Section 10 Commitments and Contingencies; litigation.

Fulfillment Services Agreement with Oraceutical

In 2004, BriteSmile entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Montgomery, the Chairman & CEO of Oraceutical, LLC is a former member of BriteSmile’s Board of Directors. During 2005, $1,588,000 was paid to Oraceutical under this agreement. There was no financial impact in 2004.

EVL Capital Lease Agreement

On December 29, 2000, as amended through August 2004 and July 2005, the Company had available a lease line of credit of up to $15 million from EVL. Anthony Pilaro, the Company’s Chairman, serves as Chairman of EVL. An affiliate of LCO, the Company’s largest shareholder, owns 70% of EVL. This lease terminated as of December 31, 2005 in accordance with the July 2005 amendment. All remaining payments of deferred rent due under the agreement, as amended, were paid in full in the first quarter of 2006.

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

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BriteSmile and CAP America Trust. The Company began drawing on the line May 7, 2003 and may do so until May 10, 2006. Up to $1,700,000 of loan proceeds may be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company drew down $1.6 million under this loan as of December 31, 2005. The balance was paid in full in March 2006.

Preferred Stock

In August 2003, BDI sold $1.0 million of preferred stock to LCO. Interest is computed at the 1-year LIBOR rate plus 2% and adjusts annually on the anniversary date. Interest is payable annually. The preferred stock is not convertible and is redeemable in the event of certain circumstances. The Company has recorded this preferred stock as a short-term liability at December 31, 2005 and it was paid in full in March 2006.

Related Party Payments

The following table summarizes the amounts paid to related parties in 2005:

			Amount Paid in 2005
Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges and order fulfillment services	$1,588,000
Oraceutical, LLC	A former board member is a co-founder and managing director	Consulting fee	195,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	538,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Interest	109,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest	96,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, plus $1 million paid on deferred lease balance	3,480,000

12. Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan. The Company pays the administrative fees of the plan which amounted to $5,000 in 2005 and 2004.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Investment in Foreign Spa

In April 2005, the Company entered into a Shareholder Agreement with Dental Spa Company (an unrelated Thailand company) to establish a Thailand company whose business purpose is to open and operate a new Center in Bangkok, Thailand. The Company contributed $256,000 to purchase 49.9% of the outstanding shares. Dental Spa Company contributed 50.1% of the initial capital. Each shareholder has an approximately 50% economic interest in the center company. The initial capital investment will be used to build out the Center, for a down payment on a facility lease, and for general working capital requirements. The Centeris located in the Siam Paragon shopping destination opened in the fourth quarter of 2005. In February 2006, the Company sold its interest in this foreign spa to its partner for an amount equal to the Company’s original investment.

14. Subsequent events

On January 13, 2006, BriteSmile entered into a Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) with Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), pursuant to which Dental Spas has agreed to purchase our Centers. At the Centers, teeth whitening procedures are performed using the Company’s whitening technology in 17 locations throughout the United States. In addition, the sale will include the company’s business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels. The purchase price is approximately $20 million. Dental Spas will also assume certain of our continuing obligations relating to the Centers. The sale is expected to close early in the second fiscal quarter of 2006 and the Company expects to record a gain on the sale in that quarter. See Note 3.

In February 2006, the Company sold its interest in a foreign spa to its partner for an amount equal to its original investment. See Note 13.

On March 10, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation completed an asset purchase with Discus Dental, Inc., a California corporation (“Discus”), where Discus has acquired the assets and the operations of the Associated Centers and substantially all of our intellectual property for $26.3 million plus the assumption of certain operating liabilities, and settled our litigation with Discus Dental, Inc. for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile. See Note 3.

Proceeds received from Discus have or are reserved to be used to pay off long term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payment can be made for claims BriteSmile has agreed to indemnify Discus, ($3.5 million); to pay costs associated with the asset sale transaction, ($1.5 million); to establish a second escrow account to be used to reimburse expenses which may be incurred by Discus in connection with defending or asserting and prosecuting specified proceedings relating to some of the patent rights acquired by Discus, ($1.0 million); to pay outstanding legal bills related to the Discus patent litigation, ($3.8 million); to pay employee severance, ($0.8 million); to resolve outstanding sales tax issues related to the Associated Centers, ($1.3 million); and to pay potential income and other tax related to the transaction, ($1.0 million). Any remaining proceeds will be used for working capital needs.

As a result of the sale of the Associated Centers business, the Company will be terminating many executive management and other corporate staff by the end of April 2006. In addition, selected management have received retention/severance agreements to incentivize them to remain with the Company until their services were no longer needed. These agreements generally include a retention payment contingent on the close of the sale of the Associated Centers and Center businesses, as well as an enhanced severance payment if the individual is terminated as a result of the sale of one or more of the businesses. The specific agreements established with the

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s principal executive officer and its named executive officers have been filed as exhibits to this Form 10-K . The total amount of retention/severance under the agreements for these named officers is approximately $0.8 million, while the total severance estimated for all management and employees if the sale of both businesses are consummated and the Company terminates its operations is approximately $1.6 million.

We received a letter from The Nasdaq Stock Market on January 25, 2006, informing us that because we will no longer have an operating business following the sales of our associated center and spa businesses, our common stock will be delisted from the Nasdaq SmallCap Market. We appealed Nasdaq’s decision to delist our common stock to a Nasdaq Listing Qualification Panel, which stayed the delisting of our common stock pending the panel’s decision. A hearing was held on March 9, 2006 and the company received notice on March 17, 2006 that the panel had granted the Company’s request for continuing to list BriteSmile’s stock subject to certain conditions. The conditions are that (1) on or before May 15, 2006, BriteSmile report in its Form 10-Q for the fiscal period ended April 1, 2006, actual stockholders’ equity at April 1, 2006 of at least $2.5 Million, and (2) on May 15, 2006, or on the day of the closing of the sale of BriteSmile’s Spa Center Business, whichever is sooner, BriteSmile provide the Panel a written update containing a definitive plan addressing resolution of its potential status as a public shell. In addition, BriteSmile must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq Capital Market. If BriteSmile is unable to meet these conditions, its common stock may be delisted from The Nasdaq Stock Market.

On November 4, 2005, we received a letter from The Nasdaq Stock Market informing us that if we were unable to comply with the $1.00 minimum bid requirement by May 3, 2006, our common stock would be subject to delisting from the Nasdaq SmallCap Market. In order to regain compliance with this requirement, we were required to demonstrate a closing bid price for our common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company’s stock closed above $1.00 for the first 10 business days of 2006. On January 25, 2006, we received a letter from The Nasdaq Stock Market notifying us that we had regained compliance with this requirement.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Quarterly Financial Data

	Quarter Ended
2005	March 26, 2005 (b)	June 25, 2005 (c)	September 24, 2005 (d)	December 31, 2005 (e)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(1,087)	(3,745)	(2,269)	(2,716)
Loss from discontinued operations	(2,103)	(3,057)	(2,216)	(579)
Net loss	(3,190)	(6,802)	(4,485)	(3,295)
Net loss per common share, basic and diluted:
Continuing operations	$(0.10)	$(0.36)	$(0.21)	$(0.26)
Discontinuing operations	(0.20)	(0.29)	(0.21)	(0.05)
Basic and diluted net loss per share	(0.30)	(0.65)	(0.42)	(0.31)

2004	March 27, 2004	June 26, 2004	September 25, 2004	December 25, 2004 (a)
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(2,407)	(2,705)	(3,380)	(1,075)
Income (loss) from discontinued operations	1,165	1,976	872	(2,266)
Net loss	(1,242)	(729)	(2,508)	(3,341)
Net income (loss) per common share:
Continuing operations, basic and diluted	$(0.24)	(0.26)	(0.32)	(0.10)
Discontinuing operations, basic	0.12	0.19	0.08	(0.22)
Discontinuing operations, diluted	0.11	0.19	0.08	(0.22)
Net loss, basic and diluted	(0.12)	(0.07)	(0.24)	(0.32)

(a)	The 2004 fourth quarter includes a non-cash gain of $1.1 million or $0.10 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(b)	The 2005 first quarter includes a non-cash gain of $2.7 million or $0.26 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(c)	The 2005 second quarter includes a non-cash loss of $98,000 or $0.01 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(d)	The 2005 third quarter includes a non-cash gain of $1.1 million or $0.11 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(e)	The 2005 fourth quarter includes a non-cash gain of $18,000 or $0.00 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.