Form 10-K/A
period 2005-12-31
BRITESMILE INC
filed 2006-05-01
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

This Amendment is filed pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Items 10 through 14 of Part III of Form 10-K for the Company’s fiscal year ended December 31, 2005, and updating the list of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report:

Name	Age	Position with the Company
Anthony M. Pilaro	70	Chairman of the Board of Directors

Bradford Peters	38	Director

Harry Thompson	76	Director

Peter Schechter	46	Director

L. Tim Pierce	53	Director

John Reed	64	Director

Dr. Julian Feneley	41	President & Director

Ken Czaja	56	Executive Vice President, Chief Financial Officer and Secretary

Christopher Edwards	36	Executive Vice-President, Marketing

Anthony M. Pilaro

Mr. Pilaro has served as a director and Chairman of the Board of the Company since August 1997. Presently, he serves as Chairman of CAP Advisers Limited, with offices in Dublin, Ireland, and which serves as a family office for the business affairs of the Pilaro family. He is also founder and Chairman of Excimer Vision Leasing L.P., a partnership primarily engaged in the business of leasing Excimer laser systems. Mr. Pilaro was Chairman of both CAP and Excimer Vision Leasing for the last 5 years except for the period from August 2004 to February 2005. Mr. Pilaro has been involved in private international investment banking. He was a Founding Director and former Chief Executive Officer of Duty Free Shoppers Group Limited, the world’s leading specialty retailer catering to international travelers, and a founder of the predecessor of VISX, Inc. A graduate of the University of Virginia and the University of Virginia Law School, Mr. Pilaro practiced law in New York City through 1964.

Bradford Peters

Mr. Peters has served as a director of the Company since December 1999. He is the President of Blackfin Capital, a privately held investment company based in New York. Prior to founding Blackfin Capital, from July 1993 to June 1998, Mr. Peters was with Morgan Stanley Private Wealth Management Group. Mr. Peters received an M.B.A. from Duke University.

Harry Thompson

Mr. Thompson has served as a director of the Company since December 1999. He has also been President of The Strategy Group, a management consulting firm, for the last 15 years, and was Managing Director of Swiss Army Brands, Inc., a consumer products company, from 1988 to 2003. Prior to founding The Strategy Group, Mr. Thompson served in senior management of several core units of the Interpublic Group of Companies, one of the world’s leading advertising groups. Mr. Thompson also has served as either manager or chairman of several telecommunication companies of The Galesi Group. Mr. Thompson received an M.B.A. from Harvard Business School.

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

L. Tim Pierce

Mr. Pierce, a certified public accountant, has served as a director of the Company since February 2003. Mr. Pierce is currently serving as a Director, Executive Vice President and the Chief Financial Officer and Corporate Secretary of Cottonwood Acquisition Corporation, and its wholly owned subsidiary: SBI Services, Inc., a provider of administrative support services. He joined SBI and Company (the former parent of SBI Services, Inc.) in April 1998. SBI and Company was sold in July 2004. Mr. Pierce worked for Mrs. Fields’ Original Cookies, Inc. from 1988 through 1998, where he served most recently as Mrs. Fields’ Senior Vice President, Chief Financial Officer, and Corporate Secretary. For twelve years from 1976 to 1988, Mr. Pierce served as an auditor with Price Waterhouse and Deloitte & Touche. Mr. Pierce is currently a director of Cottonwood Acquisition Corporation. Mr. Pierce is a member of the American Institute of Certified Public Accountants, and the Utah Association of Certified Public Accountants. Mr. Pierce is considered by the Company to be an audit committee financial expert. Mr. Pierce received his B.S. from Brigham Young University.

John Reed

Mr. Reed has served as a director of the Company since September 2005. Previously, Mr. Reed served as Chief Executive Officer and Director of the Company from June 1999 to April 2004. Prior to June 1999, Mr. Reed was Chairman of the Pacific Retailing Division of DFS, where he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1982 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Department Stores and John Wanamaker.

Dr. Julian Feneley

Dr. Feneley has served as a director of the Company since December 2003. Dr. Feneley began working on BriteSmile matters in January 2002 as a consultant to an affiliate of the Company, focusing on strategic and development initiatives. He was appointed Chairman of BriteSmile Development, Inc. in May 2003, and President of BriteSmile, Inc. in February 2004. In June 2005, Dr. Feneley also assumed the duties of Chief Executive Officer formerly carried out by Gregg Coccari. Previously, Dr Feneley co-founded narrowbridge, an e-customer acquisition technology company, where he served as CEO from 2000 to 2001, and Bioscience Managers, a biotechnology venture capital and corporate finance boutique, where he served as Head of Corporate Finance from 2001 to 2003. Prior to 2000, Dr. Feneley headed the European healthcare investment banking franchise of J P Morgan during its period as the globally ranked #1 investment bank in this industry sector. Dr. Feneley originated and executed transactions with an aggregate volume in excess of $200 billion, including the then largest merger in corporate history. Prior to joining J P Morgan in 1990, Dr. Feneley qualified and worked as a medical doctor at the renowned Guy’s Hospital in London, England.

Ken Czaja

Mr. Czaja was appointed Chief Financial Officer and Secretary of BriteSmile in May 2004. He brings to the Company a wealth of finance management experience spanning small and large public global technology companies. Prior to joining the Company, from October 2002 to January 2004, Mr. Czaja was CFO of PerkinElmer’s OptoElectronics Group (a developer and manufacturer of specialty lighting and sensor products). Before PerkinElmer, from May 2001 to October 2002, he was CFO of BrightStar, a small publicly traded services firm specializing in Information Technology solutions. Prior to BrightStar, from 1996 to June 2000, Mr. Czaja was CFO of IntelliCorp, a publicly traded software firm, and before that, Vice President of Finance for Wyse Technology, a mid-size computer terminal and monitor company. He began his career progressing through numerous financial management positions at Xerox Corporation. Mr. Czaja received a B.S. degree in physics from Columbia University and a Masters degree in industrial management from Georgia Institute of Technology.

Christopher Edwards

Mr. Edwards was appointed Executive Vice President, Global Marketing in September 2005. A veteran of the direct response marketing industry, he oversees the marketing for the consumer and dental profession. He has been Vice President of Marketing and Director of Marketing of the company. Mr. Edwards joined BriteSmile in May 2002. Prior to joining BriteSmile, from 1996 to 2001, Mr. Edwards was Vice President for Clear Ink, a marketing agency focused on converging consumer media. Mr. Edwards has over 14 years of extensive direct marketing experience in managing a variety of major brands such Oral-B, Siemens Oncology Systems, Roche Diagnostic Healthcare, Disney, Levi’s Strauss & Co., Charles Schwab and Hewlett-Packard.

Audit Committee; Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. The Company’s Board of Directors has determined that Tim Pierce is an audit committee financial expert in accordance with Section 10A of the Exchange Act of 1934, as amended.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon the Company’s review of the copies of such forms furnished to it during the year ended December 31, 2005, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows:

1.	Form 4 report of Harry Thompson filed February 16, 2005 to report a transaction dated February 4, 2005.

2.	Form 4 report of Bradford Peters filed July 1, 2005 to report a transaction dated June 28, 2005.

3.	Form 3 report of John Reed filed October 14, 2005 to report Mr. Reed’s becoming a reporting person on September 13, 2005.

4.	Form 3 report of Christopher Edwards filed October 27, 2005 to report Mr. Edwards’ becoming a reporting person on September 5, 2005.

5.	Form 5 report of John Reed filed February 14, 2006 to report a transaction dated September 13, 2005.

6.	Form 5 report of Julian Feneley filed February 14, 2006 to report a transaction dated June 29, 2005.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 31, 2005, that has not been filed with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a Code of Ethics that applies to directors, officers and employees. The full text of the Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 27, 2003, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The following Summary Compensation Table shows compensation paid by the Company for services rendered during 2003, 2004 and 2005 to each person who served as the Company’s Chief Executive Officer during 2005, and to the Company’s four most highly compensated executive officers during 2005 in addition to the Chief Executive Officers.

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Period	Salary	Bonus	Securities Underlying Options		Other
Julian Feneley (1) President	2005 2004 2003	$270,231 216,923 —	— — —	93,167 18,500 —		$70,800 67,200 —	(2) (2)

Anthony Pilaro (3) Former Chief Executive Officer and Chairman	2005 2004 2003	— — —	— — —	— — —		— — —

Gregg Coccari (4) Former Chief Executive Officer	2005 2004 2003	$182,054 — —	— — —	840,000 — —	(5)	— —

Robert Sieban (6) Executive Vice President BriteSmile Centers	2005 2004 2003	$215,385 207,692 107,692	$25,000 37,500 14,600	37,750 6,000 31,250		— — —

Ken Czaja (7) Executive Vice President, Chief Financial Officer and Secretary	2005 2004 2003	$200,692 119,231 —	— — —	— 75,000 —		— — —

Nhat Ngo (8) Executive Vice President Business Development and General Counsel	2005 2004 2003	$196,500 169,692 153,815	— — —	30,828 15,000 29,172		— — —

(1)	Dr. Feneley joined the Company in February 2004.
(2)	Represents a housing allowance paid to Dr. Feneley by a related party.
(3)	Mr. Pilaro served as Acting Chief Executive from August 2004 until January 2005 without compensation.
(4)	Mr. Coccari served as Chief Executive Officer of the Company from January 2005 until June 2005.
(5)	Represents 240,000 shares of restricted stock and options to purchase 600,000 shares of common stock that were granted to Mr. Coccari in January 2005. Mr. Coccari resigned later in 2005 and thus forfeited 160,000 shares of the restricted stock at that time. All options expired September 27, 2005.
(6)	Mr. Sieban joined the Company in June 2003 and his employment terminated in April 2006.
(7)	Mr. Czaja joined the Company in May 2004.
(8)	Mr. Ngo’s employment with the Company terminated in April 2006.

OPTION/SAR GRANTS IN 2005

The following table lists individual grants of stock options made during the Company’s last completed year as compensation for services rendered as an officer of the Company:

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted		% of Total Options/SARs Granted to Employees in FY 2004		Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (5)
							5%	10%
Julian Feneley	43,167 50,000	(1) (2)	4.3 5.0	% %	$4.35 4.15	03/09/15 06/29/15	$118,091.60 130,495.64	$299,267.30 330,701.56
Gregg Coccari	600,000	(3)	60.2%		6.30	01/09/15	2,377,221.69	6,024,346.50
Rob Sieban	37,750	(4)	3.8%		4.35	03/09/15	103,272.36	261,712.43
Nhat Ngo	30,828	(4)	3.1%		4.35	03/09/15	84,335.90	213,723.73

Total Grants	997,443

(1)	The option was exercisable for 10,791 shares on September 1, 2005 with the remainder exercisable in three substantially equal annual installments beginning on March 9, 2006
(2)	The option was fully exercisable on the grant date.
(3)	The option was exercisable for 120,000 shares on the grant date and exercisable for 10,000 shares per month beginning February 9, 2005. All options expired September 27, 2005.
(4)	The option becomes exercisable in four substantially equal annual installments beginning on September 1, 2005. All non-vested options expired on April 14, 2006 and all vested options will expire on July 13, 2006.
(5)	The assigned rates of growth were selected by the SEC for illustrative purposes only and are not intended to predict or forecast further stock prices.

AGGREGATED OPTION EXERCISES IN 2005

AND DECEMBER 31, 2005 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In the Money Options at December 31, 2005 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Julian Feneley	—	—	70,291	41,376	—	—
Anthony Pilaro	—	—	—	—	—	—
Gregg Coccari	—	—	—	600,000	—	—
Robert Sieban	—	—	34,187	40,813	—	—
Ken Czaja	—	—	30,000	45,000	—	—
Nhat Ngo	—	—	45,546	29,454	—	—

(1)	Potential unrealized value is calculated as the fair market value at December 31, 2005 ($0.75 per share), less the option exercise price, times the number of shares.

Director Compensation

Non-employee directors of the Company, other than Mr. Pilaro, who has declined such compensation, receive options to purchase 5,000 shares of common stock per year for each year during which they serve as a director. Directors who serve as chairman of a Board committee receive options to purchase an additional 10,000 shares of common stock per year of service. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed. In addition, the chairman of the Audit Committee receives a retainer in the amount of $2,500 per audit committee meeting, and Mr. Thompson received $20,800 per month for his service on the Marketing Committee between December 2004 and March 2005.

Employment Contracts and Termination of Employment Arrangements

Certain of the Company’s executive officers whose compensation is required to be reported in the Summary Compensation Table are parties to written employment agreements with the Company as follows:

Julian Feneley

The Company entered into a retention agreement with Julian Feneley on November 21, 2005. Pursuant to the retention agreement, Dr. Feneley will receive a payment equal to 25% of his annual base salary in effect as of November 21, 2005 (a “Retention Bonus”) if on or prior to May 5, 2006 (1) the Company completes a sale of all or substantially all of its assets and Dr. Feneley is employed by the Company on the date of such sale, (2) a sale of a controlling interest in the outstanding shares of the Company’s common stock occurs and Dr. Feneley is employed by the Company on the date of such sale, (3)(i) the Company sells either its associated center business or center business and Dr. Feneley is employed by the Company on the date of such sale, and (ii) the Company completes a sale of all or substantially all of its assets or a sale of a controlling interest in the outstanding shares of the Company’s common stock occurs and on the date of such sale Dr. Feneley is not employed by the Company other than for reasons of Cause (as defined in the retention agreement). The agreement also provides that if prior to May 5, 2006 the Company completes a sale of all or substantially all of its assets or a sale of a controlling interest in the outstanding shares of the Company’s common stock occurs, and as a result of such sale Dr. Feneley’s employment is terminated by the Company (including Constructive Termination as defined in the retention agreement) other than for cause, then Dr. Feneley will receive a termination payment equal to one month for each full year of employment multiplied by his monthly base salary on November 21, 2005. The agreement further provides that if prior to May 5, 2006 the Company sells either its associated center business or center business and as a result of such sale Dr. Feneley’s employment is terminated (including Constructive Termination as defined in the retention agreement) other than for cause, and Dr. Feneley has not received the specified Retention Bonus, then Dr. Feneley will receive a termination payment equal to his monthly base salary on November 21, 2005 multiplied by the sum of one month for each full year of employment plus three.

Ken Czaja

The Company entered into a retention agreement with Ken Czaja on November 18, 2005. Pursuant to the retention agreement, if on or prior to June 30, 2006 (1) the Company completes a sale of all or substantially all of its assets, (2) a sale of a controlling interest in the outstanding shares of the Company’s common stock occurs, or (3) the Company sells either its associated center business or center business, and as a result of any such sales Mr. Czaja’s employment is terminated by the Company (including Constructive Termination as defined in the retention agreement) other than for cause, then Mr. Czaja will receive a payment equal to nine times his monthly base salary in effect as of the date of such sale.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Company’s Compensation Committee during fiscal 2005 were Bradford Peters, Peter Schechter and Harry Thompson. No member of the Company’s Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the record date, March 17, 2006, regarding beneficial stock ownership of (1) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock (our only class of outstanding stock); (2) each of our directors; (3) our Chief Executive Officer, former chief executive officer and our four other most highly paid executive officers as of the end of December 2005, our most recently completed fiscal year; and (4) all of our current executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name and Address	Number of Shares Beneficially Owned (1)		Percent of Outstanding Shares (2)
Executive Officers and Directors
Anthony M. Pilaro	4,842,664	(3)	44.5%
Julian Feneley	84,668	(4)	*
Gregg Coccari	80,000		*
Kenneth Czaja	30,000	(5)	*
Nhat Ngo	45,546	(6)	*
Robert Sieban	34,187	(7)	*
John Reed	489,146	(8)	4.6%
Bradford Peters	755,195	(9)	7.1%
Harry Thompson	34,660	(10)	*
Peter Schechter	26,125	(11)	*
L. Tim Pierce	29,335	(12)	*
All Officers and Directors as a Group (11 persons)	6,390,528		55.9%

5% Beneficial Owners
LCO Investment	4,842,664	(3)	44.5%
Bradford Peters (including Titab, LLC)	755,195	(9)	7.1%
MicroCapital LLC	1,466,111	(13)	13.9%

*	Constitutes less than 1%.
(1)	Includes options or warrants to purchase shares which are presently exercisable or exercisable within 60 days of March 17, 2006.
(2)	All percentages are calculated based upon 10,549,130 shares of our common stock, being the total number of shares outstanding as of March 17, 2006, plus the number of options or warrants presently exercisable or exercisable within 60 days of March 17, 2006 by the named security holder.
(3)	Includes 2,970,148 shares owned of record and beneficially by LCO Investments Limited (“LCO”), 318,170 shares held indirectly through CAP Properties Limited, a subsidiary of LCO and acting general partner of Excimer Vision Leasing LP, 249,818 shares held directly through P de P Tech Limited (“PdeP”), an affiliate of LCO, 4,500 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 533,335 shares held by LCP II Trust, of which Linda L. Pilaro is a beneficiary, 166,668 shares held by ACP II Trust, of which one of Mr. Pilaro’s adult sons not living in Mr. Pilaro’s household is a beneficiary, 166,668 shares held by CAP II Trust, of which one of Mr. Pilaro’s adult sons not living in Mr. Pilaro’s household is a beneficiary, 32,136 shares owned beneficially by CAP Advisers Limited (“CAP”), acting as co-trustee of various trusts, 7,500 shares held of record by the CAP Charitable Foundation, 52,053 shares held of record and beneficially by CAP, 8,335 warrants to purchase shares at $30.00 per share held by LCO, 333,333 warrants to purchase shares at $6.00 per share held by LCO. LCO is a wholly-owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, one of our directors, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, CAP, PdeP, AMP Trust, LCP II Trust, ACP II Trust, CAP II Trust, the CAP Charitable Foundation, and CAP Advisers Limited and the trusts indicated above of which CAP is co-trustee. Mr. Pilaro’s address c/o 36 Fitzwilliam Place, Dublin 2, Ireland. LCO’s address is 22 Smith Street, St. Peter Port, Guernsey GYI 2JQ, Channel Islands.
(4)	Includes 3,585 shares owned of record, and options to purchase 3,500 shares at $12.75 per share, 6,000 shares at $6.53 per share, 21,583 shares at $4.35 per share and 50,000 shares at $4.15 per share.
(5)	Includes options to purchase 30,000 shares at $10.50 per share.

(6)	Includes options to purchase 29,172 shares at $4.31 per share, 6,667 shares at $10.50 per share, 2,000 shares at $8.30 per share and 7,707 shares at $4.35 per share.
(7)	Includes options to purchase 18,750 shares at $6.72, 6,000 shares at $9.72 per share and 9,437 shares at $4.35 per share.
(8)	Includes 289,145 shares owned of record and options to purchase 125,000 shares at $15.00 per share, 33,334 shares at $4.31 per share, 35,000 shares at $12.30 per share and 5,000 shares at $0.97 per share.
(9)	Includes 712,200 shares owned of record and beneficially (of which 184,100 are owned by TITAB, LLC), warrants to purchase 3,335 shares at $30.00 per share and options to purchase 3,655 shares at $15.00 per share, 3,335 shares at $56.25 per share, 3,335 shares at $1.98 per share, 3,335 shares at $30.00 per share, 3,500 shares at $10.86 per share, 15,000 shares at $5.41 per share and 7,500 shares at $1.15 per share. Mr. Peters’ and Titab, LLC’s address is 622 Third Avenue, 38th Floor, New York, New York 10017.
(10)	Includes options to purchase 3,335 shares at $56.25 per share, options to purchase 3,655 shares at $15.00 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share and options to purchase 2,500 shares at $1.15 per share.
(11)	Includes 5,120 shares owned beneficially in a Revocable Living Trust, options to purchase 3,335 shares at $67.50 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 5,000 shares at $5.41 per share and options to purchase 2,500 shares at $1.15 per share. Mr. Schechter’s address is c/o Chlopak, Leonard, Schechter and Associates, 1850 M Street, N.W., Suite 550, Washington, D.C. 20036.
(12)	Includes options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share and options to purchase 7,500 shares at $1.15 per share. Mr. Pierce’s address is c/o SBI Services, Inc., 2625 E. Cottonwood Pkwy, Ste. 480, Salt Lake City, UT 84042.
(13)	Based on Schedule 13G filings with the SEC. Ian Ellis’ address is c/o MicroCapital LLC, 410 Jessie Street, Suite 1002, San Francisco, CA 94103.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (the Revised 1997 Stock Option Plan)	970,731	$10.56	591,903

Equity compensation plans not approved by security holders (Agreements outside the 1997 Option Plan)	68,337	$47.27	-0-

Total	1,039,068

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LCO Properties Sublease

On December 1, 1999, the Company, as sublessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as lessor. LCO Properties, Inc. is affiliated with LCO, a major shareholder of the Company. The Sublease covers approximately 4,821 square feet of space located in New York City for one of the Company’s teeth whitening Centers. The term of the sublease is ten years with initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the primary lease for the property between LCO Properties, Inc. and its lessor.

EVL Lease Agreement

The Company was party to an equipment lease in the amount of $15 million with Excimer Vision Leasing L.P. (“EVL”), pursuant to which the Company leased 3,000 BS3000 whitening devices. Under the terms of the lease, the Company paid (i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices. Rental expense related to variable rent were $1.8 million, $2.22 million, $2.22 million and $2.15 million for 2005, 2004, 2003 and 2002, respectively. In December 2003, the lease agreement was amended to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. In August 2004, the lease agreement was further amended to provide that the total rents deferred under the November 2003 lease amendment would be deferred further and due as follows: $1.0 million on February 15, 2005, $1.0 on February 15, 2006; and the remaining balance on February 15, 2007. In February 2005, the Company paid EVL $1.0 million of deferred fees per the amended terms of the lease, leaving approximately $1.8 million to be paid by February 2007. On July 12, 2005, the Company and EVL again amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL would sell to BriteSmile each leased device remaining under the lease at a price of $1 per device and the term of the lease would end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease. The balance due pursuant to the July 2005 amendment was paid in full in March 2006. The forgiveness of debt was recorded as a capital contribution in the amount of $225,000 in 2005. Mr. Pilaro, the Company’s Chairman, serves as Chairman of EVL, and an affiliate of LCO which has an ownership position in EVL.

CAP America Trust Center Loan

In May 2003, the Company borrowed $2.5 million from CAP America Trust, of which $0.8 million was available for working capital expenditures and $1.7 million was available for specific revenue generating initiatives to be agreed and defined by the Company and CAP America Trust. The Company drew down $1.6 million under this loan as of December 25, 2005, and had $900,000 available for working capital needs and revenue generating initiatives. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. CAP, identified above, is a co-trustee of CAP America Trust. The balance was paid in full in March 2006.

December 2004 Convertible Notes, Warrants and Additional Investment Rights

In December 2004, the Company issued $12 million in Notes, and related Warrants and Rights to six investors. Among the investors, LCO purchased $1.0 million of the Notes, Warrants and Rights. The Notes were repayable in 36 equal monthly installments commencing in June 2006, and bore interest at an annual rate equal to the greater of 5% or six-month LIBOR as of 2 business days prior to the start of each quarterly interest period plus 3% with a maximum interest rate of 8% per annum. Principal and interest on the Notes were payable, at the option of the Company, in cash or shares of the Company’s common stock, subject to certain limitations. The Notes were convertible into shares of the Company’s common stock at a per share conversion price of $7.61. The Warrants had a term of five years and an exercise price of $7.61 per share. The Notes were paid in full at the principal amount of $12.0 million, plus accrued interest, and the Warrants were canceled, in March 2006.

Housing Allowance for Dr. Feneley

Since May 2004, Cap provided a housing allowance to Dr. Feneley. The sum of the payments in 2005 and 2004 was $70,800 and $67,000, respectively, and was recorded by the Company as an expense and an increase to Additional Paid-in Capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees for Fiscal 2004 and 2005

On August 10, 2005, the Company engaged Stonefield Josephson as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2005, and to perform procedures related to the statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended June 25, 2005. Prior to July 18, 2005, the Company’s independent public accounting firm had been Deloitte & Touche LLP.

Aggregate fees billed to the Company and its subsidiaries for 2005 and 2004 by the Stonefield Josephson and Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, are as follows:

	Aggregate Amount Billed by Stonefield Josephson			Aggregate Amount Billed by Deloitte & Touch LLP
	2005		2004	2005	2004
Audit Fees	$49,405		—	$227,701	$333,899
Audit-Related Fees	—		—	—	—
Tax Fees (1)	—		—	$115,327	$137,225
All Other Fees	$3,000	(2)	—	—	$42,510

(1)	Includes fees billed by Deloitte & Touch LLP for tax advice and tax return assistance in 2004 and 2005.
(2)	Represents fees paid for engagement related expenses.

The Audit Committee has considered and determined that the performance of the non-audit services noted in the foregoing table is compatible with maintaining Stonefield Josephson’s independence. Prior to the performance of any services, the Audit Committee approves all audit and non-audit related services to be provided by the Company’s independent auditor and the fees to be paid therefore. Although the Sarbanes-Oxley Act of 2002 permits the Audit Committee to pre-approve some types or categories of services to be provided by the auditors, it is the current practice of the Audit Committee to specifically approve all services provided by the auditors in advance, rather than to pre-approve, generally, any type of service.

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

BriteSmile, Inc.

By:	/s/ Julian Feneley
Julian Feneley President (Principal Executive Officer)

Date:	April 28, 2006

By:	/s/ Ken Czaja
Ken Czaja EVP, Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 28, 2006