Form 10-Q
period 2006-04-01
BRITESMILE INC
filed 2006-05-23
CIK 866734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The Company had 10,549,130 shares of common stock outstanding at May 12, 2006.

BRITESMILE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRITESMILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	April 1, 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,303	$5,504
Assets held for sale	7,559	19,213
Prepaid expenses and other	373	750

Total current assets	17,235	25,467

Property and equipment, net	521	629
Investments, restricted as to use	12,463	1,466
Other assets	48	280

TOTAL ASSETS	$30,267	$27,842

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,024	$3,598
Accrued liabilities	12,662	7,527
Accrual for Center closures	400	403
Liabilities held for sale	3,637	4,678
Accrued interest due to a related party	—	264
Long-term debt with related party – current portion	—	6,024
Convertible debt – current portion	—	6,828
Convertible debt with a related party – current portion	—	621
Financial instruments related to convertible debt – current portion	—	9
Capital lease obligations with related parties – current portion	—	73

Total current liabilities	20,723	30,025

LONG TERM LIABILITIES:
Accrual for Center closures	190	242
Other long-term liabilities	26	26

Total long-term liabilities	216	268

Total liabilities	20,939	30,293

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized; 10,549,130 shares issued and outstanding	38	38
Preferred Stock, no par value; 5,000,000 shares authorized and non issued or outstanding	—	—
Additional paid-in capital	173,437	173,340
Accumulated deficit	(164,147)	(175,829)

Total shareholders’ equity (deficit)	9,328	(2,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$30,267	$27,842

See notes to condensed consolidated financial statements.

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share data)

	13 Weeks Ended April 1, 2006	13 Weeks Ended March 26, 2005

REVENUES	$—	$—
OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	—	—
Selling, general and administrative expenses	2,458	2,591
Research and development expenses	45	75
Depreciation and amortization	107	210

Total operating costs and expenses	2,610	2,876

Loss from operations	(2,610)	(2,876)

OTHER INCOME AND EXPENSES:
Gain on mark-to-market of financial instruments related to convertible debt	—	2,730
Amortization of discount on convertible note	(530)	(637)
Loss on early extinguishment of debt	(5,039)	—
Other expense, net	(964)	(208)

Loss from continuing operations before income tax provision	(9,143)	(991)
INCOME TAX	35	96

Net loss from continuing operations	(9,178)	(1,087)

Discontinued Operations:
Gain (loss) from discontinued operations, net of tax (2006 including gain from sale of business $14,664 and gain from lawsuit settlement, $5,202, net of tax.)	20,860	(2,103)

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,682	$(3,190)

NET LOSS PER SHARE - BASIC AND DILUTED:
Basic and diluted net gain/(loss) per common share from continuing operations	$(0.87)	$(0.10)

Basic and diluted net gain/(loss) per common share from discontinued operations	$1.98	$(0.20)

Basic and diluted net gain/(loss) per common share	$1.11	$(0.30)

Weighted average shares – basic	10,549,130	10,491,815

Weighted average shares – diluted	10,555,130	10,491,815

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
($ in thousands, except share data)

	13 Weeks Ended April 1, 2006	13 Weeks Ended March 26, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,178)	$(1,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	54
Loss on disposal of property and equipment	64	—
Non-cash compensation expense	75	—
Amortization of discount of debt	530	637
Gain on mark-to-market of financial instruments related to convertible debt	—	(2,730)
Non-cash compensation for restricted stock	—	693
Non-cash early extinguishment of debt	5,039	—
Expense paid by related party	20	—
Other	(1)	9
Change in assets and liabilities, net	2,471	(386)
Net cash provided by (used) in operating activities – discontinued operations	7,842	(665)

Net cash provided by (used in) operating activities	6,969	(3,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets held for sale - Associated Center business	26,824	—
Cash restricted as to use	(10,992)	427
Proceeds from selling investment	122	0
Purchase of property and equipment	—	(3)
Net cash used in investing activities – discontinued operations	—	(955)

Net cash provided by (used in) investing activities	15,954	(531)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(73)	(1,001)
Payments on debt	(19,051)	—
Proceeds from exercise of stock options	—	75

Net cash used in financing activities	(19,124)	(926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,799	(4,932)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,504	18,880

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,303	$13,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$41	$78

Cash paid for interest	$546	$898

See notes to condensed consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
April 1, 2006

1.       Description of Business and Basis of Presentation

Description of Business and Basis of Presentation

          BriteSmile, Inc., a Utah corporation (“BriteSmile” or the “Company”), and its affiliates market and sell advanced teeth whitening products and services through 17 Professional Teeth Whitening Centers (“Centers”). Prior to March 13, 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). The Company’s business is focused on one industry segment, products and procedures to whiten teeth.

          On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) dated January 13, 2006 between the Company and Dental Spas.   A copy of the Purchase Agreement was filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006.

          On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities, and the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

          As of the close of the first fiscal quarter on April 1, 2006, the Company expected to close the deal to sell the Centers business to Dental Spas within the second fiscal quarter.  It was during the second quarter that the Company terminated the Purchase Agreement.  Therefore, these financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the results of operations for the Centers and the Associated Centers for all periods presented have been reflected as discontinued operations. All assets and liabilities related to discontinued operations are classified as held for sale for all reporting periods presented. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity.

Going Concern

          To date, the Company has yet to achieve profitability. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. At April 1, 2006, the Company had $9.3 million in unrestricted cash. The Company’s outstanding long-term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from certain debt holders of the Company.  While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business in the remaining portion of 2006, the Company can not guarantee that it will become profitable.  In addition, a legal ruling recently restricted the use of $6.5 million of the Company’s cash in connection with the litigation with Mayer, Brown, Rowe & Maw LLP.  This amount is included in “Investments, restricted as to use” on the balance sheet.   Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile, Inc. litigation, if and when the $6.5 million restriction from the Mayer, Brown litigation is eliminated.  The Mayer Brown cash restriction,  and any other further cash restriction could  have a significant adverse impact on the Company’s ability to fund operations in the near term. Due to the uncertainty of the outcome of legal claims against the Company, the Company is not certain that its cash will be sufficient to maintain operations at least through the next twelve months.

          While the financial results and statements have been presented assuming discontinuance of operations consistent with FAS 144 impairment analysis, the Company expects to operate the Centers business following the termination of the Purchase Agreement with Dental Spas in May 2006.  There can be no assurance that BriteSmile can become profitable in its operation of the Centers. If it cannot become profitable, and without additional financing, which the Company might not be able to secure, BriteSmile may not have sufficient funds to support its operating requirements for the next twelve months. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. Accordingly, BriteSmile management believes that these factors raise doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13 weeks ended April 1, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006.

Recent Accounting Pronouncements

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

2.       Stock Based Compensation

          Through the end of fiscal 2005, the Company measured compensation expense for stock-based incentive programs utilizing the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair value of the stock when the option was granted.  Effective January 1, 2006, we adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite vesting period has not been completed that are outstanding as of January 1, 2006 will be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

          In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 of the Company’s common stock shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.

          For the thirteen week period ended April 1, 2006, the company recognized compensation costs of  $75,000 as a result of the adoption of SFAS 123R.

          The following table represents stock option activity for the first quarter ended April 1, 2006:

	Number of Shares	Wtd-Average Exercise Price

Outstanding options at beginning of period	1,039,068	$12.91
Granted	40,000	$1.15
Exercised	0
Forfeited	71,777	$30.68
Outstanding options at the end of the period	1,007,291	$11.24
Exercisable options at the end of the period	816,758	$12.42

          We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions:

	Thirteen Weeks Ended

	April 1, 2006	March 26, 2005

Risk-free interest rate	4.37%	4.30%
Expected life of options (in years)	2.66	4.66
Expected volatility	121%	65%
Expected dividend yield	—	—
Forfeiture rate per year	27%	None

          The assumptions above are based on multiple factors, including historical exercise patterns of employees. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical run-rate. Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

          FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates. Based on our historical experience of options cancelled prior to vesting, we have assumed an average annualized forfeiture rate of 27% over the next three years for all grants. In the Company’s pro-forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

          Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of FAS 123, the Company would have recorded additional compensation expense and its net loss and loss per share would have been reduced to the pro forma amounts presented in the following table:

Thirteen Weeks Ended March 26, 2005

Reported net loss	$(3,190)
Compensation expense for stock options	(582)

Pro forma net loss	$(3,772)

Pro-Forma Net loss per share — basic and diluted:	$(0.36)

          Total compensation cost for share-based payment arrangements recognized in income for the thirteen-week period ended April 1, 2006 was approximately $75,000. We did not recognize any tax benefit related to these share-based arrangements as we are have been in a loss position historically and have a full valuation allowance against our tax benefits.

3.       Income/Loss Per Common Share

          Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding.  Diluted net income/loss per share for the thirteen weeks ended April 1, 2006 reflects the impact of 6000 options in addition to the number of outstanding shares.  Stock options totaling 1,922,702 shares and warrants totaling 1,189,963 shares and convertible notes payable have been excluded from the calculation of net loss per share for the 13 week period ended March 26, 2005 as their effect is anti-dilutive.

4.       Discontinued Operations

          During 2005, the Company’s Board of Directors took various actions to evaluate the long-term prospects for continuing to operate the Company’s Associated Centers and Centers. These actions led to the hiring of an investment bank who identified potential buyers for these two operations. In mid-2005, the Board of Directors and management had committed to seek potential buyers of both the Associated Centers and the Centers. This search had identified buyers where a deal appeared probable with in the next twelve months and the operations were ready for immediate sale. Therefore, the operations of the Associated Centers and the Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

          On May 1, 2006, the Company gave notice to Dental Spas that the Company was exercising its right to terminate Purchase Agreement between the Company and Dental Spas.  Pursuant to the Purchase Agreement, Dental Spas agreed to purchase the Company’s Centers.  Through the Centers business, teeth whitening procedures are performed using the Company’s whitening technology in 17 Centers throughout the United States.  In addition, the sale was to include the Company’s business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels.  The purchase price was approximately $20 million, plus the assumption of certain continuing obligations of the Company relating to its Centers business.  A copy of the Purchase Agreement was filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006.

          On March 13, 2006, the Sellers completed an asset sale with Discus, whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities and settled our litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

          The assets sold to Discus include certain of our intangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Spa Business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus.

          As of the close of the first fiscal quarter on April 1, 2006, the Company expected to close the deal to sell the Centers business to Dental Spas within the second fiscal quarter.  It was during the second quarter that the Company terminated the Purchase Agreement.  Therefore, these financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Centers and the Associated Centers for all periods presented have been reflected as discontinued operations. All assets and liabilities related to discontinued operations are classified as held for sale for all reporting periods presented. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity.

          Revenues from total discontinued operations for the thirteen week periods ended April 1, 2006 and March 26, 2005 were $9.1 million and $9.9 million, respectively.  Excluding the impact of the gains on the sale of the Associated Centers business and the settlement of the lawsuit, pre-tax income (loss) from total discontinued operations for the thirteen week periods ended April 1, 2006 and March 26, 2005 were $1.0 million and $(2.3) million, respectively. This equates to net income of $0.09 per share and a net loss of  $(0.22) per share, respectively, on both a basic and diluted basis. Furthermore, the revenue related to only the sold Associated Center business was $3.0 million and $4.6 million for the first quarter of 2006 and 2005 respectively, while the pre-tax loss related to only the sold Associated Centers business was $(0.3) million and $(2.4) million for the first quarter of 2006 and 2005, respectively.

          Assets and liabilities of the discontinued operations are as follows (in thousands):

	April 1, 2006	December 31, 2005

Assets held for sale:
Cash	$14	$14
Accounts receivable, net of reserves of $245 and $269, respectively	727	1,592
Inventories	605	916
Prepaid expense and other	98	629
Property and equipment	5,245	9,621
Intangibles	—	4,839
Other assets	870	1,602

	$7,559	$19,213
Liabilities held for sale:
Accounts payable	$—	$97
Accrued liabilities	37	6
Gift certificates and prepaid appointments	1,017	1,295
Deferred revenue	1,199	1,940
Other long term liabilities	1,384	1,340

	$3,637	$4,678

          The intangibles reflected in assets related to discontinued operations related to the 2003 acquisition of intellectual property from a related party, the value of which was capitalized at cost, with specific costs allocated to key components based on a ratio of fair value per key components over total fair value (as valued by a third-party valuation firm). The purchase price was $6.4 million and is being amortized over a weighted average period of 9.82 years using the straight-line method of accounting. The intangible assets consist of purchased technology and a capitalized consulting agreement. The intangibles are not reflected on the April 1, 2006 balance sheet as they were sold to Discus on March 13, 2006.

          During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and was being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). This deferred contract cost is not reflected on the April 1, 2006 balance sheet due to the sale of the Associated Center business to Discus on March 13, 2006.

          During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products),” the associated revenue and cost of the Magic Mirrors provided to customers were capitalized and were being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandoned the contract or failed to order any procedures for six months, the remaining capitalized cost of the Magic Mirror was written off. For this reason, the Company recorded a $147,000 impairment charge in the second quarter of 2005. At December 31, 2005 the capitalized amount included in “assets held for sale” on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers. Deferred Magic Mirror cost is not reflected on the April 1, 2006 balance sheet as it was sold to Discus on March 13, 2006.

          Related to the sale of the Associated Centers business to Discus, the Company classified $4.5 million of the gross proceeds from the sale as restricted cash (shown in “investments, restricted as to use” on the balance sheet), since the these funds are held in escrow for up to 15 months.

5.       Debt

          The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt, capital leases and accrued interest.  Prior to the pay off, the Company’s note payable to LCO and its convertible debt had unamortized discounts totaling $5.0 million.  The Company had been amortizing these discounts over the life of the debt instrument.  Concurrent with the debt pay off, the Company recorded a loss on the early extinguishment of debt to record the unamortized discount in the statement of operations.

          Prior to March 2006, the Company had certain financial instruments related to its convertible debt.  The estimated fair value amounts were determined using appropriate market information and valuation methodologies.  In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company’s historical valuation techniques.  The value of the Financial Instruments Related to Convertible Debt – Conversion Feature was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement.  In addition, all noteholder warrants related to this debt have been cancelled upon the payoff of the notes in March 2006.

6.       Related Party Payments

          The following table summarizes the amounts paid to related parties in the first quarter of 2006:

			Amount Paid in 2006

Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges and order fulfillment services	$952,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	123,000
LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	3,306,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	1,582,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	2,867,000

7.       Legal Proceedings

          The Company is the subject of certain legal actions.  Management believes that it has accrued the appropriate amount of liability for actions against the Company.  However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”).  This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus in July 2002, and added Salim Nathoo (“Nathoo”) as a defendant in February 2003. As subsequently amended, the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628, misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleged that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company.  Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for tortuous interference, unfair competition and product disparagement.

          On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent litigation and litigation described in the following two paragraphs for $8.7 million.

BriteSmile Development, Inc. v. Discus Dental, Inc.  BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California.  The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005.  This case was dismissed in March 2006, as described above.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The Complaint sought damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.  This case was dismissed in March 2006, as described above.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint asserts $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

          On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximate $6.5 million that is currently subject to the writ of attachment issued in the Mayer Brown litigation, as described below.

          The Company disputes liability and will continue to vigorously defend against this claim.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company (“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.

          In February 2004, the defendants filed counterclaims asserting that P&G literally infringed one of the patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips and that P&G actively induced infringement of the patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale.

          On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. The Company is currently in negotiation with parties entitled to shares in the settlement proceeds to finalize the distribution of the settlement among the parties. As of April 1, 2006, the Company had not recorded any gain or cash for this settlement payment, pending finalization of the negotiation of the settlement distribution.

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

          On May 10, 2006, the Superior Court for the State of California, County of San Francisco, denied Coccari’s application for an ex parte right to attach order and order for issuance of a writ of attachment with respect to $1.7 million of the Company’s cash.

          An arbitrator has been appointed for the case. At an arbitration management conference held in March 2006, the parties agreed on a discovery schedule and tentatively scheduled a hearing for February 2007.

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

          In May 2006, the Company and the Plaintiff agreed in principle to settle the litigation proceedings upon payment by the Company of $5,000 to the Plaintiff, and are currently awaiting final settlement documentation.

Green River Junction v. BriteSmile. In or about November 2005, Green River Junction, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania seeking to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

          In May 2006, the parties entered into a settlement agreement, whereby BriteSmile would pay Green River Junction $60,000 plus royalties on future revenues received from the QVC network by the Company.  This litigation between the Company and Green River Junction, Inc. has now been dismissed.

BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. On March 9, 2006, the Company filed a complaint against Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery in Utah state court. In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

          On or about May 5, 2006, the parties agreed to settle the litigation proceedings upon defendants’ agreement to sign assignment documents satisfactory to the Company, and have filed a joint motion and stipulation to dismiss the litigation between the Company and the defendants.

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

          Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed MBR&M’s application for a right to attach order, a writ of attachment, and a temporary protective order. The Company has not filed a pleading responding to the Complaint.

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

          On April 19, 2006, the Court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from the sale of the Associated Centers business.

          BriteSmile denies the allegations of the complaint and intends to continue defending these claims vigorously. As of April 1, 2006, the Company had approximately $3.0 million accrued for the liability related to the contingency legal fees owed to MBR&M based on the settlement of the lawsuit with Discus valued at $8.7 million. However, the actual amount that the Company may be obligated to pay could be higher or lower based on the final resolution of the claim.

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

8.       Subsequent Events

          On May 1, 2006, the Company gave notice to Dental Spas that the Company was exercising its right to terminate the Purchase Agreement between the Company and Dental Spas.

          On May 1, 2006, the Company announced that John Reed, a current director of the Company, was appointed Chief Executive Officer of the Company effective immediately.  Mr. Reed previously served as the Company’s Chief Executive Officer from June 1999 to April 2004.  The Company also announced that its President, Dr. Julian Feneley, will leave the Company on June 1, 2006 to pursue other opportunities.  Dr. Feneley will continue to serve as a director of the Company.

          Related to the downsizing of the Company as a result of the sale of the Associated Centers business, several senior employees, including the executive vice presidents of Marketing and Center Operations, the General Counsel, and the vice president of Distribution Operations left the Company during the second quarter of 2006.  The Company is currently evaluating its organizational structure and personnel needs going forward to support the Centers business.

          In April 2006, the Company signed a lease termination agreement with the landlord of its Walnut Creek, California corporate offices whereby the Company will pay the landlord $740,000 in exchange for terminating the lease.  The Company will record a charge in the second quarter of 2006 equal to the pay out amount and will fully pay the landlord by July 1, 2006. Subsequently, the Company negotiated a month-to-month lease, at a substantial cost reduction, which provides adequate space for the continuing operation of the Centers business.

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

          BriteSmile, Inc., and its affiliates market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company previously also offered its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

          On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) dated January 13, 2006 between the Company and Dental Spas.

          On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities, and the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

          As of the close of the first fiscal quarter on April 1, 2006, the Company expected to close the deal to sell the Centers business to Dental Spas within the second fiscal quarter.  It was during the second quarter that the Company terminated the Purchase Agreement.  Therefore, these financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Centers and the Associated Centers for all periods presented have been reflected as discontinued operations. All assets and liabilities related to discontinued operations are classified as held for sale for all reporting periods presented. The continuing operations in the financial statements consist of operating expenses incurred in operating the corporate entity.

          The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s 17 Centers in 11 metropolitan areas in the US. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

          Management of the Company focuses on optimizing the productivity of the existing base of LATW systems, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue. The marketing initiatives of the Company are usually constructed and monitored in such a way that management can determine their impact on revenue generation.

          In addition, management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and equipment lease expenses, employee salaries and marketing expenses.

Critical Accounting Policies And Estimates

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

          BriteSmile’s policy was to not accept any return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

          Beginning in the third quarter of 2004, BriteSmile introduced the Smile Forever program. Under various versions of the program, Center customers can pay an additional fee for the right to receive touch-up procedures over a one- or two-year period. The revenue associated with this program is deferred and recognized in product sales over the specific maintenance period.

     Deferred Contract Costs

          During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and was being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The unamortized balance of $268,000 is included in “assets held for sale” on the balance sheet at December 31, 2005 and is not reflected on the April 1, 2006 balance sheet as this deferred contract cost was written-off upon the sale of the Associated Centers business to Discus in March 2006.

          During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products),” the associated revenue and cost of the Magic Mirrors provided to customers were capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandoned the contract or failed to order any procedures for six months, the remaining capitalized cost of the Magic Mirror was written off. At December 31, 2005, the capitalized amount included in “assets held for sale” on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers. Deferred Magic Mirror cost is not reflected on the April 1, 2006 balance sheet as it was written-off upon the sale of the Associated Centers business to Discus in March 2006.

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

     Property, Equipment and Improvements

          BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist.  No material impairment charge was recorded in either the thirteen week period ended April 1, 2006 or March 26, 2005.

     Valuation of Financial Instruments Related to Convertible Debt

          In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that was to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt was convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also had an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together are the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

          In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option has been recorded as a long-term liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

          The total mark to market adjustments resulted in a gain of $2.7 million for the 13 week re-measurement period March 26, 2005.  There was no gain in the period ended April 1, 2006 as the debt was paid off prior to the balance sheet date.

          The discount on the Convertible Debt was being amortized to interest expense over the life of the Convertible Debt using the effective yield method. The Convertible Debt accrued interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest was payable quarterly in arrears.

          The convertible debt was paid in full at the principal amount of $12.0 million, plus accrued interest, in March 2006, and all noteholder warrants related to this debt were cancelled at that time. The remaining unamortized discount was $4.6 million as of December 31, 2005, and was $4.1 million on March 13, 2006, the day the convertible debt was paid off, which was written off at the time of debt repayment as a loss on the early extinguishment of debt in the condensed consolidated statement of operations for the thirteen-week period ended April 1, 2006.

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

          The Boca Raton Center was closed in 2005; however, no expense was recorded related to the closure in 2005.   The Company recorded an adjustment of $26,000 to decrease the Center closure reserve in the first quarter of 2006.

     Sales Tax Liability

          Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $2.4 million as of April 1, 2006 and December 31, 2005 for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the Securities and Exchange Commission, (the “SEC”), are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under “Item 1A. Risk Factors”.

Results of Operations

          The following are explanations of significant changes for the thirteen week period ended April 1, 2006 compared to the thirteen week period ended March 26, 2005:

          Selling, General and Administrative Expenses decreased 5% from $2.6 million for 2005 to $2.5 million in 2006. The decrease was primarily due to lower employee costs as in 2005 the Company incurred $693,000 of non-cash compensation expense related to the hiring of the then CEO. This was partially offset by higher legal costs in 2006 due to various lawsuits against the Company (See Part II, Item 1 – Legal Proceedings), and the adoption of FAS 123R stock option accounting which resulted in a $75,000 charge to the first quarter 2006 financial results.

          Research and Development Expenses decreased from $75,000 for 2005 to $45,000 in 2006. The Company performed minimal research activities during its efforts to sell the Associated Centers and Centers businesses.

          Depreciation and Amortization expense decreased 49%, or $103,000, to $107,000 for 2006 compared to $210,000 for 2005, as a result of certain assets reaching the end of their depreciable lives.

          Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt is revalued and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As the Company’s stock price rises or falls in future periods, the Company records significant non-cash gains or losses to record the mark-to-market revaluation. The total mark-to-market adjustments at March 26, 2005 resulted in a gain of $2.7 million. No gain or loss occurred at April 1, 2006 as the convertible debt was paid off in full prior to quarter end.

          Amortization of discount on convertible debt.  The convertible debt issued in December 2004 was valued net of discount.  That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006.  For the thirteen week period ended April 1, 2006, the Company recorded $530,000 of amortization.  The unamortized debt discount remaining when the debt was paid off in March 2006 has been recorded as a loss on the early extinguishment of debt ($5.0 million).   For the thirteen week period ended March 26, 2005, the amortization of discount on convertible debt was $637,000.

          Other expense, net for 2005 was $964,000 and primarily consisted of fees connected with the failed sale of the Centers business of $870,000 and interest expense of $221,000 partially offset by interest income of $79,000 and other miscellaneous income.  The $208,000 of expense in 2005 was primarily due to interest expense related to the then outstanding debt.

          Discontinued operations for 2006 was a gain of $20.9 million as compared to a loss of $2.1 million in 2005. The gain in 2006 represents the operations of the Associated Centers from January 1, 2006 to March 13, 2006, the date of sale, the gain on the sale of the Associated Centers, the gain on the settlement of the Discus lawsuit, and the results of operations for the Centers business for the entire thirteen week period ended April 1, 2006.  Revenue decreased from $9.9 million in 2005 to $9.1 million in 2006 partially due to the fewer number of days the Company operated the Associated Centers in 2006 due to its sale on March 13, 2006. While we started lowering the price of the whitening procedure in the Centers from $600 (approximately $480 after discounts) to $399 in late March 2006, the impact on first quarter revenue was immaterial due to the late timing of the price change in the quarter and an offsetting increase in the sales volume as a result of the price reduction. Operating and occupancy costs decrease from $12.2 million in 2005 to $8.1 million in 2006 primarily due to lower marketing costs of $1.4 million and lower depreciation of $1.4 million as the Company recorded no depreciation in 2006 in accordance with the requirements of FAS 144.

Liquidity and Capital Resources

General

          The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At April 1, 2006, the Company had $9.3 million in cash. To date, the Company has yet to achieve profitability and it is not clear if the Company will become profitable in the future. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities.

          The Company made the following changes to its capital resources during the thirteen week period ended April 1, 2006:

•

The Company had debt of approximately $19 million outstanding as of December 31, 2005. This debt was fully paid in March 2006 from the proceeds of the sale of the Associated Centers business in March 2006 as was required by consents obtained from the debt holders related to the sale of the Associated Centers business.

          Proceeds received from the sale of the Associated Centers business on March 13, 2006 have been used or are planned to be used to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payment can be made for claims BriteSmile has agreed to indemnify Discus, ($3.5 million); to pay costs associated with the asset sale transaction, ($1.0 million); to establish a second escrow account to be used to reimburse expenses which may be incurred by Discus in connection with defending or asserting and prosecuting specified proceedings relating to some of the patent rights acquired by Discus, ($1.0 million); to pay outstanding legal bills related to the Discus patent litigation, ($3.8 million); to pay employee severance, ($1.0 million); to resolve certain outstanding sales tax issues related to the Associated Centers, ($1.3 million); and to pay potential income and other tax related to the Discus transaction, ($1.0 million). Any remaining proceeds will be used for working capital needs.

          While the financial results and statements have been presented assuming discontinuance of operations consistent with FAS 144 impairment analysis, the financial statements otherwise reflect a going concern basis of accounting.  While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business in the remaining portion of 2006, it is not certain that the Company will become profitable.   In addition, a legal ruling recently restricted the use of $6.5 million of the Company’s cash in connection with the on-going litigation with Mayer, Brown, Rowe & Maw LLP.  This amount is included in “Investments, restricted as to use” on the balance sheet.   Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile, Inc. litigation, if and when the $6.5 million restriction from the Mayer, Brown litigation is eliminated.  The Mayer Brown cash restriction and any other further cash restriction could have a significant adverse impact on the Company’s ability to fund operations in the near term. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company.  Our liquidity projections may improve or deteriorate depending on these changing conditions.

Cash Requirements

          During the last three years, the primary uses of cash were for funding of operations, purchases of property and equipment and, to a lesser degree, debt repayments. However, some of the proceeds realized from selling the Associated Centers business in March 2006 were used to pay all outstanding debt. Therefore, in the near term, the primary use of cash is expected to be to support the Centers business and related corporate overhead expenses as well as the liquidation of litigation, tax, employee and other liabilities.

          The Company has the following contractual obligations as of April 1, 2006:

	Payments Due By Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$17,393	$4,394	$11,098	$1,478	$423
Service Contracts	537	297	240	—	—

Total Contractual Cash Obligations	$17,930	$4,691	$11,338	$1,478	$423

In April 2006, the Company signed a lease termination agreement with the landlord of its Walnut Creek, California corporate offices whereby the Company will pay the landlord $740,000 in exchange for terminating the lease.  The Company will record a charge in the second quarter of 2006 equal to the pay out amount and will fully pay the landlord prior by July 1, 2006.  Subsequently, the Company negotiated a month-to-month lease, at a substantial cost reduction, which provides adequate space for the continuing operation of the Centers business.

Sources of Cash, Liquidity and Capital Resources

In the thirteen weeks ended April 1, 2006, net cash provided by operations was $7.0 million.  This amount includes 7.8 million that was generated by the discontinued operations.

Cash provided in investing activities of $16.0 million is primarily due to the sale of the Associated Centers business in March 2006.  The Company had no capital expenditures in 2006.

Net cash used in financing activities was $19.1 million for the thirteen weeks ended April 1, 2006.  This entire amount was due to the Company paying off all of its outstanding debt including the capital leases.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in our exposure to Market Risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

          Company management is aware of certain deficiencies in the design or operation of the Company’s disclosure controls and internal accounting controls.

          In connection with its audit of the Company’s 2004 financial statements, Deloitte & Touche LLP, the Company’s former independent registered public accounting firm reported that (1) inadequacies in the design and execution of the Company’s internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constituted material weaknesses in the Company’s internal control structure for the year ended December 31, 2004. During 2005, the Company addressed these inadequacies with a focused effort to improve its controls and reporting processes. These efforts included, among other actions, the engagement of outside consultants to identify solutions to control weaknesses and implement corrective actions, clear assignment of account responsibilities among the finance staff, more disciplined deployment of accounting close activities and requirements, along with additional oversight and review of accounting entries by finance management. As a result of these efforts, there has been improvement in the internal controls and reporting processes. In the course of the  2005 audit, there were relatively few adjusting entries required to finalize the Company’s financial statements. The Company believes that all required adjustments have been made and are properly incorporated in the reported results of the Company for the year ended 2005. These efforts have continued during the thirteen week period ended April 1, 2006 and the Company believes that all required adjustments have been made and are properly incorporated in the reported results of the Company for the period then ended.

          The Company’s management, with the participation of its Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. However, since the Company decided to sell its operations last year, there has been a significant amount of its finance resources shifted to the sale of its businesses, with less emphasis on continued future process improvements. As a result of the decision to sell its operations, there has also been a significant amount of turnover among the finance staff. As a result of these factors, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the period covered by this report.

          The Company plans to make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting during the remainder of 2006 with a goal of addressing any remaining deficiencies.

          There were no significant changes in our internal controls during our last fiscal quarter, other than those referenced above that have materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          The Company is the subject of certain legal actions.  Management believes that it has accrued the appropriate amount of liability for actions against the Company.  However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BriteSmile’s strategies related to these legal actions.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”).  This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus in July 2002, and added Salim Nathoo (“Nathoo”) as a defendant in February 2003. As subsequently amended, the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628, misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleged that Nathoo and Discus conspired to misappropriate BriteSmile’s trade secrets in violation of Nathoo’s contractual obligations to the Company.  Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for tortuous interference, unfair competition and product disparagement.

          On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent Litigation and litigation described in the following two paragraphs for $8.7 million.

BriteSmile Development, Inc. v. Discus Dental, Inc.  BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California.  The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005. This case was dismissed in March 2006, as described above.

BriteSmile v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. The Complaint sought damages for loss of business, punitive damages, injunctive relief, and costs of suit. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.  This case was dismissed in March 2006, as described above.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint asserts $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

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

          On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximately $6.5 million that is currently subject to the writ of attachment issued in the Mayer Brown litigation, as described below.

          The Company disputes liability and will continue to vigorously defend against this claim.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company (“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BriteSmile Development, Inc. on May 9, 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.

          In February 2004, the defendants filed counterclaims asserting that P&G literally infringed one of the Patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips and that P&G actively induced infringement of the Patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips products to others for resale.

          On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. The company is currently in negotiation with other parties entitled to shares in the settlement proceeds to finalize the distribution of the settlement among the parties. As of April 1, 2006, the Company had not recorded any gain or cash for this settlement payment, pending finalization of the negotiation of the settlement distribution.

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

          On May 10, 2006, the Superior Court for the State of California, County of San Francisco, denied Coccari’s application for an ex parte right to attach order and order for issuance of a writ of attachment with respect to $1.7 million of the Company’s cash.

          An arbitrator has been appointed for the case. At an arbitration management conference held in March 2006, the parties agreed on a discovery schedule and tentatively scheduled a hearing for February 2007.

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

          In May 2006, the Company and the Plaintiff agreed in principle to settle the litigation proceedings upon payment by the Company of $5,000 to the Plaintiff, and are currently awaiting final settlement documentation.

Green River Junction v. BriteSmile. In or about November 2005, Green River Junction, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania seeking to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

          In May 2006, the parties entered into a settlement agreement, whereby BriteSmile would pay Green River Junction $60,000 plus royalties on future revenues received from the QVC network by the Company.  This litigation between the Company and Green River Junction, Inc. has now been dismissed.

BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. On March 9, 2006, the Company filed a complaint against Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery in Utah state court. In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

          On or about May 5, 2006, the parties agreed to settle the litigation proceedings upon defendants’ agreement to sign assignment documents satisfactory to the Company, and have filed a joint motion and stipulation to dismiss the litigation between the Company and the defendants.

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

          Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed MBR&M’s application for a right to attach order, a writ of attachment, and a temporary protective order. The Company has not filed a pleading responding to the Complaint.

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

          On April 19, 2006, the Court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from the sale of the Associated Centers business.

          BriteSmile denies the allegations of the complaint and intends to continue defending these claims vigorously. As of April 1, 2006, the Company had approximately $3.0 million accrued for the liability related to the contingency legal fees owed to MBR&M based on the settlement of the lawsuit with Discus valued at $8.7 million. However, the actual amount that we may be obligated to pay could be higher or lower based on the final resolution of the claim.

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

ITEM 1A.	RISK FACTORS

Forward-looking Statements and Risk Factors

          The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The following risks could materially adversely affect our business, financial condition, operating results and cash flows.

The Asset Purchase Agreement with Discus exposes us to contingent liabilities.

          In connection with the sale of our Associated Center business to Discus, we agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or VAT tax obligations. A breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to distribute cash to shareholders upon a liquidation or our ability to acquire a new operating business.  An escrow account was established for $3.5 million from the Associated Centers’ sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid.

Our ability to utilize our net operating loss carryforward may be limited or eliminated in its entirety.

          We will recognize gains for federal income tax purposes on the sale of the assets in the sale of our Associated Centers business. We have a substantial net operating loss carryforward that we plan to use to offset our federal tax liability to the extent allowable, other than alternative minimum tax, generated from the sale of our Associated Centers business. Based on the final determination of the purchase price allocation of the Associated Centers business, we may be subject to additional tax in the Republic of Ireland above the federal income tax. If our net operating loss carryforward is found to be subject to annual limitations, then our federal tax liability and available cash proceeds after the sale may be materially different and our financial position could be adversely affected. As of December 2005, we had net operating loss carryforwards of approximately $155 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (1) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (2) changes in our equity ownership occurring in the last three years and (3) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

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

          We received notice from The Nasdaq Stock Market informing us that our common stock would be subject to delisting from the Nasdaq SmallCap Market unless we provided a specific plan to achieve and sustain compliance with all listing requirements. We submitted to Nasdaq a plan to comply with the shareholders’ equity requirement, based upon the impact of the sale of our Associated Centers business on shareholders’ equity. However, we received a letter from The Nasdaq Stock Market on January 25, 2006, informing us that because we do not comply with the shareholders’ equity requirements of The Nasdaq Stock Market and we would no longer have an operating business following the sales of our Associated Centers and Centers businesses, our common stock would be delisted from the Nasdaq SmallCap Market at the opening of business on February 3, 2006. We appealed Nasdaq’s decision to delist our common stock to a Nasdaq Listing Qualification Panel. On March 9, 2006, representatives of BriteSmile attended an oral hearing before the Nasdaq Listing Qualifications Panel regarding our continued listing on The Nasdaq SmallCap Market. On March 17, 2006, we received notification of the Panel’s decision. The Panel granted our request for continued listing, subject to the conditions that (1) on or before May 15, 2006, we report in our Form 10-Q for the fiscal period ended April 1, 2006, actual stockholders’ equity at April 1, 2006 of at least $2.5 million, and (2) on May 15, 2006, or on the day of the closing of the sale of our Centers business, whichever is sooner, we provide the Panel a written update containing a definitive plan addressing resolution of our potential status as a public shell. In addition, we must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. If we are unable to meet these conditions, our common stock may be delisted from The Nasdaq Stock Market. If we were to be delisted, the Company would explore other listing alternatives such as the OTC Bulletin Board. We notified Nasdaq that we filed a Form 12b-25 with the Securities and Exchange Commission, which has the effect of permitting us to timely file our Form 10-Q for the fiscal period ended April 1, 2006 on or before May 22, 2006, and that we target the filing of our first quarter results by no later than May 26, 2006. We believe that after we file this Form 10-Q, we will have complied with the conditions set forth by the Panel, as we are reporting stockholders’ equity in this Form 10-Q of $9.3 million, and we have terminated the agreement to sell our Centers business and we currently intend to continue to operate our Centers business for the foreseeable future.

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

          For 2005, 2004 and 2003, we had a net loss of $17.8 million, $7.8 million and $14.6 million, respectively. As of December 31, 2005, our accumulated deficit was $175.8 million.  We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business.  We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past, and while our business currently consists of only our Centers business and not our Associated Center business, which we sold, we cannot guarantee that our business will be profitable.

Inflation

          Most of our products are purchased in finished form and packaged by the supplier. We anticipate usual inflationary increases in the price of our products and do not intend to pass these increases along to our customers. In general, we do not believe that inflation has had a material effect on our results of operations in recent years. However, there can be no assurance that our business will not be affected by inflation in the future.

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

          Our growth strategy includes investment in and expansion of Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand, and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities; however, additional funds may be needed in the future for continued expansion. We cannot give assurance that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

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

          We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers and strategic partners. In order to attract and retain these groups and respond to competitive pressures, we intend to continue advertising spending to create and maintain brand loyalty. However, as a result of the sale of our Associated Centers business, we intend to reduce spending on advertising. We do not yet know if the reduced advertising will result in a material reduction in revenues. We believe that advertising rates, and the cost of advertising campaigns in particular, could increase in the future. If our branding efforts are not successful, our results of operations could be adversely affected.

          Promotion and enhancement of the Company’s brand will also depend on our success in consistently providing a high-quality customer experience for our teeth whitening services and satisfaction with our products. If customers do not perceive our service and product offerings to be of high quality, or if we introduce new services and products that are not favorably received, the value of the Company’s brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of the Company, which could harm our reputation, reduce our net revenue and cause us to lose customers.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was no issuance of securities in the thirteen week period ended April 1, 2006.  There was no issuance of securities in 2005 except issuances associated with exercises of stock options and warrants. The Company registered shares in January 2005 related to the convertible debt financing which occurred in December 2004. The Securities and Exchange Commission declared the registration statement effective in February 2005.

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

10.42*	Letter Agreement between BriteSmile and Ken Czaja dated November 18, 2005 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BriteSmile and Julian Feneley dated November 21, 2005 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44

Asset Purchase Agreement among BriteSmile, BriteSmile International Limited, BriteSmile Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.45

Limited Liability Company Membership Interest Purchase Agreement between BriteSmile and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.46	Contribution Agreement between BriteSmile and BriteSmile Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John Reed	May 22, 2006

John Reed	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Ken Czaja	May 22, 2006

Ken Czaja	Date
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)