Form 10-Q
period 2006-07-01
BRITESMILE INC
filed 2006-08-21
CIK 866734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BriteSmile,Inc had 10,549,423 shares of common stock outstanding at July 1, 2006.

BRITESMILE, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRITESMILE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	July 1, 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,432	$5,518
Trade accounts receivable, net of allowances	709	113
Inventories	742	375
Assets held for sale	—	12,214
Prepaid expenses and other	503	1,159

Total current assets	7,386	19,379

Property and equipment, net	5,007	5,847
Cash, restricted as to use	12,250	1,466
Other assets	924	1,150

TOTAL ASSETS	$25,567	$27,842

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,449	$3,695
Accrued liabilities	10,904	7,533
Accrual for Center closures	189	403
Gift certificates and prepaid appointments	1,245	1,235
Smile Forever – deferred revenue	1,306	1,197
Liabilities held for sale	—	803
Accrued interest due to a related party	—	264
Long-term debt with related party - current portion	—	6,024
Convertible debt - current portion	—	6,828
Convertible debt with a related party – current portion	—	621
Financial instruments related to convertible debt – current portion	—	9
Capital lease obligations with related parties – current portion	—	73

Total current liabilities	15,093	28,685

LONG TERM LIABILITIES:
Accrual for Center closures	344	242
Other long-term liabilities	973	1,053
Smile Forever deferred revenue	549	313

Total long-term liabilities	1,866	1,608

Total liabilities	16,959	30,293

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 50,000,000 shares authorized; 10,549,423 shares issued and outstanding for July 1, 2006 10,549,130 shares issued and outstanding for December 31, 2005.	38	38
Preferred Stock, no par value; 5,000,000 shares authorized and none issued or outstanding	—	—
Additional paid-in capital	173,491	173,340
Accumulated deficit	(164,921)	(175,829)

Total shareholders’ equity (deficit)	8,608	(2,451)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$25,567	$27,842

See notes to condensed consolidated financial statements.

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share data)

	13 Weeks Ended July 1, 2006	13 Weeks Ended June 25, 2005	26 Weeks Ended July 1, 2006	26 Weeks Ended June 25, 2005

REVENUES
Center whitening fees, net	$6,430	$4,149	$10,943	$8,580
Product and other revenue	1,330	953	2,852	1,826

Total revenues, net	7,760	5,102	13,795	10,406
OPERATING COSTS AND EXPENSES:
Operating and occupancy costs	3,663	3,620	7,001	6,702
Selling, general and administrative expenses	5,477	3,975	9,374	7,926
Research and development expenses	45	74	90	341
Depreciation and amortization	714	591	821	1,161

Total operating costs and expenses	9,899	8,260	17,286	16,130

Loss from operations	(2,139)	(3,159)	(3,491)	(5,723)
OTHER INCOME AND EXPENSES:
Amortization of discount on debt	—	(663)	(530)	(1,300)
Loss on early extinguishment of debt	—	—	(5,039)	—
Gain (loss) on mark-to-market of financial instrument related to convertible debt	—	(99)	—	2,631
Gain on settlement of legal claim	1,257	—	1,257	—
Other income (expense), net	119	(517)	(845)	(725)

Loss from continuing operations before income tax	(763)	(4,438)	(8,648)	(5,118)
INCOME TAX	11	25	46	121

Net loss from continuing operations	(774)	(4,463)	(8,694)	(5,239)

Discontinued Operations:
Gain (loss) from discontinued operations, net of tax (26 weeks ended July 1, 2006 includes gain from sale of business, $14,664, and gain from lawsuit settlement, $5,202, net of tax)	—	(2,341)	19,602	(4,753)

Net Income (loss)	(774)	(6,804)	10,908	(9,992)

NET LOSS PER SHARE - BASIC AND DILUTED:
Basic and diluted net loss per common share from continuing operations	$(0.07)	$(0.42)	$(0.82)	$(0.50)

Basic and diluted net gain/(loss) per common share from discontinued operations	—	$(0.23)	$1.85	$(0.45)

Basic and diluted net gain/(loss) per common share	$(0.07)	$(0.65)	$1.03	$(0.95)

Weighted average shares – basic	10,549,423	10,548,621	10,549,277	10,519,416
Weighted average shares – diluted	10,549,423	10,548,621	10,558,949	10,519,416

BRITESMILE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
($ in thousands, except share data)

	26 Weeks Ended July 1, 2006	26 Weeks Ended June 25, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,694)	$(5,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821	1,161
Loss on disposal of Assets	109	306
Non-cash compensation expense	130	504
Impairment of deferred cost asset	—	212
Amortization of discount of debt	530	1,300
Gain on mark-to-market of financial instruments related to convertible debt	—	(2,631)
Non-cash early extinguishment of debt	5,038	—
Expenses paid by related party	20	50
Change in assets and liabilities net – continuing operations	(3,067)	1,215
Net cash provided by (used) in operating activities – discontinued operations	7,984	(1,703)

Net cash provided by (used in) operating activities	2,871	(4,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets held for sale - Associated Centers business	26,824	—
Cash restricted as to use/Other	(10,779)	579
Proceeds/(disbursement) from selling/(buying) investment	122	(256)
Purchase of property and equipment	—	(2,574)
Net cash used in investing activities-discontinued operations	—	(1,004)

Net cash provided by (used in) investing activities	16,167	(3,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(73)	(1,162)
Payments on debt	(19,051)	—
Proceeds from exercise of stock options	—	318

Net cash used in financing activities	(19,124)	(844)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86)	(8,924)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,518	18,880

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,432	$9,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$51	$78

Cash paid for interest	$546	$1138

See notes to condensed consolidated financial statements.

BRITESMILE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 1, 2006

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

          On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) dated January 13, 2006 between the Company and Dental Spas.   A copy of the Purchase Agreement was filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 19, 2006. The agreed closing conditions were not satisfied and pursuant to its terms, the Company terminated the Purchase Agreement.  The Board of Directors of the Company determined that it was in the best interests of the Company’s shareholders to terminate the Purchase Agreement with Dental Spas.

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

          Since the agreement to sell the Centers business was terminated during the second quarter ended July 1, 2006 and the Company decided to continue to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The results of operations for the Associated Centers business, which was sold in March 2006, for all periods presented in this report have been presented as discontinued operations. All assets and liabilities related to Associated Centers were classified as held for sale and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 26 weeks ended July 1, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006.

Going Concern

          To date, the Company has yet to achieve profitability for operations. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. At July 1, 2006, the Company had $5.4 million in unrestricted cash. The Company’s outstanding long-term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from certain debt holders of the Company.  While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from the operations of its Centers business in the remaining portion of 2006, the Company cannot guarantee that it will become profitable.  As of July 1, 2006, the Company had $12.3 million in restricted cash, includ ing $4.5 million held in escrow related to the sale of the Associated Centers business until June 2007. Also included in this restricted cash balance is $6.5 million as a result of a court writ of attachment in connection with the litigation with Mayer, Brown, Rowe & Maw LLP. (See Note 8).

The remaining restricted cash amount of $1.3 million is related to merchant banking reserve requirements and spa lease security requirements. This amount is included in “Cash, restricted as to use” on the balance sheet.   Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile Asia Pte, Inc. litigation (See note 7), if and when the $6.5 million writ of attachment from the Mayer Brown litigation is discharged or terminated.  The Mayer Brown cash restriction, and any other additional cash restriction, could have a significant adverse impact on the Company’s ability to fund operations in the near term. Due to the uncertainty of the outcome of legal claims against the Company, the Company is not certain that its unrestricted cash will be sufficient to maintain operations at least through the next twelve months.

          The Company expects to continue to operate its Centers business and has a goal to achieve profitability. If it cannot become profitable on a sustained basis, and without additional financing, which the Company might not be able to secure, BriteSmile may not have sufficient funds to support its operating requirements for the next twelve months. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. Accordingly, BriteSmile management believes that these factors raise doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions.

Recent Accounting Pronouncements

          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted.  The Company has evaluated the impact of the adoption of FASB No. 48, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

          For the 26-week period ended July 1, 2006, the company recognized compensation costs of  $130,165 as a result of the adoption of SFAS 123R.

          Based on current assumptions and option grants, the remaining value expected to be recognized as compensation cost in the future is approximately $300,000.

          The following table represents stock option activity for the second quarter ended July 1, 2006:

	Number of Shares	Wtd-Average Exercise Price

Outstanding options at beginning of period	1,007,291	$11.24
Granted	0	$0
Exercised	0	$0
Forfeited	171,500	$8.39
Outstanding options at the end of the period	836,291	$11.83
Exercisable options at the end of the period	775,392	$12.23

          We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions:

	13 Weeks Ended

	July 1, 2006	April 1, 2006

Risk-free interest rate	4.37%	4.37%
Expected life of options (in years)	2.66	2.66
Expected volatility	121%	121%
Expected dividend yield	—	—
Forfeiture rate per year	27%	27%

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

          Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of FAS 123, the Company would have recorded additional compensation expense and its net loss and loss per share would have been changed to the pro forma amounts presented in the following table:

13 Weeks Ended June 25, 2005

Reported net loss	$(6,804)

Compensation expense for stock options	(132)

Pro forma net loss	$(6,936)
Pro-Forma Net loss per share — basic and diluted:	$(0.66)

          Total compensation cost for share-based payment arrangements recognized in income for the 26-week period ended July 1, 2006 was $130,165.  We did not recognize any tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

3.       Income/Loss Per Common Share

          Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. For the 26-week period ended July 1, 2006, stock options and warrants totaling 9,672 shares have been included in the calculation of diluted net income per share, as their effect is dilutive. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

Period	Number of Option and Warrant Shares

13 Weeks Ended July 1, 2006	1,204,179
13 and 26 Weeks Ended June 25, 2005	2,914,747

4.       Discontinued Operations

          During 2005, the Company’s Board of Directors took various actions to evaluate the long-term prospects for continuing to operate the Company’s Associated Centers and Centers businesses.  In mid-2005, the Board of Directors and management had committed to seek potential buyers of both the Associated Centers and the Centers. This search had identified buyers where a deal appeared probable within the next twelve months and the operations were ready for immediate sale. Therefore, the operations of the Associated Centers and the Centers had been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for the entire year of 2005 and first quarter of 2006.

          On March 13, 2006, BriteSmile completed an asset sale with Discus, whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities and settled our litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile. The assets sold to Discus included certain intangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of the intellectual property rights. Discus acquired intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of the rights and claims against third parties relating to the intellectual property, except for claims against third parties who may have infringed certain patents in the whitening strips field, which were retained under a license from Discus.

          During the first quarter of 2006, Dental Spas agreed to purchase the Company’s Centers business.  The purchase price was approximately $20 million, plus the assumption of certain continuing obligations.  In addition, the sale was to include the Company’s business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels.   However, on May 1, 2006, the closing conditions set forth in the Purchase Agreement were not satisfied and pursuant to its terms, the Company terminated the Purchase Agreement.  The Board of Directors of the Company determined that it was in the best interest of the Company’s shareholders to terminate the Purchase Agreement with Dental Spas and to continue to operate the Centers.

          The financial statements included in this report have been prepared in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of the events that occurred over the last six months related to the Associated Centers business and the Centers business, the results of operations for the Associated Centers for all periods presented have continued to be reflected as discontinued operations. However, the results of operations for the Centers business have been presented as continuing operations for all periods presented in this report. All assets and liabilities related to the discontinued operations of the Associated Centers business are classified as held for sale for all comparative reporting periods presented.

          The assets and liabilities that are shown as held for sale on the Balance Sheet as of December 31, 2005 reflect the assets and liabilities of the discontinued Associated Centers business, and are as follows ($ thousands):

December 31, 2005

Assets held for sale:
Accounts receivable, net	1,479
Inventories	541
Prepaid expense and other	220
Property and equipment	4,403
Intangibles	4,839
Other assets	732

Total Assets held for sale	$12,214
Liabilities held for sale:
Gift certificates and prepaid appointments	60
Deferred revenue	430
Other long term liabilities	313

Total Liabilities held for sale	$803

5.        Debt

          The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt, capital leases and accrued interest.  Prior to the pay off, the Company’s note payable to LCO and its convertible debt had unamortized discounts totaling $5.0 million.  The Company had been amortizing these discounts over the life of the debt instrument.  Concurrent with the debt pay off, the Company recorded a loss in March 2006 on the early extinguishment of debt to record the unamortized discount in the statement of operations.

          Prior to March 2006, the Company had certain financial instruments related to its convertible debt.  The estimated fair value amounts were determined using appropriate market information and valuation methodologies.  In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company’s historical valuation techniques.  The value of the Financial Instruments Related to Convertible Debt – Conversion Feature was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement.  In addition, all note holder warrants related to this debt were cancelled upon payoff of the notes in March 2006.

6.        Related Party Payments

The following table summarizes the amounts paid to related parties in the first two quarters of 2006:

			13 Week Ended July 1, 2006	13 Week Ended April 1, 2006

Oraceutical, LLC	A former board member is a co-founder and managing director of Oraceutical	Merchandise/Pack out charges and order fulfillment services	$ 552,562	$ 952,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	125,304	123,000
LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	0	3,306,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	0	1,582,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	0	2,867,000

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

          The following matters pending on December 31, 2005, have been settled:

          BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in federal court in California (the “Discus Patent Litigation”).  This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus Dental, Inc. (“Discus”) in July 2002, and added Salim Nathoo (“Nathoo”) as a defendant in February 2003. As subsequently amended, the complaint asserted claims of patent infringement, misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo and other claims against Discus and Nathoo, individually.  Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for other claims.

          On March 13, 2006, the parties settled all litigation proceedings between them, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent Litigation and the litigation described in the following two paragraphs for $8.7 million.

          BriteSmile Development, Inc. v. Discus Dental, Inc.  BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed in October 2005, a patent infringement suit against Discus in federal court in California.  The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI in October 2005.  This case was dismissed in March 2006, as described above.

          BriteSmile v. Discus Dental, Inc., filed in May 2002 in California state court.  The Company filed a complaint against Discus alleging state law causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, unfair business practices and related claims.  This case was dismissed in March 2006, as described above.

          The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in June 2003 in federal court in Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company (“P&G”). In its complaint P&G alleged that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BDI in May 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.  In February 2004, the defendants filed an answer and counterclaims.

          In February 2006 the parties settled of the litigation proceedings between them. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. As of July 1, 2006, the Company recorded a gain of approximately $1.3 million from its portion of the settlement proceeds.

          Green River Junction v. BriteSmile, filed in November 2005, in Pennsylvania state court.  This litigation between the Company and Green River Junction, Inc. (“Green River”) has now been settled. In its complaint Green River sought to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

          In May 2006, the parties entered into a settlement agreement, whereby BriteSmile paid Green River $60,000 plus agreed to pay royalties on certain future revenues of the Company received from the QVC network until April 2008.

          BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery, filed in March 2006 in Utah state court.  This litigation has now been settled.  In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

          In May 2006, the parties agreed to settle the litigation proceedings upon defendants’ agreement to sign assignment documents satisfactory to the Company.

          The following cases remain active and pending against the Company:

          Smile Inc. Asia Pte. Ltd. v. BriteSmile filed in April 2002 in Utah state court.  Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”) and asserted $10 million in damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

          In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement and opposing the Company’s efforts to register its marks in Singapore.

          One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.  Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile.  The Company disputes liability and will continue to defend these claims.

          On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximate $6.5 million that is currently subject to the writ of attachment issued in Mayer Brown litigation, as described below.  The case is scheduled for jury trial to begin on November 28, 2006.

          Gregg A. Coccari v. BriteSmile, Inc. commenced in August 2005 as an arbitration proceeding  before the American Arbitration Association.  In his Amended Statement of Claims, Coccari, the Company’s former chief executive officer, asserts claims for breach of his employment contract with the Company, fraudulent inducement, negligent misrepresentation, violations of certain sections of the California Labor Code, tortious wrongful discharge in violation of public policy, and other state law claims relating to his alleged wrongful discharge by the Company.  Coccari seeks damages for alleged breaches of the termination and other provisions of the employment contract and under his state law claims, including for violations of California Labor Code, plus attorneys’ fees and punitive damages.  The Company filed an Answer to Coccari’s Amended Statement of Claims and asserted counterclaims.  Discovery is ongoing and a hearing has been tentatively scheduled for February 2007.

          In May 2006, Coccari initiated attachment proceedings against the Company in the California state court seeking an ex parte right to attach order, writ of attachment, and temporary protective order in the amount of $1,666,832 (the “Coccari Application”).  The Company opposed the Coccari Application and it was denied by the Court.

          Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in California state court. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former counsel in the Discus Patent Litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleges that MBR&M is entitled to more than $12 million in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus Patent Litigation.

          Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 (the “MBR&M Application”) of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed  the MBR&M Application, but in March 2006, the court entered a temporary protective order in the amount of $3,045,000. The temporary protective order was originally drafted to expire on April 12, 2006.  In April 2006, the court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from Discus from the sale of the Associated Centers business.

          In March 2006, the Company filed a Request For Fee Arbitration with the Santa Clara County Bar Association. On the same day, the Company filed in the state court a Notice of Automatic Stay of Action Pursuant to the Mandatory Fee Arbitration Act.

          An arbitration panel has been appointed for the Fee Arbitration and the Company and MBR&M have agreed to an arbitration schedule.  In July 2006, the Company and MBR&M exchanged opening arbitration briefs.  The arbitration hearing is scheduled for August 28, 2006.

          BriteSmile denies the allegations of MBR&M’s complaint and intends to continue defending these claims vigorously. As of July 1, 2006, the Company had approximately $3.0 million accrued for the potential liability related to the contingency  fees claimed by MBR&M based on the $8.7 million settlement of the Discus Patent Litigation. However, the actual amount that we may be obligated to pay could be higher or lower based on the final resolution of the claim.

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

8.       Subsequent Events

          In July 2006, Discus Dental released $1.0 million of escrow funds from the sale of the Associated Center business in March 2006, related to the reimbursement of expenses which might have been incurred by Discus in connection with defending or asserting and prosecuting specified proceedings relating to some of the patent rights acquired by Discus (see Note 7).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On this basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, financing operations, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          BriteSmile, Inc., and its affiliates, market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BriteSmile or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers “Centers”.

          The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s 17 Centers in 11 metropolitan areas in the U.S.  The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

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

          On March 13, 2006, the Company and certain of its wholly owned subsidiaries completed an asset sale with Discus Dental, Inc., whereby Discus acquired the assets and operations of the Associated Centers business for approximately $26.3 million plus the assumption of certain operating liabilities, and the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BriteSmile.

          On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) dated January 13, 2006 between the Company and Dental Spas.

          These financial statements reflected in this report have been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, as a result of the events during the last six months, the results of operations for the Centers have been presented as continuing operations for all periods presented and the results of operations of the Associated Centers for all periods presented have been presented as discontinued operations.  All assets and liabilities related to discontinued operations are classified as held for sale for all comparative reporting periods presented. The continuing operations in the financial statements consist of the results of the Centers business and the BriteSmile corporate entity.

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

          The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of its Smile Forever touch up program over the specified maintenance period for the program (currently a maximum of 4 touch-ups over the following two years). The amount of revenue deferred related to the Smile Forever sales depends upon the particular sale circumstances – for example if the program was discounted as part of a bundle promotion or as a complementary offering to the purchase of a whitening procedure, consistent with EITF-0021 and FAS 104. In the case of bundled promotion sales including Smile Forever, the Smile Forever revenue is deferred based on the allocation of the fair market values of all of the elements in each promotional type of transaction.

     Deferred Contract Costs

          During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and was being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The unamortized balance of $268,000 is included in “assets held for sale” on the balance sheet at December 31, 2005 and is not reflected on the July 1, 2006 balance sheet as this deferred contract cost was written-off upon the sale of the Associated Centers business to Discus in March 2006.

          During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products),” the associated revenue and cost of the Magic Mirrors provided to customers were capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandoned the contract or failed to order any procedures for six months, the remaining capitalized cost of the Magic Mirror was written off. At December 31, 2005, the capitalized amount included in “assets held for sale” on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers. Deferred Magic Mirror cost is not reflected on the July 1, 2006 balance sheet as it was written-off upon the sale of the Associated Centers business to Discus in March 2006.

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

     Property, Equipment and Improvements

          BriteSmile evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist.  No material impairment charge was recorded in either the 13-week period ended July 1, 2006 or June 25, 2005. In May, 2006, we abandoned certain leasehold improvements at the corporate warehouse facilities with an acquisition cost $41,000 and accumulated depreciation $8,000.

     Valuation of Financial Instruments Related to Convertible Debt

          In December 2004, BriteSmile sold to six investors in a private placement $12 million of Convertible Debt that was to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt was convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also had an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together are the “Financial Instruments Related to Convertible Debt.” In connection with the December 2004 financing, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

          The convertible debt was paid in full at the principal amount of $12.0 million, plus accrued interest, in March 2006, and all noteholder warrants related to this debt were cancelled at that time. The remaining unamortized discount was $4.6 million as of December 31, 2005, and was $4.1 million on March 13, 2006, the day the convertible debt was paid off, which was written off at the time of debt repayment as a loss on the early extinguishment of debt in the condensed consolidated statement of operations for the 13-week period ended April 1, 2006.

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

     Sales Tax Liability

          Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $2.4 million as of July 1, 2006 for potential additional sales tax liability related to these assessments and related state sales tax matters.

          The Company may further increase its tax accrual in 2006 in response to tax assessments received to date. The Company intends to vigorously challenge the imposition of these tax assessments whenever it is appropriate, and believes it has substantial authority for its reporting. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the SEC, is part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under “Item 1A. Risk Factors”.

Results of Operations

          The following are explanations of significant changes for the 13-week period ended July 1, 2006 compared to the 13-week period ended June 25, 2005:

          Total Revenues, Net increased 52% from $5.1 million for 2005 to $7.8 million in 2006. The increase was primarily due to Center whitening fee revenues increasing 55% from $ 4.2 million for 2005 to $ 6.4 million in 2006. The increase is due to two primary factors:  1) higher volume from a decrease in the procedure price in the second quarter of 2006; and   2) with the Associated Center (“AC”) business sold, calls to the call center were directed 100% to BriteSmile spas instead of a portion going to the AC dentists.  Product and other revenue increased 40% from $953,000 in the second quarter of 2005 to $1.3 million in the second quarter of 2006.  The increase is attributable to the increase from revenue recognized from the Smile Forever customer whitening maintenance program as well as increases in sales through retail channels.

          Selling, General and Administrative Expenses increased from $ 4 million for the second quarter of 2005 to $5.5 million in the second quarter of 2006. The increase was primarily due to two factors: 1) cost of a buyout of the Company’s corporate leased facilities for $740,000 to allow the Company to reduce its future facility space and cost;  and 2) a net increase in  professional service expenses of $400,000.  This is principally legal expense related to ongoing litigation.

          Research and Development Expenses decreased from $74,000 in 2005 to $45,000 in 2006. The Company performed minimal research activities during its efforts to sell its businesses.

          Depreciation and Amortization expense increased 21%, or from $ 591,000 for 2005 to $ 714,000 for 2006.  In the second quarter 2006 period, additional depreciation expense of $360,000 was incurred due to the reclassification of the Centers business to continuing operations.

          Gain on Mark-to-Market of Convertible Note Instruments. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt is revalued and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As the Company’s stock price rises or falls in future periods, the Company records significant non-cash gains or losses to record the mark-to-market revaluation. The total mark-to-market adjustments on convertible note instruments in the second quarter of 2005 resulted in a loss of $99,000. No gain or loss occurred in the second quarter of 2006 as the convertible debt was paid off in full prior to quarter end.

          Amortization of Discount on Convertible Debt.  The convertible debt issued in December 2004 was valued net of discount.  That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006.  For the 13-week period ended June 25, 2005, the Company recorded $663,000 of amortization.  The unamortized debt discount remaining when the debt was paid off in March 2006 has been recorded as a loss on the early extinguishment of debt ($5.0 million).   For the 13-week period ended July 1, 2006, there was no amortization of discount on convertible debt, as the debt had been repaid.

          Other Income and expense, net.  For the thirteen weeks ended July 1, 2006, other income net of expenses was $119,000 and was composed primarily of interest earned. As all debt was repaid in March 2006, we did not have any interest expense in this period. For the comparable period in 2005, we had net expense of $517,000 which was mostly composed of interest expense on debt.

          The following are explanations of significant changes for the 26-week period ended July 1, 2006 compared to the 26-week period ended June 25, 2005:

          Total Revenues, Net increased 33% from $10.4 million for 2005 to $13.8 million in 2006. The Center whitening fee revenues increased 28% from $ 8.6 million for 2005 to $ 10.9 million in 2006.  Product and other revenue increased 61% from $ 1.8 million for 2005 to $ 2.9 million in 2006.  The 26-week period-over-period does not show as large an increase as the 13-week period described above, since the drivers of the second quarter 2006 revenue growth were not in place until April 2006.

          Selling, General and Administrative Expenses increased $1.5 million (19%), from $ 7.9 million for 2005 to $9.4 million, in 2006.  The reasons for this increase are mentioned above in the 13-week commentary, principally the corporate lease buy-out and professional expenses. Professional expenses increased due to ongoing litigation issues.

          Research and Development Expenses decreased from $ 341,000 for 2005 to $90,000 in 2006. The Company performed minimal research activities during its efforts to sell its businesses.

          Depreciation and Amortization expense decreased approximately $340,000 (29%), from $ 1.2 million for 2005 to $ 821,000 in 2006.  A part of the decrease is a result of reaching the end of the depreciable lives of  certain assets as well as the elimination of amortization of intellectual property that was part of the assets sold to Discus Dental in the first quarter 2006.

          Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt is revalued and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As the Company’s stock price rises or falls in future periods, the Company records significant non-cash gains or losses to record the mark-to-market revaluation. The total mark-to-market adjustments in the first half of 2005 resulted in a gain of $2.6 million. No gain or loss was recognized in the first half of 2006 as the convertible debt was paid off in March 2006.

          Amortization of Discount on Convertible Debt.  The convertible debt issued in December 2004 was valued net of discount.  That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006.  For the 26-week period ended July 1, 2006, the Company recorded $530,000 of amortization.  The debt was outstanding the full 26 weeks of 2005, when we recorded $1.3 million of amortization.    The unamortized debt discount remaining when the debt was paid off in March 2006 has been recorded as a loss on the early extinguishment of debt ($5.0 million).   There was no comparable extinguishment of debt for the 26-week period ended June 25, 2005.

          Other Income and expense, net.   For the 26 weeks ended July 1, 2006, other income and expenses was net expense of $845,000.  The principal component was cost related to the discontinued spa sale efforts of $870,000.  For the comparable period in 2005, we had a net expense of $725,000 due mostly to net interest expense on debt.

Liquidity and Capital Resources

General

          The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt. At July 1, 2006, the Company had $5.4 million in unrestricted cash. To date, the Company has yet to achieve profitability and it is not certain if the Company will become profitable in the future. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers.

          Proceeds received from the sale of the Associated Centers business on March 13, 2006 have been used or are reserved to be used in the foreseeable future to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payment can be made for claims BriteSmile has agreed to indemnify Discus, ($4.5 million); to pay costs associated with the asset sale transaction, ($1.0 million); to pay outstanding legal bills related to the Discus patent litigation, ($3.8 million); to pay employee severance, ($1.2 million through July 1, 2006); to resolve certain outstanding sales tax issues related to the Associated Centers, (at least $1.1 million); and to pay potential income and other tax related to the Discus transaction, ($1.0 million). Any remaining proceeds will be used for working capital needs.

          The financial statements otherwise reflect a going concern basis of accounting.  While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business in the remaining portion of 2006, it is not certain that the Company will become profitable.   In addition, a legal ruling recently restricted the use of $6.5 million of the Company’s cash in connection with the on going litigation with Mayer, Brown, Rowe & Maw LLP.  This amount is included in “Investments, restricted as to use” on the balance sheet.   Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile, Inc. litigation, The Mayer Brown cash restriction and any other further cash restriction could have a significant adverse impact on the Company’s ability to fund operations in the near term. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company.  The liquidity projections may improve or deteriorate depending on these changing conditions.

Cash Requirements

          During the last three years, the primary uses of cash were for funding of operations, opening new whitening centers, purchase of equipment and debt repayments. Some of the proceeds realized from selling the Associated Centers business in March 2006 were used to pay all outstanding debt. Therefore, in the near term, the primary use of cash is expected to be to support the Centers business and related corporate overhead expenses as well as the liquidation of litigation, tax, employee and other liabilities.

          The Company has the following contractual obligations as of July 1, 2006:

	Payments Due By Period (in thousands)

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating Leases	$14,512	$3,864	$7,452	$2,460	$736
Service Contracts	533	293	240	—	—

Total Contractual Cash Obligations	$15,045	$4,157	$7,692	$2,460	$736

In April 2006, the Company signed a lease termination agreement with the landlord of its Walnut Creek, California corporate offices whereby the Company has paid the landlord $740,000 in exchange for terminating the lease.  The company recorded a charge in the second quarter of 2006 equal to the pay out amount.  The Company  negotiated a month-to-month lease, at a substantial cost reduction, which provides adequate space for the continuing operation of the Centers business.

Sources of Cash, Liquidity and Capital Resources

In the 26 weeks ended July 1, 2006, net cash provided by operations was. $2.9 million.

Cash provided from investing activities was $16.2 million. The Company had no material capital expenditures in the second quarter of 2006.

Net cash used in financing activities was $(19.1) million for the 26 weeks ended July 1, 2006.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in the Company’s exposure to Market Risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

          Company management is aware of certain deficiencies in the design or operation of the Company’s disclosure controls and internal accounting controls.

          In connection with its audit of the Company’s 2004 financial statements, Deloitte & Touche LLP, the Company’s former independent registered public accounting firm reported that (1) inadequacies in the design and execution of the Company’s internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constituted material weaknesses in the Company’s internal control structure for the year ended December 31, 2004. During 2005, the Company worked to improve its controls and reporting processes. These efforts included, among other actions, the engagement of outside consultants to identify solutions to control weaknesses and implement corrective actions, clear assignment of account responsibilities among the finance staff, more disciplined deployment of accounting close activities and requirements, along with additional oversight and review of accounting entries by finance management. As a result of these efforts, there has been improvement in the internal controls and reporting processes. In the course of the 2005 audit, there were relatively few adjusting entries required to finalize the Company’s financial statements. The Company believes that all required adjustments have been made and are properly incorporated in the reported results of the Company for the year ended 2005. These efforts have continued during the first two quarters of 2006 and the Company believes that all required adjustments were made and properly incorporated in the reported results of the Company for the period ended July 1, 2006.

          The Company’s management, with the participation of its Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. However, since the Company was in the process of selling its businesses during the first five months of 2006, there was a significant amount of its finance resources shifted to the sale of its businesses, with less emphasis on continued future process improvements. As a result of the decision to sell its operations, there was also a significant amount of turnover among the finance staff in the first two quarters of 2006. As a result of these factors, the Company’s Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the period covered by this report.

          However, since the Company has decided recently to continue in the Centers business, Finance management has begun to stabilize its staffing by hiring a Director of Finance and an accountant, and to re-focus it efforts its controls and reporting processes going forward. The Company plans to make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting during the remainder of 2006 with a goal of addressing any remaining deficiencies.

          There were no significant changes in internal controls during the last fiscal quarter, other than those referenced above that have materially affected internal control over financial reporting.

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

          The following matters pending on December 31, 2005, have been settled:

          BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in federal court in California (the “Discus Patent Litigation”).  This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus Dental, Inc. (“Discus”) in July 2002, and added Salim Nathoo (“Nathoo”) as a defendant in February 2003. As subsequently amended, the complaint asserted claims of patent infringement, misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo and other claims against Discus and Nathoo, individually.  Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for other claims.

          On March 13, 2006, the parties settled all litigation proceedings between them, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent Litigation and the litigation described in the following two paragraphs for $8.7 million.

          BriteSmile Development, Inc. v. Discus Dental, Inc.  BriteSmile Development, Inc. (“BDI”), a wholly owned subsidiary of BriteSmile, Inc. filed in October 2005, a patent infringement suit against Discus in federal court in California.  The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI in October 2005.  This case was dismissed in March 2006, as described above.

          BriteSmile v. Discus Dental, Inc., filed in May 2002 in California state court.  The Company filed a complaint against Discus alleging state law causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, unfair business practices and related claims.  This case was dismissed in March 2006, as described above.

          The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in June 2003 in federal court in Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company (“P&G”). In its complaint P&G alleged that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BDI in May 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Whitestrips product did not infringe the Patents.  In February 2004, the defendants filed an answer and counterclaims.

          In February 2006 the parties settled of the litigation proceedings between them. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. As of July 1, 2006, the Company recorded a gain of approximately $1.3 million from its portion of the settlement proceeds.

          Green River Junction v. BriteSmile, filed in November 2005, in Pennsylvania state court.  This litigation between the Company and Green River Junction, Inc. (“Green River”) has now been settled. In its complaint Green River sought to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

          In May 2006, the parties entered into a settlement agreement, whereby BriteSmile paid Green River $60,000 plus agreed to pay royalties on certain future revenues of the Company received from the QVC network until April 2008.

          BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery, filed in March 2006 in Utah state court.  This litigation has now been settled.  In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of these defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

          In May 2006, the parties agreed to settle the litigation proceedings upon defendants’ agreement to sign assignment documents satisfactory to the Company.

          The following cases remain active and pending against the Company:

          Smile Inc. Asia Pte. Ltd. v. BriteSmile filed in April 2002 in Utah state court.  Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”) and asserted $10 million in damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer.

          In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement and opposing the Company’s efforts to register its marks in Singapore.

          One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement.  Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile.  The Company disputes liability and will continue to defend these claims.

          On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximate $6.5 million that is currently subject to the writ of attachment issued in Mayer Brown litigation, as described below.  The case is scheduled for jury trial to begin on November 28, 2006.

          Gregg A. Coccari v. BriteSmile, Inc. commenced in August 2005 as an arbitration proceeding  before the American Arbitration Association.  In his Amended Statement of Claims, Coccari, the Company’s former chief executive officer, asserts claims for breach of his employment contract with the Company, fraudulent inducement, negligent misrepresentation, violations of certain sections of the California Labor Code, tortious wrongful discharge in violation of public policy, and other state law claims relating to his alleged wrongful discharge by the Company.  Coccari seeks damages for alleged breaches of the termination and other provisions of the employment contract and under his state law claims, including for violations of California Labor Code, plus attorneys’ fees and punitive damages.  The Company filed an Answer to Coccari’s Amended Statement of Claims and asserted counterclaims.  Discovery is ongoing and a hearing has been tentatively scheduled for February 2007.

          In May 2006, Coccari initiated attachment proceedings against the Company in the California state court seeking an ex parte right to attach order, writ of attachment, and temporary protective order in the amount of $1,666,832 (the “Coccari Application”).  The Company opposed the Coccari Application and it was denied by the Court.

          Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in California state court. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former counsel in the Discus Patent Litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleges that MBR&M is entitled to more than $12 million in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus Patent Litigation.

          Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 (the “MBR&M Application”) of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed the MBR&M Application, but in March 2006, the court entered a temporary protective order in the amount of $3,045,000. The temporary protective order was originally drafted to expire on April 12, 2006.  In April 2006, the court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from Discus from the sale of the Associated Centers business.

          In March 2006, the Company filed a Request For Fee Arbitration with the Santa Clara County Bar Association. On the same day, the Company filed in the state court proceeding a Notice of Automatic Stay of Action Pursuant to the Mandatory Fee Arbitration Act.

          An arbitration panel has been appointed for the Fee Arbitration and the Company and MBR&M have agreed to an arbitration schedule.  In July 2006, the Company and MBR&M exchanged opening arbitration briefs.  The arbitration hearing is scheduled for August 28, 2006.

          BriteSmile denies the allegations of MBR&M’s complaint and intends to continue defending these claims vigorously. As of July 1, 2006, the Company had approximately $3.0 million accrued for the potential liability related to the contingency fees claimed by MBR&M based on the $8.7 million settlement of the Discus Patent Litigation. However, the actual amount that we may be obligated to pay could be higher or lower based on the final resolution of the claim.

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

Forward-looking Statements and Risk Factors

The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair business operations. The following risks could materially adversely affect the business, financial conditions, operating results and cash flows.

The Asset Purchase Agreement with Discus exposes us to contingent liabilities.

          In connection with the sale of the Associated business to Discus, the Company agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or VAT tax obligations. A breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to continue the operations of the spas.  An escrow account was established for $3.5 million from the Associated Centers’ sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid.

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

          At various times in the past, we were not in compliance with one or more of the foregoing requirements, and received notices from Nasdaq to that effect.  While we believe that we currently are in compliance with Nasdaq’s continued listing requirements, we cannot guaranty that we will continue to be in compliance in the future.  If we fail to comply with Nasdaq’s continued listing requirements, our common stock may be delisted from Nasdaq.

          If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease. If our common stock is not listed on the Nasdaq SmallCap Market, many potential investors will not purchase it, which would further limit the trading market for our common stock.

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

          For 2005, 2004 and 2003, we had a net loss of $17.8 million, $7.8 million and $14.6 million, respectively. As of December 31, 2005, our accumulated deficit was $175.8 million.  We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business.  We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past, and while our business currently consists of only our Centers business and not our Associated Centers business, which we sold, we cannot guarantee that our business will be profitable on a sustained basis.

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

Seasonality

          We believe that our business follows seasonal trends due to increased consumer demand during certain seasons and around public and national holidays. As a result, our sales performance could potentially be affected.

          Our success will depend on acceptance of our LATW process and post-whitening maintenance products.

          We derive most of our revenues from our LATW procedures, one of many teeth-whitening solutions offered to consumers. We also market BriteSmile branded toothpaste, electric toothbrushes, mouthwash, the BriteSmile To Go pen, and post-whitening procedure touchups through our Centers and on our website. Our success will depend in large part on our ability to successfully encourage consumers to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

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

          In addition, we recently sold our Associated business to Discus. BriteSmile products and services offered through our Centers will compete directly with BriteSmile products and systems offered through existing independent dental offices.

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

          In connection with the sale of our Associated business to Discus, we sold all of our intellectual property relating to our business to Discus, but we retained a license from Discus permitting us to utilize the intellectual property to operate our Centers business.

          There is an expansive and growing portfolio of patents to protect the intellectual property rights licensed to us. In 2002, two patents relating to the LATW systems were granted, including a patent covering a method of whitening teeth by exposing teeth treated with transparent composition including a peroxide and photosensitizing compound to light, and a patent covering the light source. There are also a number of patent applications related to the composition of our whitening gel, tissue isolation useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. We also filed patent applications related to the BriteSmile To Go pen.

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

          Computer hardware and software components to our Scheduler system are located at a third party co-location. In addition, a back-up file server and tape back-ups of the Scheduler database reside both at our headquarters and off-site. Delays in scheduling teeth whitening procedures would result if we were required to use our backup computer hardware and software systems. Nevertheless, natural disasters such as floods, fires, power outages, telecommunications failures, physical or electronic break-ins or vandalism, viruses and other similar events could damage our hardware and software systems, lead to a loss of data, cause substantial disruption in our business operations and have a material adverse effect on our business.

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

There was no issuance of securities in the 13-week period ended July 1, 2006.  There was no issuance of securities in 2005 except issuances associated with exercises of stock options and warrants. The Company registered shares in January 2005 related to the convertible debt financing which occurred in December 2004. The Securities and Exchange Commission declared the registration statement effective in February 2005.

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

10.04	*

Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05	*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06	*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

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

10.14

Form of Registration Rights Agreement between the Company and the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

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

10.34	*

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

10.42

Asset Purchase Agreement among BriteSmile, BriteSmile International Limited, BriteSmile Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.43

Limited Liability Company Membership Interest Purchase Agreement between BriteSmile and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.44		Contribution Agreement between BriteSmile and BriteSmile Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.45	*	Letter Agreement between BriteSmile and Ken Czaja dated May 4, 2006 (filed herewith).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRITESMILE, INC.

/s/ John Reed	August 21, 2006

John Reed	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Ken Czaja	August 21, 2006

Ken Czaja	Date
EVP, Chief Financial Officer
(Principal Financial and Accounting Officer)