Form 10-Q
period 2006-09-30
BSML INC
filed 2006-11-15
CIK 866734

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: SEPTEMBER 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from to ________ to ________

                         Commission File Number: 1-11064

                                   BSML, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                UTAH                                     87-0410364
   -------------------------------                   -------------------
   (State or other jurisdiction of                      (IRS employer
   incorporation or organization)                    identification no.)

         460 North Wiget Lane
        Walnut Creek, California                            94598
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (925) 941-6260
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                          Former name: BriteSmile, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                 [ ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

BSML, Inc. had 10,549,423 shares of common stock outstanding at September 30, 2006.

================================================================================

                           BSML, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2006 and
          December 31, 2005................................................................3

         Condensed Consolidated Statements of Operations for the 13 weeks ended
          September 30, 2006 and September 24, 2005 and for the 39 weeks ended
          September 30, 2006 and September 24, 2005........................................4

         Condensed Consolidated Statements of Cash Flows for the 39 weeks ended
          September 30, 2006 and September 24, 2005........................................5

         Notes to Condensed Consolidated Financial Statements..............................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................14

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......................19

ITEM 4.  Controls and Procedures..........................................................19

PART II.   OTHER INFORMATION
----------------------------

ITEM 1.  Legal Proceedings................................................................21

ITEM 1A. Risk Factors.....................................................................23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................28

ITEM 3.  Defaults upon Senior Securities..................................................28

ITEM 4.  Submission of Matters to a Vote of Security Holders..............................28

ITEM 5.  Other Information................................................................28

ITEM 6.  Exhibits.........................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BSML, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                                                    September 30,     December 31,
                                                                                        2006             2005
                                                                                    -------------    -------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...................................................   $       5,692    $       5,518
    Trade accounts receivable, net of allowances ................................             610              113
    Inventories .................................................................             926              375
    Assets held for sale ........................................................              --           12,214
    Cash, restricted as to use ..................................................           3,500
    Prepaid expenses and other ..................................................             473            1,159
                                                                                    -------------    -------------
                Total current assets ............................................          11,201           19,379
                                                                                    -------------    -------------

Property and equipment, net .....................................................           4,640            5,847
Cash, restricted as to use ......................................................           7,812            1,466
Other assets ....................................................................             924            1,150
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $      24,577    $      27,842
                                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable ............................................................   $       2,027    $       3,695
    Accrued liabilities .........................................................          14,377            7,533
    Accrual for Center closures .................................................             179              403
    Gift certificates and prepaid appointments ..................................             982            1,235
    Smile Forever - deferred revenue ............................................           1,872            1,197
    Liabilities held for sale ...................................................              --              803
    Accrued interest due to a related party .....................................              --              264
    Long-term debt with related party - current portion .........................              --            6,024
    Convertible debt - current portion ..........................................              --            6,828
    Convertible debt with a related party - current portion .....................              --              621
    Financial instruments related to convertible debt - current portion .........              --                9
    Capital lease obligations with related parties - current portion ............              --               73
                                                                                    -------------    -------------
              Total current liabilities .........................................          19,437           28,685
                                                                                    -------------    -------------

LONG TERM LIABILITIES:
    Accrual for Center closures .................................................             331              242
    Other long-term liabilities .................................................             935            1,053
    Smile Forever deferred revenue ..............................................             972              313
                                                                                    -------------    -------------
              Total long-term liabilities .......................................           2,238            1,608
                                                                                    -------------    -------------
              Total liabilities .................................................          21,675           30,293
                                                                                    -------------    -------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value; 50,000,000 shares authorized;
    10,549,423 shares issued and outstanding for September 30, 2006 .............              38               38
    10,549,130 shares issued and outstanding for December 31, 2005 ..............              --               --
    Preferred Stock, no par value; 5,000,000 shares authorized and none issued or
       outstanding ..............................................................              --               --
    Additional paid-in capital ..................................................         173,516          173,340
    Accumulated deficit .........................................................        (170,652)        (175,829)
                                                                                    -------------    -------------
              Total shareholders' equity (deficit) ..............................           2,902           (2,451)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ............................   $      24,577    $      27,842
                                                                                    =============    =============

            See notes to condensed consolidated financial statements.

                           BSML, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       ($ in thousands, except share data)

                                                               13 Weeks         13 Weeks         39 Weeks         39 Weeks
                                                                 Ended            Ended            Ended            Ended
                                                             September 30,    September 24,    September 30,    September 24,
                                                                 2006             2005             2006             2005
                                                             -------------    -------------    -------------    -------------
REVENUES
    Center whitening fees, net ...........................   $       5,768    $       4,178    $      16,711    $      12,758
    Product and other revenue ............................             943              972            3,795            2,798
                                                             -------------    -------------    -------------    -------------
        Total revenues, net ..............................           6,711            5,150           20,506           15,556

OPERATING COSTS AND EXPENSES:
    Operating and occupancy costs ........................           3,714            3,420           10,715           10,122
    Selling, general and administrative expenses .........           8,726            3,742           18,100           11,667
    Research and development expenses ....................              45              266              135              607
    Depreciation and amortization ........................             415              660            1,235            1,822
                                                             -------------    -------------    -------------    -------------
        Total operating costs and expenses ...............          12,900            8,088           30,185           24,218
                                                             -------------    -------------    -------------    -------------

               Loss from operations ......................          (6,189)          (2,938)          (9,680)          (8,661)

OTHER INCOME AND EXPENSES:
    Amortization of discount on debt .....................               -             (652)            (530)          (1,953)
    Loss on early extinguishment of debt .................               -                -           (5,039)               -
    Gain (loss) on mark-to-market of financial
     instrument related to convertible debt...............               -            1,163                -            3,794

    Gain on settlement of legal claim ....................               -                -            1,257
    Other income (expense), net ..........................             185             (251)            (660)            (976)
                                                             -------------    -------------    -------------    -------------
    Loss from continuing operations before income
     tax .................................................          (6,004)          (2,678)         (14,652)          (7,796)

INCOME TAX ...............................................            (271)              30             (225)             151
                                                             -------------    -------------    -------------    -------------
        Net loss from continuing operations ..............          (5,733)          (2,708)         (14,427)          (7,947)
                                                             -------------    -------------    -------------    -------------
Discontinued Operations:
Gain (loss) from discontinued operations, net of tax
 (39 weeks ended September 30, 2006 includes gain
 from sale of business, $ 14,664, and gain from
 lawsuit settlement, $5,202, net of tax) .................               -           (1,777)          19,602           (6,530)
                                                             -------------    -------------    -------------    -------------
    Net Income (loss) ....................................   $      (5,733)   $      (4,485)   $       5,175    $     (14,477)
                                                             -------------    -------------    -------------    -------------

NET LOSS PER SHARE - BASIC AND DILUTED:
Basic and diluted net loss per common share from
 continuing operations ...................................   $       (0.54)   $       (0.25)   $       (1.37)   $       (0.75)
                                                             -------------    -------------    -------------    -------------
Basic and diluted net gain/(loss) per common share
 from discontinued operations ............................   $           -    $       (0.17)   $        1.86    $       (0.62)
                                                             -------------    -------------    -------------    -------------
Basic and diluted net gain/(loss) per common share .......   $       (0.54)   $       (0.42)   $        0.49    $       (1.37)
                                                             -------------    -------------    -------------    -------------
Weighted average shares - basic ..........................      10,549,423       10,549,130       10,549,326       10,529,321
Weighted average shares - diluted ........................      10,549,423       10,549,130       10,565,632       10,529,321
                                                             -------------    -------------    -------------    -------------

                           BSML, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                       ($ in thousands, except share data)

                                                                                      39 Weeks         39 Weeks
                                                                                        Ended            Ended
                                                                                    September 30,    September 24,
                                                                                        2006             2005
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss from continuing operations ..........................................   $     (14,427)   $      (7,947)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..........................................           1,234            1,822
         Loss on disposal of Assets .............................................             109              343
         Non-cash compensation expense ..........................................             156              505
         Impairment of deferred cost asset ......................................               -              298
         Amortization of discount of debt .......................................             530            1,953
         Gain on mark-to-market of financial instruments related to convertible
             debt ...............................................................               -           (3,794)
         Non-cash early extinguishment of debt ..................................           5,038                -
         Expenses paid by related party .........................................              20              269
   Change in assets and liabilities net - continuing operations .................           1,595            1,385
                                                                                    -------------    -------------
   Net cash provided by (used) in operating activities - continuing operations ..          (5,745)          (5,166)
   Net cash provided by (used) in operating activities - discontinued operations            7,984           (3,046)
                                                                                    -------------    -------------

         Net cash provided by (used in) operating activities ....................           2,239           (8,212)
                                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets held for sale - Associated Centers business ......          26,824               -
   Cash restricted as to use/Other ..............................................          (9,841)              25
   Proceeds/(disbursement) from selling/(buying) investment .....................             122                -
   Purchase of property and equipment ...........................................             (46)          (2,086)
    Investment in Thai Spa ......................................................               -             (256)
                                                                                    -------------    -------------
    Net cash used in investing activities-continuing operations .................          17,059           (2,317)
    Net cash used in investing activities-discontinued operations ...............               -           (1,997)
                                                                                    -------------    -------------
                  Net cash provided by (used in) investing activities ...........          17,059           (4,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease ....................................................             (73)          (1,372)
   Payments on debt .............................................................         (19,051)               -
   Proceeds from exercise of stock options and warrant exercises ................               -              448
    Proceeds from stock option issuance .........................................               -               73
                                                                                    -------------    -------------
                  Net cash used in financing activities .........................         (19,124)            (851)
                                                                                    -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................             174          (13,378)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF THE PERIOD ...............................................................           5,518           18,880
                                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ..................................   $       5,692    $       5,503
                                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes ..................................................   $          89    $         100
                                                                                    =============    =============
    Cash paid for interest ......................................................   $       1,446    $         618
                                                                                    =============    =============

                           BSML, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               SEPTEMBER 30, 2006

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     BSML, Inc., a Utah corporation ("BSML" or the "Company", formerly BriteSmile, Inc.), and its affiliates market and sell advanced teeth whitening products and services through 17 Professional Teeth Whitening Centers ("Centers"). Prior to March 13, 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers ("Associated Centers"). The Company's business is focused on one industry segment, products and procedures to whiten teeth.

     On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the "Sellers") completed an asset sale with Discus Dental, Inc., a California corporation ("Discus"), whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities, and the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to the Company.

     On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company ("Dental Spas"), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the "Purchase Agreement") dated January 13, 2006 between the Company and Dental Spas. A copy of the Purchase Agreement was filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on January 19, 2006. The agreed closing conditions were not satisfied and pursuant to its terms, the Company terminated the Purchase Agreement. The Board of Directors of the Company determined that it was in the best interests of the Company's shareholders to terminate the Purchase Agreement with Dental Spas.

     Since the agreement with Dental Spas to sell the Centers business was terminated on May 1, 2006 and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The results of operations for the Associated Centers business, which was sold in March 2006, for all periods presented in this report have been presented as discontinued operations. All assets and liabilities related to Associated Centers were classified as held for sale and in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 39 weeks ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 30, 2006.

GOING CONCERN

     To date, the Company has yet to achieve consistent bottom-line profitability. The Company's principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. At September 30, 2006, the Company had $5.7 million in unrestricted cash. The Company's outstanding long-term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from certain debt holders of the Company. As of September 30, 2006, the Company had $11.3 million in restricted cash, including $3.5 million held in escrow related to the sale of the Associated Centers business until June 2007. Also included in this restricted cash balance is $6.5 million as a result of a court writ of attachment in connection with the litigation with Mayer, Brown, Rowe & Maw LLP. (See Note 8). The remaining restricted cash amount of $1.3 million is related to merchant banking reserve requirements and spa lease security requirements. This amount is included in "Cash, restricted as to use" on the balance sheet.

     Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile Asia Pte, Inc. litigation (See note 7), if and when the $6.5 million writ of attachment from the Mayer Brown litigation is discharged or terminated. The Mayer Brown cash restriction, and any other additional cash restriction, could have a significant adverse impact on the Company's ability to fund operations in the near term.

     The Company currently is able to pay its debts as they come due. However, the Company is not yet sure that it will be able to achieve bottom-line profitability on a sustained basis, primarily due to the unknown level of costs associated with its legal claims in future months. Because of this uncertainty of the outcome of legal claims against the Company and the related amount of their future legal defense costs, the Company is not certain that its unrestricted cash will be sufficient to maintain operations at least through the next twelve months. Accordingly, BSML management believes that these factors raise doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes-an interpretation of FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the Company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company has evaluated the impact of the adoption of FASB No.48, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     On September 9, 2006, the FASB issued FASB statement No.157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157, Fair Value Measurements, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the impact of the adoption of FASB No.157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     On September 9, 2006, the FASB issued a statement No. 158. This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end statement of financial position shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. The Company has evaluated the impact of the adoption of FASB No.158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

2.   STOCK BASED COMPENSATION

     Effective January 1, 2006, we adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite vesting period has not been completed that are outstanding as of January 1, 2006 will be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," are no longer an alternative to financial statement recognition.

     In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (the "1997 Plan"). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company's shareholders, 1,900,000 of the Company's common stock shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.

     For the 39-weeks period ended September 30, 2006, the Company recognized compensation costs of $155,748 as a result of the adoption of SFAS 123R.

     Based on current assumptions and option grants, the remaining value expected to be recognized as compensation cost in the future is approximately $190,000.

     The following table represents stock option activity for the 39 weeks period ended September 30, 2006:
                                                  Number of      Wtd-Average
                                                   Shares       Exercise Price
                                                -------------   --------------
Outstanding options at beginning of period            835,791   $        11.83
Granted                                                     0   $            0
Exercised                                                   0   $            0
Forfeited                                             339,429   $         8.36
Outstanding options at the end of the period          496,362   $        14.21
Exercisable options at the end of the period          460,365   $        14.59

     We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions:

                                                  13 WEEKS        39 WEEKS
                                                    ENDED           ENDED
                                                September 30,    September 30,
                                                    2006             2006
                                                -------------   --------------
Risk-free interest rate                                  4.37%            4.37%
Expected life of options (in years)                      2.66             2.66
Expected volatility                                       121%             121%
Expected dividend yield                                    --               --
Forfeiture rate per year                                   10%              21%*

        o Forfeiture rate for 39 weeks ended September 30, 2006 represents the average forfeiture rate used in the first three quarters of 2006.

     The assumptions above are based on multiple factors, including historical exercise patterns of employees. We use historical data to estimate the options' expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical run-rate. Since we have never paid any dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve.

     FAS 123(R) requires that we estimate forfeitures, or the number of shares that are expected to be cancelled prior to vesting, at the time of grant, and adjust for actual forfeitures in subsequent periods if they differ from our original estimates. In the third quarter ended September 30, 2006, the expected future forfeiture rate was revised down to 10% to reflect the fact that the Company had completed virtually all of the unusually high level of employment terminations associated with the restructuring of the Company after the sale of the AC business in March 2006. In the Company's pro-forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

     For the prior year 13 and 39 week periods ended September 24, 2005, had compensation expense for the Company's employee stock option awards been determined based on the Black-Scholes fair value at the grant dates for awards under those plans consistent with the fair value method of FAS 123, the Company would have recorded additional compensation expense and its net loss and loss per share would have been changed to the pro forma amounts presented in the following table:

                                                    13 WEEKS         39 WEEKS
                                                      ENDED            ENDED
                                                  SEPTEMBER 24,    SEPTEMBER 24,
                                                      2005             2005
                                                  -------------    -------------
Reported net loss                                 $      (4,485)   $     (14,477)
         Compensation expense for stock options            (116)            (830)
Pro forma net loss                                $      (4,601)   $     (15,307)
   Pro-Forma Net loss per share -- basic and
    diluted:                                      $       (0.43)   $       (1.45)

     Total compensation cost for share-based payment arrangements recognized in income for the 39-week period ended September 30, 2006 was $155,748. We did not recognize any material tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

3.   INCOME/LOSS PER COMMON SHARE

     Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. For the 39-week period ended September 30, 2006, stock options and warrants totaling 16,306 shares have been included in the calculation of diluted net income per share, as their effect is dilutive. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

                                           Number of Option
                                             and Warrant
Period                                          Shares
----------------------------------------   ----------------
13 Weeks Ended September 30, 2006                   864,252
13 and 39 Weeks Ended September 24, 2005          2,377,011

4.   DISCONTINUED OPERATIONS

     During 2005, the Company's Board of Directors took various actions to evaluate the long-term prospects for continuing to operate the Company's Associated Centers and Centers businesses. In mid-2005, the Board of Directors and management had committed to seek potential buyers of both the Associated Centers and the Centers. This search had identified buyers where a deal appeared probable within the next twelve months and the operations were ready for immediate sale. Therefore, the operations of the Associated Centers and the Centers had been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for the entire year of 2005 and first two quarters of 2006.

     On March 13, 2006, BSML completed an asset sale with Discus, whereby Discus acquired the assets and the operations of the Associated Centers for approximately $26.3 million plus the assumption of certain operating liabilities and settled our litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BSML. The assets sold to Discus included certain intangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of the intellectual property rights. Discus acquired intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of the rights and claims against third parties relating to the intellectual property, except for claims against third parties who may have infringed certain patents in the whitening strips field, which were retained under a license from Discus.

     During the first quarter of 2006, Dental Spas agreed to purchase the Company's Centers business. The purchase price was approximately $20 million, plus the assumption of certain continuing obligations. In addition, the sale was to include the Company's business of selling teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels. However, on May 1, 2006, the closing conditions set forth in the Purchase Agreement were not satisfied and pursuant to its terms, the Company terminated the Purchase Agreement. The Board of Directors of the Company determined that it was in the best interest of the Company's shareholders to terminate the Purchase Agreement with Dental Spas and to continue to operate the Centers.

     The financial statements included in this report have been prepared in accordance with the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of the events that occurred over the last 39 week period related to the Associated Centers business and the Centers business, the results of operations for the Associated Centers for all periods presented have continued to be reflected as discontinued operations. However, the results of operations for the Centers business have been presented as continuing operations for all periods presented in this report, due to the termination of the purchase agreement with Dental Spas on May 1, 2006. All assets and liabilities related to the discontinued operations of the Associated Centers business are classified as held for sale for all comparative reporting periods presented.

     The assets and liabilities that are shown as held for sale on the Balance Sheet as of December 31, 2005 reflect the assets & liability of the discontinued Associated Center business, and are as follows ($ Thousands):

                                               December 31, 2005
                                               -----------------
Assets held for sale:
  Accounts receivable, net                                 1,479
  Inventories                                                541
  Prepaid expense and other                                  220
  Property and equipment                                   4,403
  Intangibles                                              4,839
  Other assets                                               732
                                               -----------------
          Total Assets held for sale           $          12,214

Liabilities held for sale:
  Gift certificates and prepaid appointments                  60
  Deferred revenue                                           430
  Other long term liabilities                                313
                                               -----------------
         Total Liabilities held for sale       $             803

5.   DEBT

     The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt, capital leases and accrued interest. Previously, the Company's note payable held by LCO Investments Limited and the Company's convertible debt had unamortized discounts totaling $5.0 million. The Company had been amortizing these discounts over the life of the debt instrument. Concurrent with the debt pay off, the Company recorded a loss in March 2006 on the early extinguishment of debt to record the unamortized discount in the statement of operations.

     Prior to March 2006, the Company had certain financial instruments related to its convertible debt. The estimated fair value amounts were determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized, which is consistent with the Company's historical valuation techniques. The value of the Financial Instruments Related to Convertible Debt - Conversion Feature was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. In addition, all note holder warrants related to this debt were cancelled upon payoff of the notes in March 2006.

6.   RELATED PARTY PAYMENTS

THE FOLLOWING TABLE SUMMARIZES THE AMOUNTS PAID TO RELATED PARTIES IN THE FIRST THREE QUARTERS OF 2006 and 2005:

                                                                13 WEEK ENDED   13 WEEK ENDED   39 WEEK ENDED   39 WEEK ENDED
RELATED              DESCRIPTION OF       SOURCE OF DEBT OR     SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,   SEPTEMBER 24,
PARTY                 RELATIONSHIP         OBLIGATION               2006            2005            2006            2005
------------------   ------------------   -------------------   -------------   -------------   -------------   -------------
                     A former board       Merchandise/Pack
Oraceutical,          member is a          out charges and
 LLC                  co-founder and       order fulfillment
                      managing             services
                      director of
                      Oraceutical                               $     670,452   $     356,000   $   2,085,014   $   1,123,000

                     A former board       Consulting
Oraceutical,          member is a
 LLC                  co-founder and
                      managing
                      director of
                      Oraceutical                               $      45,000   $      45,000   $     135,000   $     135,000

LCO                  Deemed affiliate     Monthly rent for
 Properties,          of the chairman      New York Center
 Inc.                 of the board                              $     149,128   $     143,000   $     397,432   $     340,000

LCO                  Deemed affiliate     Interest and pay
 Investments          of the chairman      off of debt and
 Limited              of the board         pay out for
                                           preferred stock                  0   $      58,000   $   4,306,000   $      75,000

CAP                  Deemed affiliate     Interest and pay
 America              of the chairman      off of debt
 Trust                of the board                                          0   $      24,000   $   1,582,000   $      63,000

Excimer              Deemed affiliate     Variable fees,
 Vision               of the chairman      fixed fees, pay
 Leasing              of the board         off of deferred
                                           lease balance                    0   $     740,000   $   2,867,000   $   2,795,000

In total, the Company paid related parties $ 1,366,000 during the 13 weeks ended 09/24/2005, and $ 864,580 during the 13 weeks ended 09/30/2006. The Company paid related parties $ 4,531,000 during the 39 weeks ended 9/24/2005, and $ 11,372,446 during the 39 weeks ended 9/30/2006.

7.   LEGAL PROCEEDINGS

     The Company is the subject of certain legal actions. Management believes that it has accrued the appropriate amount of liability for actions against the Company. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BSML's strategies related to these legal actions.

     The following matters pending on December 31, 2005 or commenced thereafter,
     ---------------------------------------------------------------------------
have been settled:
------------------

     BSML, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in federal court in California (the "Discus Patent Litigation"). This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus Dental, Inc. ("Discus") in July 2002, and added Salim Nathoo ("Nathoo") as a defendant in February 2003. As subsequently amended, the complaint asserted claims of patent infringement, misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo jointly and other claims against Discus and Nathoo, individually. Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for other claims.

     On March 13, 2006, the parties settled all litigation proceedings between them, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent Litigation and the litigation described in the following two paragraphs for consideration to the Company of $8.7 million.

     BriteSmile Development, Inc. v. Discus Dental, Inc. BriteSmile Development, Inc. ("BDI"), a wholly owned subsidiary of BSML, Inc. filed in October 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus' Zoom! 2 tooth whitening system infringed a patent issued to BDI in October 2005. This case was dismissed in March 2006, as described above.

     BriteSmile v. Discus Dental, Inc., filed in May 2002 in California state court. The Company filed a complaint against Discus alleging state law causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, unfair business practices and related claims. This case was dismissed in March 2006, as described above.

     The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in June 2003 in federal court in Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company ("P&G"). In its complaint P&G alleged that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI in May 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the "Patents") were invalid and unenforceable, and that P&G's Whitestrips product did not infringe the Patents. In February 2004, the defendants filed an answer and counterclaims.

     In February 2006 the parties settled the litigation proceedings between them. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. The Company recorded a gain of approximately $1.3 million from its portion of the settlement proceeds.

     Green River Junction v. BriteSmile, filed in November 2005, in Pennsylvania state court. In its complaint Green River Junction, Inc. ("Green River") sought to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

     In May 2006, the parties entered into a settlement agreement, whereby BriteSmile paid Green River $60,000 plus agreed to pay royalties on certain future revenues of the Company received from the QVC network until April 2008.

     BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery, filed in March 2006 in Utah state court. In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of the defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

     In May 2006, the parties agreed to settle the litigation proceedings upon defendants' agreement to sign assignment documents satisfactory to the Company.

     Gregg A. Coccari v. BriteSmile, Inc. commenced in August 2005 as an arbitration proceeding before the American Arbitration Association. In this proceeding, Coccari, the Company's former chief executive officer, asserted claims for breach of his employment contract with the Company, fraudulent inducement, negligent misrepresentation, violations of certain sections of the California Labor Code, tortious wrongful discharge in violation of public policy, and other state law claims relating to his alleged wrongful discharge by the Company. Coccari sought damages for alleged breaches of the termination and other provisions of the employment contract and under his state law claims, plus attorneys' fees and punitive damages. The Company denied Coccari's allegations and asserted counterclaims.

     In September 2006, the parties settled the arbitration proceeding. Under the settlement, the Company agreed to pay Coccari $700,000 (a portion of which was paid by the Company's insurance carrier) and that 160,000 of the 240,000 shares of the Company's common stock granted to Coccari in 2005 could be retained by Coccari. For his part, Coccari returned to the Company 80,000 shares of the Company's common stock and relinquished any rights to 600,000 options to purchase the Company's common stock. A liability equal to the value of this settlement has been accrued on the Company's September 30, 2006 balance sheet.

     Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in California state court (the "Mayer Brown Action"). Mayer, Brown, Rowe & Maw LLP ("MBR&M"), the Company's former counsel in the Discus Patent Litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleged that MBR&M was entitled to more than $12 million in attorney's fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus Patent Litigation and other miscellaneous hourly fees. BriteSmile denied the allegations of MBR&M's complaint.

     Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 (the "MBR&M Application") of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed the MBR&M Application, but in April 2006, the court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from Discus from the sale of the Associated Centers business

     In November 2006, the Company and MBR&M agreed in principle to settle the Mayer Brown Action. Under this agreement, the Company will pay MBR&M $5 million in satisfaction of all of the claims in the Mayer Brown Action. The settlement proceeds will be paid from the $6.5 million, held pursuant to the writ of attachment granted in April 2006, and has been fully accrued as a liability as of September 30, 2006.

     The following cases or claims remain active and pending against the
     -------------------------------------------------------------------
Company:
--------

     Smile Inc. Asia Pte. Ltd. v. BriteSmile filed in April 2002 in Utah state court. Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management") for $10 million of claimed damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) for laser-aided teeth whitening devices by failing to fill orders and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, conversion, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The trial court recently dismissed the claims for unjust enrichment and conversion.

     In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile's names and marks in a fashion not permitted by the distributor agreement and opposing the Company's efforts to register its marks in Singapore.

     One of the principal defenses to Smile's claims is that the distributor agreement for the laser-aided teeth whitening devices expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current light activated teeth whitening or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and will continue to defend these claims. In December 2006 the court will conduct an evidentiary hearing regarding the reliability of Smile's expert witness testimony. The court has vacated the trial date, previously set for November 28, 2006.

     On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximate $6.5 million that is currently subject to the writ of attachment issued in Mayer Brown litigation, as described above. In connection with the settlement of the Mayer Brown action, the Company will establish a separate account for the deposit of $1.5 million for the prejudgment writ of attachment.

     Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. In July 2003, Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery (collectively, "Oraceutical") and the Company and BDI entered into an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, as subsequently amended in November 2003, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired. The intellectual property acquired from Oraceutical was sold to Discus in March 2006. Following the sale to Discus and the settlement of the Discus Patent Litigation, Oraceutical asserted various claims against the Company, including that under the terms of the Purchase Agreement it is entitled to a portion of the consideration paid by Discus. The Company has denied the claims of Oraceutical, but agreed to arbitrate Oraceutical's claims. No date for an arbitration proceeding has been set.

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

8.   SUBSEQUENT EVENTS

     On November 1, 2006, the Company changed its corporate legal name from BriteSmile, Inc. to BSML, Inc. This requirement to change the name of the Company arose in connection with the sale of the Associated Center business to Discus, which transaction is explained below. While the legal name of the corporate entity is changed, the Company will continue to do business as BriteSmile in respect of its whitening centers, its services and retail product branding, and its online marketing website.

     On November 3, 2006, the Company announced that its CEO and President, John Reed, will leave the Company effective November 15, 2006. Mr. Reed will remain a director of the Company. Dr. Julian Feneley , presently a director of the Company, will re-join the Company on November 15, 2006 as its CEO and President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

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

     BSML, Inc., and its affiliates, market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company's operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers "Centers".

      The Company's products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company's 17 Centers in 11 metropolitan areas in the U.S. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

     Management of the Company focuses on optimizing the productivity of the existing Center locations, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue. The marketing initiatives of the Company are usually constructed and monitored in such a way that management can determine their impact on revenue generation.

     In addition, management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and lease expenses, employee salaries and marketing expenses.

     On March 13, 2006, the Company and certain of the its wholly owned subsidiaries completed an asset sale with Discus Dental, Inc., whereby Discus acquired the assets and operations of the Associated Centers business for approximately $26.3 million plus the assumption of certain operating liabilities, and the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35 million to BSML.

     On May 1, 2006, the Company gave notice to Dental Spas, LLC, an Iowa limited liability company ("Dental Spas"), that the Company was exercising its right to terminate the Limited Liability Company Membership Purchase Agreement (the "Purchase Agreement") dated January 13, 2006 between the Company and Dental Spas.

     These financial statements reflected in this report have been prepared in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, as a result of the events in 2006, the results of operations for the Centers have been presented as continuing operations for all periods presented and the results of operations of the Associated Centers for all periods presented have been presented as discontinued operations. All assets and liabilities related to discontinued operations are classified as held for sale for all comparative reporting periods presented. The continuing operations in the financial statements consist of the results of the Centers business and the BSML corporate entity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

   Revenue Recognition

     BSML recognizes revenue related to retail products at the time such products are sold or shipped to customers.

     The Company recognizes revenue from teeth whitening procedures performed at its Centers when the procedures have been performed. The Company defers the revenue generated on the sale of its Smile Forever touch up program over the specified maintenance period for the program (currently a maximum of 4 touch-ups over the following two years). The amount of revenue deferred related to the Smile Forever sales depends upon the particular sale circumstances - for example if the program was discounted as part of a bundle promotion or as a complementary offering to the purchase of a whitening procedure, consistent with EITF-0021 and FAS 104. In the case of bundled promotion sales including Smile Forever, the Smile forever revenue is deferred based on the allocation of the fair market values of all of the elements in each promotional type of transaction.

   Deferred Contract Costs

     During 1999, the Company granted warrants to Orthodontic Centers of America ("OCA") in consideration of OCA installing the Company's BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and was being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The unamortized balance of $268,000 is included in "assets held for sale" on the balance sheet at December 31, 2005 and is not reflected on the September 30, 2006 balance sheet as this deferred contract cost was written-off upon the sale of the Associated Centers business to Discus in March 2006.

     During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. The Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, "Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor's Products)," the associated revenue and cost of the Magic Mirrors provided to customers were capitalized and are being amortized to revenue and cost of goods sold over the life of the contract. In the event a particular Associated Center abandoned the contract or failed to order any procedures for six months, the remaining capitalized cost of the Magic Mirror was written off. At December 31, 2005, the capitalized amount included in "assets held for sale" on the balance sheet was $463,000, net of deferred revenue received from the sale of Magic Mirrors to customers. Deferred Magic Mirror cost is not reflected on the September 30, 2006 balance sheet as it was written-off upon the sale of the Associated Centers business to Discus in March 2006.

   Inventories

     Inventories are stated at the lower of average cost or market. BSML writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimate market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   Property, Equipment and Improvements

     BSML evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. No material impairment charge was recorded in either the 39 weeks period ended September 30, 2006 or September 24, 2005.

   Valuation of Financial Instruments Related to Convertible Debt

     In December 2004, BSML sold to six investors in a private placement $12 million of Convertible Debt that was to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt was convertible into common shares of the Company at a conversion price of $7.61 per share, which is 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the "Financial Instruments Related to Convertible Debt - Conversion Option"). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the "Financial Instruments Related to Convertible Debt
- Warrants"). The investors also had an additional investment right that gives the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the "Financial Instruments Related to Convertible Debt - AIR"). The Financial Instruments Related to Convertible Debt - Conversion Option, the Financial Instruments Related to Convertible Debt
- Warrants and the Financial Instruments Related to Convertible Debt - AIR together are the "Financial Instruments Related to Convertible Debt." In connection with the December 2004 financing, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

     In accordance with APB No. 14, The Company accounted for the Financial Instruments Related to Convertible Debt - Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt
- Warrants was determined utilizing the Black-Scholes option pricing model, which was consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 4.42 years. The value of the Financial Instrument Related to Convertible Debt - Warrants was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of February 4, 2005, the Company's registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instrument Related to Convertible Debt - Warrants as of the date of conversion was $1.2 million.

     In accordance with APB No. 14, the Company accounted for the Financial Instruments Related to Convertible Debt - Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt - Additional Investment Rights has been recorded as a current liability and was marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of September 4, 2005, the Additional Investment Rights expired; the value of the financial instruments was written off.

     In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt - Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt - Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company's historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt - Conversion Option has been recorded as a long-term liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt - Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

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

   Sales Tax Liability

     Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the result of settlement of sales tax audits as well as the circumstances and advice of its independent advisors on the matters that are still pending, management has estimated and accrued approximately $2.1 million as of September 30, 2006 for potential additional sales tax liability related to these assessments and related state sales tax matters.

In the third quarter of 2006, the Company achieved settlement agreements on assessments by both New York State and Texas. The Company's reported quarter-end sales tax liability balance of $2.1 million reflects, among other matters, the remaining balance owed to New York., while the Texas settlement has been paid in full during the quarter.

     The Company may further increase its tax accrual in the future in response to outstanding sales tax audits or potential future audits and/or assessments. The Company intends to vigorously challenge the imposition of any new tax assessments if and when they arise, and believes it has substantial authority for its position. Nonetheless, the Company may attempt to negotiate a resolution of such potential assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to these sales tax matters could have a material adverse affect on the Company's financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company's favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from sales tax audits , and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

FORWARD LOOKING STATEMENTS

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company's filings with the SEC, is part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under "Item 1A. Risk Factors".

RESULTS OF OPERATIONS

     THE FOLLOWING ARE EXPLANATIONS OF SIGNIFICANT CHANGES FOR THE 13-WEEKS PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE 13-WEEKS PERIOD ENDED SEPTEMBER 24, 2005:

     TOTAL REVENUES, NET increased 30% from $5.2 million for 2005 to $6.7 million in 2006. The increase was primarily due to Center whitening fee revenues increasing 38% from $ 4.2 million for 2005 to $ 5.8 million in 2006. The increase is due to two primary factors: 1) higher volume from a decrease in the procedure price in April 2006 to $399; and 2) with the Associated Center ("AC") business sold, calls to the call center were directed 100% to BSML spas instead of a portion going to the AC dentists. Product and other revenue decreased 3% from $972,000 for 2005 to $943,000 in 2006. This reduction was primarily due to higher revenue deferral related to Smile Forever program promotions (approx. $1.0 million), offset by an increase of approximately $670,000 in retail product sales through the QVC television network channel and our Centers, and by a reduction in prepaid deferred revenue liability (approx. $295,000).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased from $ 3.7 million for the third quarter of 2005 to $8.7 million in the third quarter of 2006. The increase was primarily due to a net increase of approximately $5.0 million in legal expense and reserves related to on-going litigation.

     RESEARCH AND DEVELOPMENT EXPENSES decreased from $266,000 in 2005 to $45,000 in 2006. The Company performed minimal research activities since the sale of its AC business..

     DEPRECIATION AND AMORTIZATION expense decreased 37%, from $ 660,000 in 2005 to $ 415,000 in 2006. This decrease was primarily due to the depreciating Center assets reaching the end of their depreciable lives in certain Centers over the course of the last year.

     GAIN ON MARK-TO-MARKET OF CONVERTIBLE NOTE INSTRUMENTS. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt was revalued and marked-to-market based on the then stock price with the resulting gain or loss reflected in the income statement. The total mark-to-market adjustments on convertible note instruments in the third quarter of 2005 resulted in a gain of approximately $1.2 million. No gain or loss occurred in the third quarter of 2006 as the convertible debt was paid off in first quarter 2006.

     AMORTIZATION OF DISCOUNT ON CONVERTIBLE DEBT. The convertible debt issued in December 2004 was valued net of discount. That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006. For the 13-week period ended September 24, 2005, the Company recorded $652,000 of amortization. The unamortized debt discount remaining when the debt was paid off in March 2006 has been recorded as a loss on the early extinguishment of debt ($5.0 million). For the 13-week period ended September 30, 2006, there was no amortization of discount on convertible debt, as the debt had been repaid.

     OTHER INCOME AND EXPENSE, NET. For the 13 -week end September 30, 2006 other income net of expenses, was $185,000 and was composed primarily of interest earned. As all debt was repaid in March 2006, we did not have any interest expense in this period. For the comparable period in 2005, we had net expense of $251,000 and this was mostly composed of interests expense.

     THE FOLLOWING ARE EXPLANATIONS OF SIGNIFICANT CHANGES FOR THE 39-WEEK PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THE 39-WEEK PERIOD ENDED SEPTEMBER 24, 2005:

     TOTAL REVENUES, NET increased 32% from $15.6 million for 2005 to $20.5 million in 2006. The Center whitening fee revenues increased 30% from $ 12.8 million for 2005 to $ 16.7 million in 2006. Product and other revenue increased 36% from $ 2.8 million for 2005 to $ 3.8 million in 2006. The reported revenue level for 2006 was also impacted by the revenue deferral related to the free Smile Forever promotion in the third quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 55% from $ 11.7 million for 2005 to $18.1 million in 2006. The primary reason for this increase is legal expense related to litigation matters, as well as severance and lease buyout costs associated with the restructuring of the Company after the sale of the AC business.

     RESEARCH AND DEVELOPMENT EXPENSES decreased from $607,000 for 2005 to $135,000 in 2006. The Company performed minimal research activities during its efforts to sell its business and after the sale of the AC business.

     DEPRECIATION AND AMORTIZATION expense decreased approximately $600,000, from $ 1.8 million in 2005 to $ 1.2 million in 2006. A part of the decrease is a result of reaching the end of the depreciable lives of certain assets.

     GAIN ON MARK-TO-MARKET OF FINANCIAL INSTRUMENTS RELATED TO CONVERTIBLE DEBT. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt was revalued and marked-to-market based on the then stock price with the resulting gain or loss reflected in the income statement. The total mark-to-market adjustments in the first three quarters of 2005 resulted in a gain of $3.8 million. No gain or loss was recognized in the first three quarter of 2006 as the convertible debt was paid off in March 2006.

     AMORTIZATION OF DISCOUNT ON CONVERTIBLE DEBT. The convertible debt issued in December 2004 was valued net of discount. That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006. For the 39-week period ended September 30, 2006, the Company recorded $530,000 of amortization. The debt was outstanding the full 39 weeks of 2005, when we recorded $1.9 million of amortization. The unamortized debt discount remaining when the debt was paid off in March 2006 has been recorded as a loss on the early extinguishment of debt ($5.0 million). There was no comparable extinguishment of debt for the 39-week period ended September 24, 2005.

     OTHER INCOME AND EXPENSE, NET. For the 39 weeks ended September 30, 2006, other income and expenses, was net expense of $660,000. The principal component was cost of $870,000 related to the termination of the agreement to sell the Center business. For the comparable period in 2005, we reflect net expense of $976,000 due mostly to net interest expense on debt.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company's principal sources of liquidity have been proceeds from issuances of common stock and debt, as well as, most recently, the proceeds from the sale of the AC business in March, 2006. At September 30, 2006, the Company had $5.7 million in unrestricted cash. To date, the Company has yet to achieve bottom-line profitability on a sustained basis. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers.

     Proceeds received from the sale of the Associated Centers business on March 13, 2006 have been used or are reserved to be used in the foreseeable future to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payment can be made for claims BSML has agreed to indemnify Discus, ($3.5 million remaining in escrow as of September 30, 2006); to pay costs associated with the asset sale transaction, ($1.0 million); to pay outstanding legal bills related to the Discus patent litigation, ($5 million); to pay employee severance, ($1.2 million through July 1, 2006); to resolve certain outstanding sales tax issues related to the Associated Centers, (at least $2 million); and to pay potential income and other tax related to the Discus transaction, ($1.0 million). Any remaining proceeds will be used for working capital needs.

     The financial statements reflect a going concern basis of accounting. While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business operations, it is not certain that the Company will achieve bottom-line profitability on a sustained basis, especially in light of the continuing legal fees associated with the Company's litigation. In addition, a legal ruling restricted the use of $6.5 million of the Company's cash in connection with the on going litigation with Mayer, Brown, Rowe & Maw LLP. This amount is included in "Investments, restricted as to use" on the balance sheet. Furthermore, the Company has agreed to a standby $1.5 million writ of attachment in connection with the Smile, Inc. litigation, The Mayer Brown cash restriction and any other further cash restriction could have a significant adverse impact on the Company's ability to fund operations in the near term. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. The liquidity projections may improve or deteriorate depending on these changing conditions.

Cash Requirements

     During the last three years, the primary uses of cash were for funding of operations, opening new whitening centers, purchase of equipment and debt repayments. Some of the proceeds realized from selling the Associated Centers business in March 2006 were used to pay all outstanding debt. Therefore, in the near term, the primary use of cash is expected to be to support the Centers business and related corporate overhead expenses as well as the liquidation of litigation, tax, and other outstanding liabilities.

     The Company has the following contractual obligations as of September 30, 2006:

                                                          PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                           -------------------------------------------------------------------
                                                          LESS THAN        1-3           4-5         AFTER 5
CONTRACTUAL OBLIGATIONS                       TOTAL        1 YEAR         YEARS         YEARS         YEARS
----------------------------------------   -----------   -----------   -----------   -----------   -----------
Operating Leases........................   $    13,507   $     3,720   $     7,297   $     1,724   $       766

Service Contracts.......................   $       488   $       248   $       240            --            --
                                           -----------   -----------   -----------   -----------   -----------
Total Contractual Cash Obligations......   $    13,995   $     3,968   $     7,537   $     1,724   $       766
                                           ===========   ===========   ===========   ===========   ===========

SOURCES OF CASH, LIQUIDITY AND CAPITAL RESOURCES

In the 39 weeks ended September 30, 2006, net cash provided by operations was $2.2 million.

Cash provided from investing activities was $17.1 million. The Company had no material capital expenditures in the third quarter of 2006.

Net cash used in financing activities was $(19.1) million for the 39 weeks ended September 30, 2006.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe there has been no material change in the Company's exposure to Market Risk from that discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

     Company management is aware of certain deficiencies in the design or operation of the Company's disclosure controls and internal accounting controls.

     In connection with its audit of the Company's 2004 financial statements, Deloitte & Touche LLP, the Company's former independent registered public accounting firm reported that (1) inadequacies in the design and execution of the Company's internal control structure, and (2) improper application of accounting principles in accordance with GAAP, constituted material weaknesses in the Company's internal control structure for the year ended December 31, 2004. During 2005, the Company worked to improve its controls and reporting processes. These efforts included, among other actions, the engagement of outside consultants to identify solutions to control weaknesses and implement corrective actions, clear assignment of account responsibilities among the finance staff, more disciplined deployment of accounting close activities and requirements, along with additional oversight and review of accounting entries by finance management. As a result of these efforts, there has been improvement in the internal controls and reporting processes. In the course of the 2005 audit, there were relatively few adjusting entries required to finalize the Company's financial statements. The Company believes that all required adjustments have been made and are properly incorporated in the reported results of the Company for the year ended 2005. These efforts have continued during the first three quarters of 2006 and the Company believes that all required adjustments were made and properly incorporated in the reported results of the Company for the period ended September 30, 2006.

     The Company's management, with the participation of its Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. However, since the Company was in the process of selling its businesses during the first five months of 2006, there was a significant amount of its finance resources shifted to the sale of its businesses, with less emphasis on continued future process improvements. As a result of the decision to sell its operations, there was also a significant amount of turnover among the finance staff in the first two quarters of 2006. As a result of these factors, the Company's Principal Executive Officer and Chief Financial Officer have concluded that, while the Company's disclosure controls and procedures have improved in the third quarter 2006, they are not yet effective as of the period covered by this report.

     However, since the Company has decided recently to continue in the Centers business, Finance management has begun to stabilize its staffing by hiring a Director of Finance and an accountant, and to re-focus its efforts on its controls and reporting processes going forward. The Company has begun to make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting, and will continue these efforts during the remainder of 2006 with a goal of addressing any remaining deficiencies.

     There were no significant changes in internal controls during the last fiscal quarter, other than those referenced above that have materially affected internal control over financial reporting.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company is the subject of certain legal actions. Management believes that it has accrued the appropriate amount of liability for actions against the Company. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management's assumptions and the effectiveness of BSML's strategies related to these legal actions.

     The following matters pending on December 31, 2005 or commenced thereafter,
     ---------------------------------------------------------------------------
have been settled:
------------------

     BSML, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in federal court in California (the "Discus Patent Litigation"). This case was dismissed with prejudice in March 2006. The Company filed a complaint against Discus Dental, Inc. ("Discus") in July 2002, and added Salim Nathoo ("Nathoo") as a defendant in February 2003. As subsequently amended, the complaint asserted claims of patent infringement, misappropriation of the Company's trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo jointly and other claims against Discus and Nathoo, individually. Discus filed counterclaims seeking declarations of invalidity and non-infringement of several BriteSmile patents, and for other claims.

     On March 13, 2006, the parties settled all litigation proceedings between them, including the Discus Patent Litigation and the litigation described in the two following paragraphs. Discus and the Company agreed to settle the Discus Patent Litigation and the litigation described in the following two paragraphs for consideration to the Company of $8.7 million.

     BriteSmile Development, Inc. v. Discus Dental, Inc. BriteSmile Development, Inc. ("BDI"), a wholly owned subsidiary of BSML, Inc. filed in October 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus' Zoom! 2 tooth whitening system infringed a patent issued to BDI in October 2005. This case was dismissed in March 2006, as described above.

     BriteSmile v. Discus Dental, Inc., filed in May 2002 in California state court. The Company filed a complaint against Discus alleging state law causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, unfair business practices and related claims. This case was dismissed in March 2006, as described above.

     The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in June 2003 in federal court in Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company ("P&G"). In its complaint P&G alleged that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the "REM Group") had breached an agreement between the REM Group and P&G (the "Standstill Agreement") by entering into a binding memorandum of understanding (the "MOU") with the Company and BDI in May 2003. Montgomery is a former director of the Company, and Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the "Patents") were invalid and unenforceable, and that P&G's Whitestrips product did not infringe the Patents. In February 2004, the defendants filed an answer and counterclaims.

     In February 2006 the parties settled the litigation proceedings between them. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G agreed to pay $4 million. The Company recorded a gain of approximately $1.3 million from its portion of the settlement proceeds.

     Green River Junction v. BriteSmile, filed in November 2005, in Pennsylvania state court. In its complaint Green River Junction, Inc. ("Green River") sought to recover approximately $85,000 from the Company on breach of contract and related claims. BriteSmile denied the allegations of the complaint and filed an answer.

     In May 2006, the parties entered into a settlement agreement, whereby BriteSmile paid Green River $60,000 plus agreed to pay royalties on certain future revenues of the Company received from the QVC network until April 2008.

     BriteSmile v. Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery, filed in March 2006 in Utah state court. In its complaint, the Company asserted claims for breach of contract/specific performance, declaratory judgment, breach of fiduciary duty and punitive damages. These claims arose from the refusal of the defendants to sign documents confirming the assignment of certain patent rights to the Company as required under contracts with the Company.

     In May 2006, the parties agreed to settle the litigation proceedings upon defendants' agreement to sign assignment documents satisfactory to the Company.

     Gregg A. Coccari v. BriteSmile, Inc. commenced in August 2005 as an arbitration proceeding before the American Arbitration Association. In this proceeding, Coccari, the Company's former chief executive officer, asserted claims for breach of his employment contract with the Company, fraudulent inducement, negligent misrepresentation, violations of certain sections of the California Labor Code, tortious wrongful discharge in violation of public policy, and other state law claims relating to his alleged wrongful discharge by the Company. Coccari sought damages for alleged breaches of the termination and other provisions of the employment contract and under his state law claims, plus attorneys' fees and punitive damages. The Company denied Coccari's allegations and asserted counterclaims.

     In September 2006, the parties settled the arbitration proceeding. Under the settlement, the Company agreed to pay Coccari $700,000 (a portion of which was paid by the Company's insurance carrier) and that 160,000 of the 240,000 shares of the Company's common stock granted to Coccari in 2005 could be retained by Coccari. For his part, Coccari returned to the Company 80,000 shares of the Company's common stock and relinquished any rights to 600,000 options to purchase the Company's common stock. A liability equal to the value of this settlement has been accrued on the Company's September 30, 2006 balance sheet.

     Mayer, Brown, Rowe & Maw LLP v. BriteSmile, Inc. and BriteSmile Development, Inc., filed in California state court (the "Mayer Brown Action"). Mayer, Brown, Rowe & Maw LLP ("MBR&M"), the Company's former counsel in the Discus Patent Litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleged that MBR&M was entitled to more than $12 million in attorney's fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus Patent Litigation and other miscellaneous hourly fees. BriteSmile denied the allegations of MBR&M's complaint.

     Concurrently with filing its Complaint, MBR&M filed an application for a right to attach order, a writ of attachment, and a temporary protective order attaching $12,803,713 (the "MBR&M Application") of the proceeds obtained by the Company from its sale of the Associated Centers business to Discus. The Company opposed the MBR&M Application, but in April 2006, the court approved a writ of attachment on approximately $6.5 million of the proceeds received by the Company from Discus from the sale of the Associated Centers business

     In November 2006, the Company and MBR&M agreed in principle to settle the Mayer Brown Action. Under this agreement, the Company will pay MBR&M $5 million in satisfaction of all of the claims in the Mayer Brown Action. The settlement proceeds will be paid from the $6.5 million, held pursuant to the writ of attachment granted in April 2006 and has been fully accrued as a liability as of September 30, 2006.

     The following cases or claims remain active and pending against the
     -------------------------------------------------------------------
Company:
--------

     Smile Inc. Asia Pte. Ltd. v. BriteSmile filed in April 2002 in Utah state court. Smile Inc. Asia Pte. Ltd. ("Smile") sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company ("BriteSmile Management") for $10 million of claimed damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) for laser-aided teeth whitening devices by failing to fill orders and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, conversion, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The trial court recently dismissed the claims for unjust enrichment and conversion.

     In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile's names and marks in a fashion not permitted by the distributor agreement and opposing the Company's efforts to register its marks in Singapore.

     One of the principal defenses to Smile's claims is that the distributor agreement for the laser-aided teeth whitening devices expressly excludes "non-laser-aided teeth whitening products and processes" sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company's current light activated teeth whitening or retail products and cannot claim damages for BriteSmile's marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and will continue to defend these claims. In December 2006 the court will conduct an evidentiary hearing regarding the reliability of Smile's expert witness testimony. The court has vacated the trial date, previously set for November 28, 2006.

     On April 27, 2006, the court entered a prejudgment writ of attachment based on a stipulation of the parties whereby the court attached $1.5 million of the approximate $6.5 million that is currently subject to the writ of attachment issued in Mayer Brown litigation, as described above. In connection with the settlement of the Mayer Brown action, the Company will establish a separate account for the deposit of $1.5 million for the prejudgment writ of attachment.

     Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. In July 2003, Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery (collectively, "Oraceutical") and the Company and BDI entered into an Asset Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, as subsequently amended in November 2003, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired. The intellectual property acquired from Oraceutical was sold to Discus in March 2006. Following the sale to Discus and the settlement of the Discus Patent Litigation, Oraceutical asserted various claims against the Company, including that under the terms of the Purchase Agreement it is entitled to a portion of the consideration paid by Discus. The Company has denied the claims of Oraceutical, but agreed to arbitrate Oraceutical's claims. No date for an arbitration proceeding has been set.
         .
     The Company is also subject to legal proceedings and claims in the ordinary course of business, including claims of alleged personal injury, infringement of trademarks and other intellectual property rights. However, the Company believes any such claims that have been presented to the Company as of the date of this report are without merit and the Company will vigorously defend against any such claims.


ITEM 1A.  RISK FACTORS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
-------------------------------------------

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

THE ASSET PURCHASE AGREEMENT WITH DISCUS EXPOSES US TO CONTINGENT LIABILITIES.

     In connection with the sale of the Associated business to Discus, the Company agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or VAT tax obligations. A breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to continue the operations of the spas. An escrow account was established for $3.5 million from the Associated Centers' sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid.

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

     There are several requirements for the continued listing of our common stock on the Nasdaq SmallCap Market, including, but not limited to, maintaining a minimum bid price of $1.00 per share, maintaining total shareholders' equity of $2.5 million and maintaining an operating business.

     At various times in the past, we were not in compliance with one or more of the foregoing requirements, and received notices from Nasdaq to that effect. While we believe that we currently are in compliance with Nasdaq's continued listing requirements, we cannot guaranty that we will continue to be in compliance in the future. If we fail to comply with Nasdaq's continued listing requirements, our common stock may be delisted from Nasdaq.

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

OUR STOCK PRICE MAY BE VOLATILE AND YOU COULD LOSE ALL OR PART OF YOUR
INVESTMENT.

     We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including:

      o   quarter-to-quarter variations in operating results; and

      o   market conditions in the economy as a whole.

     The market price for our common stock may also be affected by our ability to meet investors' or securities analysts' expectations. Any failure to meet these expectations, even slightly, may result in a decline in the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources.

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

OUR SUCCESS WILL DEPEND ON ACCEPTANCE OF OUR LATW PROCESS AND POST-WHITENING MAINTENANCE PRODUCTS.

     We derive most of our revenues from our LATW procedures, one of many teeth-whitening solutions offered to consumers. We also market BriteSmile branded toothpaste, electric toothbrushes, mouthwash, the BriteSmile-to-Go pen, and post-whitening procedure touchups through our Centers and on our website. Our success will depend in large part on our ability to successfully encourage consumers to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company's LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

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

     Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers and a single manufacturer of our LATW systems. Effective April 2001, the Company's LATW systems are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi.

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

OUR FUTURE GROWTH WILL DEPEND IN PART ON ADDING NEW CENTERS.

     One driver of future growth will be expansion of the number of our Centers. We cannot give assurance that we will be successful in expanding the number of Centers or that such additions will achieve sales levels satisfactory to us. Demand for the Company's services and products is driven by consumers whose broad spending patterns are affected by general economic conditions. Over recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters.

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

     There is an expansive and growing portfolio of patents to protect the intellectual property rights licensed to us. In 2002, two patents relating to the LATW systems were granted, including a patent covering a method of whitening teeth by exposing teeth treated with transparent composition including a peroxide and photosensitizing compound to light, and a patent covering the light source. There are also a number of patent applications related to the composition of our whitening gel, tissue isolation useful in light-activated teeth whitening, our business method and our unique system of delivery of light to all teeth simultaneously. We also filed patent applications related to the BriteSmile-to-Go pen.

THE RIGHTS RELIED UPON TO PROTECT THE INTELLECTUAL PROPERTY LICENSED TO US BY DISCUS UNDERLYING OUR PRODUCTS AND SERVICES MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE THE TECHNOLOGY USED BY US AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     The rights licensed to us by Discus rely on a combination of trade secrets, copyright and trademark laws, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products and services. If these measures do not protect these rights, third parties could use the same technology we use, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products and services may breach their agreements with us or Discus regarding intellectual property, and we may not have adequate remedies for the breach. We or Discus also may not be able to effectively protect these intellectual property rights in some foreign countries. We also realize that our and Discus' trade secrets may become known through other means not currently foreseen by us. Notwithstanding our and Discus' efforts to protect this intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to the technology and products used by us without infringing on any of the intellectual property rights or designs we use.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN A LIMITED NUMBER OF
SHAREHOLDERS.

     Current directors and executive officers of the Company, or their affiliates, own and control more than a majority of the outstanding common stock of the Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of the Company's board of directors and any other matters requiring approval of the shareholders of the Company.

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

     Promotion and enhancement of the Company's brand will also depend on our success in consistently providing a high-quality customer experience for our teeth whitening services and satisfaction with our products. If customers do not perceive our service and product offerings to be of high quality, or if we introduce new services and products that are not favorably received, the value of the Company's brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of the Company, which could harm our reputation, reduce our net revenue and cause us to lose customers.

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

 10.39 Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

 10.40 $2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

 10.41 Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 8, 2005).

 10.42 Asset Purchase Agreement among BSML, BriteSmile International Limited, BriteSmile Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

 10.43 Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

 10.44 Contribution Agreement between BSML and BriteSmile Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

 10.45* Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 21, 2006).

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

BSML, INC.


NOVEMBER 14, 2006                                /S/ JOHN REED
-----------------                                -------------------------------
DATE                                             JOHN REED
                                                 CHIEF EXECUTIVE OFFICER
                                                 (PRINCIPAL EXECUTIVE OFFICER)


NOVEMBER 14, 2006                                /S/ KEN CZAJA
-----------------                                -------------------------------
DATE                                             KEN CZAJA
                                                 EVP, CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)