Form 10-K
period 2006-12-30
BSML INC
filed 2007-04-09
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

Commission file number: 1-11064

BSML, INC.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2007 was approximately $4,712,963.

The number of shares outstanding of the registrant’s common stock as of February 28, 2007 was 10,744,281.

Documents incorporated by reference. The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the June 2007 Annual Shareholders Meeting.

BSML, INC. AND SUBSIDIARIES

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

PART I.

ITEM 1.	BUSINESS

Overview

BSML, Inc. (“BSML” or the “Company” or “we”) is a Utah Corporation formerly known as BriteSmile, Inc. We formally changed our name to BSML, Inc. in the fourth quarter of 2006. Some of discussion in this Annual Report on Form 10-K regarding operations during 2006 and prior periods may reference our prior name of BriteSmile, Inc.

The Company and its affiliates develop, distribute, market, and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to us and our subsidiaries on a consolidated basis. Our operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and systems through independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale to Discus Dental, Inc., a California corporation (“Discus”), wherein Discus acquired the assets and the operations of our Associated Centers and substantially all of our intellectual property for approximately $26.8 million, plus the assumption of certain liabilities. Also, we settled our patent infringement litigation with Discus in exchange for a payment of $8.7 million, resulting in total consideration of approximately $35.5 million to BSML, prior to consideration of deal costs that totaled approximately $1.3 million, legal expenses and income taxes.

The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the continued operation of the Centers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties that may have infringed certain patents in the whitening strips field, which we retained under a license from Discus.

On January 13, 2006, the Company entered into a Limited Liability Company Membership Purchase Agreement (the “Purchase Agreement”) with Dental Spas, LLC, an Iowa limited liability company (“Dental Spas”), pursuant to which Dental Spas agreed to purchase the Company’s Centers business. The Purchase Agreement was subsequently terminated, prior to closing, in the second quarter of 2006.

Subsequent to the sale of the Associated Centers business, the Company principally operates its Centers business. The Centers business now consists of 17 Centers throughout the United States in which teeth whitening procedures are performed using the Company’s whitening technology. In addition, the Company sells retail teeth whitening products, including its BriteSmile-to-Go whitening pen, toothpaste and mouthwash products, directly and through third party retail channels.

In fiscal 2006, the Company experienced a number of other significant events:

•	We repaid all of our outstanding debt in March 2006 (approximately $19 million) as a condition of sale of the Associated Centers business.

•	We settled our litigation with The Procter & Gamble Company for $4 million, of which we received approximately $1 million.

•	As a result of the sale of the Associated Centers business, we terminated many of our executive management and corporate staff during April 2006.

•	In the fourth quarter of 2006, we engaged Dr. Julian Feneley as our Chief Executive Officer. Also, in the first quarter of 2007, we engaged Mr. Richard De Young as our Chief Financial Officer.

This Annual Report on Form 10-K presents financial information in Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Other Supplementary Data,” among other sections. Since the agreement with Dental Spas to sell the Centers business was terminated on May 1, 2006 and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses.

The Company maintains executive offices and principal facilities at 460 North Wiget Lane, Walnut Creek, California, 94598. Our telephone number is (925) 941-6260. The Company maintains a web site at www.britesmile.com. The information on our web site should not be considered part of this report on Form 10-K.

Marketing and Distribution

Our teeth-whitening procedures and products are marketed primarily via consumer advertising. We devote significant resources to direct-to-consumer marketing through a variety of channels including radio, print, TV, and on-line advertising. In addition, we distribute promotional certificates to consumers using e-mail and direct mailings. In the U.S., using a toll-free number, consumers can call our Call Center and speak to a trained advisor who can make an appointment at a Center for a whitening procedure. Since December 2005, the Call Center operation has been outsourced to Consolidated Market Response, a division of Consolidated Communications Holdings, Inc.

The Call Center is equipped with advanced telephone and computer equipment and can book appointments via the Company’s proprietary web-based scheduling system (the “Scheduler”). The Scheduler is a custom-developed software solution capable of tracking incoming calls as well as customer appointments, treatments performed in Centers and payments. The Scheduler enables management to closely monitor performance of advertising campaigns and call center advisors, Center operational and financial results.

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

Numerous manufacturers and individual brands compete in the various product arenas. Companies continue to enter the LATW arena with products of their own. Some of these companies are also in the professional teeth whitening tray business. A significant development in 2001 was the launch of Crest WhiteStrips™, a new methodology for at-home whitening. These strips are sold over-the-counter and in dental offices. Many of these competing products have a treatment time substantially longer (weeks or more) than BSML’s LATW procedure, are less efficacious, and cause greater sensitivity.

When Discus acquired our Associated Centers business, it agreed not to use the intellectual property acquired from the Company to compete in the Center channel. However, Discus owns other tooth whitening technologies that could be used to compete against us in the Center channel.

Virtually all professional whitening systems use some form of peroxide, usually a hydrogen peroxide for in-office procedures, or, in the case of some at-home products, a milder carbamide peroxide. Our LATW system uses a 15% hydrogen peroxide solution, a relatively low percentage for an in-office procedure. As a result, our process has lower sensitivity relative to many competing systems.

We have obtained several independent clinical studies on safety and efficacy. These include studies at the University of Medicine and Dentistry of New Jersey, The Forsyth Institute, Loma Linda University, and New York University. These studies have proven the safety of our LATW process on teeth, gums and dental work and the efficacy of our technology.

In February 2003, the prestigious Journal of the American Dental Association published the first ever study to confirm the safety and efficacy of LATW. This study was conducted by the Forsyth Institute and used our LATW system. The study identified a reduction in the gingival index of recipients of the procedure that was statistically significant six months after the procedure.

Sources of Supply

We subcontract the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado. Peak Industries was acquired by Delphi Medical Systems in 2004. We believe we have and will continue to have access to sufficient quantities of goods and materials at competitive prices to enable us to operate effectively.

Fulfillment Services Agreement with Oraceutical

In 2004, we entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Robert Eric Montgomery (“Montgomery”), the Chairman & CEO of Oraceutical, LLC, was a member of our Board of Directors until September 2005 and a member of Britesmile Development Inc.’s Board of Directors until December 2005. BriteSmile Development Inc. is an affiliate of the Company.

Contractual Relationship with Centers

A licensed dentist and a dental hygienist or licensed dental assistant administer the Company’s LATW process at BriteSmile Centers. Typically, the dentists create a professional corporation (the “PC”), which enters into various agreements with the Company. Pursuant to such agreements, the licensed dentist has exclusive authority regarding dental matters, including administration of the LATW procedure. Pursuant to a Management Agreement between us and the PC, we manage the business and marketing aspects of the Center including provision and maintenance of furnishings and equipment, advertising and office space.

Patents, Trademarks and Licenses

Since inception, the Company has filed for and received many patents related to teeth whitening compositions, methods of tooth whitening, methods of LATW, compositions for use in LATW, peroxidase-activating oral compositions, compositions for making an artificial prosthesis, an adjustable articulated positioning device, a portable, high power arc lamp system, and a design for a device that provides light to teeth for whitening procedures. Similar patent applications have issued or are pending in various countries including the European Union, Canada, Japan and Australia. These patents and patent applications, along with the underlying technology, were sold to Discus. In connection with the sale, Discus granted the Company a license to all patents and know how relating to or used in the operation of the Centers business and a trademark license to use the BriteSmile tradename and marks in the Centers business and for licensed retail products for distribution in the retail channel. We also retained the right to prosecute any legal claims we currently have or may in the future have against infringers in the teeth whitening strip field where we retain exclusive rights under certain patents sold to Discus.

Governmental Regulations

Our business operations are subject to certain federal, state and local statutes, regulations and ordinances (collectively, “government regulations”), including those governing health and safety. The LATW system is categorized as a Class 1 Medical Device as defined by the United States Food and Drug Administration (“FDA”). In most states our teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry. In some states the BSML corporate structure and contractual relationships with PCs that provide LATW services to consumers must be reviewed by, and require the express approval of, that state’s agency governing the practice of dentistry (such as a Board of Dental Examiners). In those states, approval is necessary for our operation of Centers. To our knowledge, we have obtained all required government approvals for the Centers. We intend to continue to cooperate with state regulatory agencies and obtain all necessary governmental approvals.

We regularly monitor developments in government regulations relating to the practice of dentistry. We believe that we have, and will continue to, structure all of our agreements, operations and marketing in accordance with applicable government regulations.

Product Liability

From time to time, we may become subject to suits alleging negligence, product liability or related causes of action. Currently there are no such claims pending. The Company maintains product liability insurance coverage for its products and services with coverage limits of $5 million per occurrence and $5 million per year.

Employees

As of February 24, 2007, we had 48 full-time employees and 45 part-time employees, including professional and administrative personnel in the Centers. None of our employees are represented by a union, and we are not aware of any efforts to unionize any employees. We believe our labor relations are satisfactory.

Financial Information about Segments and Geographic Areas

Our business is focused on one industry segment: products and procedures to whiten teeth. All of our revenues and profits are generated through the sale and service of products for this one segment. Our profit and loss and our total assets for the last three fiscal years are reported in the financial statements included in Item 8 of this report. The reported amounts are prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. The continuing operations in the financial statements consist of revenues, costs of goods sold and Center and corporate operating expenses.

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

In connection with the sale of the Associated Centers business to Discus, the Company agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or value added tax obligations. An escrow account was established for $3.5 million from the Associated Centers’ sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid. A material breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to continue the operations of the Centers.

We are aware of one such potential dispute. Discus, the purchaser of our Associated Center business in March of 2006, has notified the Company of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question were a component of the assets sold to Discus. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife alleges that the termination of the distribution agreement was wrongful and, in response, has withheld payment of the receivables. Discus has notified the Company that it will seek relief for its losses which are subject to the Company’s indemnity obligations under the Asset Purchase Agreement between Discus and the Company as a result of this dispute.To the Company’s knowledge, no litigation has been filed by Longlife or Discus. After consulting with the Company’s legal counsel concerning this matter, management believes that likely damages will be immaterial to the Company’s results. Therefore, no provision for potential loss has been made in our results of operations for the year ended December 30, 2006. However, it remains possible that unfavorable resolution of any or all of the Longlife or Discus claims that may ultimately arise from this dispute could materially affect our results of operations in 2007 or subsequent years.

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

At various times in the past, we were not in compliance with one or more of the foregoing requirements, and we received notices from Nasdaq to that effect. Since our shareholders’ equity at December 30, 2006 was less than $2.5 million, we do not meet this requirement for continued listing on Nasdaq. Further, we cannot guaranty that we will be in compliance with applicable continued listing requirements in the future. Therefore, it is possible that our common stock may be delisted from Nasdaq.

If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease. If our common stock is not listed on the Nasdaq SmallCap Market, many potential investors will not purchase it, which would further limit the trading market for our common stock.

The Company’s certifying officers are not able to represent that the Company’s internal controls over financial reporting are functioning adequately to prevent material misrepresentation of the Company’s results of operations.

Extensive effort has been made to insure that the Company’s results of operations and financial position are fairly presented in accordance with accounting principles generally accepted in the United States of America. However, the sale of the Associated Centers business in the first quarter of 2006 was followed by significant reductions in staff. Also, the Company’s Chief Executive Officer and Chief Financial Officer have relatively short tenure in their respective positions and therefore have only limited experience with the Company’s internal controls over financial reporting. Further, we remain heavily dependent on legacy information technology systems that lack adequate documentation and require substantial manual supplementary efforts in support of some of our revenue recognition processes. These factors, singly and in combination, result in risk that the Company’s financial results could be materially misstated.

Our stock price may be volatile and you could lose all or part of your investment.

We expect that the market price of our common stock will be volatile. Stock prices have risen and fallen in response to a variety of factors, including quarterly variations in operating results and market conditions in the economy as a whole.

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

For 2006, we had net income of $4.4 million, including $17.9 million in income from discontinued operations. In 2005 and 2004, we had net losses of $17.8 million and $7.8 million, respectively. As of December 30, 2006, our accumulated deficit was $171.5 million. We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

Lease Renewal

All of our Centers operate their facilities under operating leases that expire at various dates through July 2015. As these leases expire, we may not be able to renew them at acceptable rates or at all. We are currently operating one Center on a month-to-month rental basis because that Center’s lease has expired. Higher lease rates will negatively affect our results of operations. If, in any case, we are required to relocate to a different facility, we will be subject to additional costs for new leasehold improvements and we may incur higher lease costs and /or loss of business, negatively impacting our results of operations.

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

We derive most of our revenues from our LATW procedures, one of many teeth-whitening solutions offered to consumers. We also market BriteSmile-branded toothpaste, mouthwash, the BriteSmile-to-Go pen, and post-whitening procedure touchups through our Centers, the QVC television network and on our website. Our success will depend in large part on our ability to successfully encourage consumers to switch from traditional and less expensive bleaching tray whitening methods to our LATW system, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

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

One driver of future growth will be expansion of the number of our Centers. We cannot give assurance that we will be successful in expanding the number of Centers or that such additions will achieve sales levels satisfactory to us. Demand for consumer spending which, in turn, drives our services and products is affected by general economic conditions. In recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters.

We may have problems financing our future growth.

Our growth strategy includes investment in and expansion of Centers throughout the United States and internationally, increasing awareness of the BriteSmile brand, and developing and marketing our brand name and retail products. To finance our prior growth we have sold debt and equity securities. Additional funds may be needed in the future for continued expansion. We cannot give assurance that additional financing will be available or that, if available, it will be on terms favorable to our stockholders or us. If needed funds are not available, we may be required to close existing Centers, and/or limit or forego the establishment of new Centers and the development of new products, or limit the scope of our current operations, which could have a material adverse effect on our business, operating results and financial condition. We may be required to take other actions that may lessen the value of our common stock, including borrowing money on terms that are not favorable to us. Raising the needed funds through the sale of additional shares of our common stock or securities convertible into shares of common stock may result in dilution to current stockholders.

Our ability to utilize our net operating loss carryforward may be limited or eliminated in its entirety.

We will recognize gains for federal income tax purposes on the sale of the assets in the sale of our Associated Centers business. We have a substantial net operating loss carryforward that we plan to use to offset our federal tax liability to the extent allowable, other than alternative minimum tax, generated from the sale of our Associated Centers business. Based on the final determination of the purchase price allocation of the Associated Centers business, we may be subject to additional tax in the Republic of Ireland above the federal income tax. If our net operating loss carryforward is found to be subject to annual limitations, then our federal tax liability and available cash proceeds after the sale may be materially different and our financial position could be adversely affected. As of December 30, 2006, we had net operating loss carryforwards of approximately $149.5 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

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

In addition, we recently sold our Associated Centers business to Discus. BriteSmile products and services offered through our Centers will compete directly with BriteSmile products and systems now marketed by Discus and offered through existing independent dental offices.

We may experience shortages of the supplies we need because we do not have long-term agreements with certain suppliers and rely on sole sources for key equipment.

Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 LATW system was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers, but only one manufacturer of our LATW devices. Effective April 2001, the Company’s LATW devices are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi.

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

We operate our Centers using intellectual property under a license granted to us by Discus Dental, and we cannot guarantee that competitors will not infringe the underlying patents or that certain patents that we have applied for will be granted.

In connection with the sale of our Associated Centers business to Discus, we sold all of our intellectual property to Discus, but we retained a license from Discus permitting us to utilize the intellectual property to operate our Centers business and manufacture and sell our retail products.

We sold Discus an expansive portfolio of patents to protect the intellectual property rights licensed to us, including a patent covering a method of whitening teeth by exposing teeth treated with a transparent composition to light and a patent covering the light source. There can be no assurance that Discus will prosecute patent applications that are valuable to our business or pursue infringement claims against third parties who may infringe the intellectual property rights we sold to Discus. Failure by Discus to protect these intellectual property rights may have an adverse effect on our business.

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

Third parties may assert infringement or other intellectual property claims against us. In the event of such a suit, and further assuming a resolution to such a suit that is unfavorable to us, we may have to pay substantial damages for past infringement if it is ultimately determined that our products or services infringe a third party’s proprietary rights. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if these claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Notwithstanding the foregoing, we are not aware of any infringement claims asserted against us by others.

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

The light used in the LATW systems is categorized as a Class I Medical Device as defined by the Food and Drug Administration (“FDA”). As long as the light is used specifically to perform cosmetic dental procedures (teeth whitening), it is not subject to the FDA’s pre-market notification requirements, although we are subject to FDA requirements regarding handling of complaints and other general FDA record keeping standards. There can be no assurance that some or all of the existing FDA regulations will not change significantly or adversely in the future, or that we will not become subject to compliance with additional and stricter FDA regulations which could, in the future, affect our revenue.

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

We believe that establishing and maintaining brand identity and brand loyalty is critical to attracting customers and strategic partners. In order to attract and retain these groups and respond to competitive pressures, we intend to continue advertising spending to create and maintain brand loyalty. However, as a result of the sale of our Associated Centers business, we reduced spending on advertising. We do not yet know if the reduced advertising will result in a material reduction in revenues. We believe that advertising rates, and the cost of advertising campaigns in particular, could increase in the future. If our branding efforts are not successful, our results of operations could be adversely affected.

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

Because of the nature of the dental device industry, there can be no assurance that we will not be subject to claims against us related to our products or services. Our products come into contact with vulnerable areas of the human body, such as the mouth, tongue, teeth and gums, and, therefore, the sale and support of dental products makes us susceptible to the risk of such claims. A successful product liability claim arising as a result of use of our products or services, or the negative publicity brought up by such claim, could have a material adverse effect on our business. We maintain product liability insurance with coverage limits of at least $5 million per occurrence and $5 million per year. While we believe that we maintain adequate insurance coverage that is reasonable and customary for our business, there can be no assurance that the amount of insurance will be adequate to satisfy claims made against us in the future, or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates its 14,162 square foot corporate office facility in Walnut Creek, California on a month-to-month rental basis. This facility is used for administration and general office purposes.

Sixteen of the Centers are under operating lease agreements expiring from September 2007 through July 2015. One Center is operating on a month-to-month rental basis. Each Center lease covers prime street-level retail spaces, with square footage ranging from 1,800 to 5,200 square feet, and feature improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment.

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

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of December 30, 2006. This conclusion has been developed in consultation with outside counsel handling BSML’s defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions as well as the actual outcomes, whether in settlement or as a result of rulings or decisions, of the pending litigation.

The following cases or claims remain active and pending against the Company:

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint seeks $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement for laser-aided teeth whitening devices with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, fraudulent inducement, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, constructive trust, alter ego, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The answer denies all material allegations in the complaint. The counterclaim alleges that Smile breached the distributor agreement by interfering with BriteSmile’s names and marks by opposing the Company’s efforts to register its marks in Singapore.

One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile had no rights to market and sell the Company’s current light activated teeth whitening system or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is the fact that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and damages, and will continue to defend these claims.

During multi-day hearings held in October, November and December 2006, the court heard arguments and granted in part the Company’s motion for summary judgment dismissing Smile’s claims for conversion, unjust enrichment, civil conspiracy, interference with contractual and economic relations, and constructive trust. In addition, the court ruled that Smile is not entitled to recover prejudgment interest on a lost profits award, if any.

On February 28, 2007, the court held the first day of an evidentiary hearing regarding the reliability of Smile’s expert witness testimony on lost profits damages.

The Company is subject to a prejudgment writ of attachment in the amount of $1.5 million based on a stipulation of the parties. No trial date is currently set.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. In July 2003, Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery (collectively, “Oraceutical”) and the Company and BDI entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, as amended, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired.

The intellectual property acquired from Oraceutical was sold to Discus in March 2006. Following the sale to Discus and the settlement of the Discus Patent Litigation, Oraceutical asserted various claims against the Company, including that the value of the settlement of the Discus patent litigation exceeded $8.7 million and that under the terms of the Purchase Agreement, Oraceutical would be entitled to a portion of such excess. The Company has denied the claims of Oraceutical, but is in continuing discussions with Oraceutical to seek to resolve the outstanding issues.

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

The following claims have been settled or dismissed prior to February 28, 2007:

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). This case was dismissed in March 2006 in connection with the sales transaction with Discus Dental, Inc. (“Discus”). The Company filed an initial complaint against Discus in July 2002. As subsequently amended, the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleged misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleged that Nathoo and Discus conspired to misappropriate BSML’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The Company sought a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, and other relief.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus patent litigation. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million paid by Discus for the Associated Centers business and the Company’s intellectual property was in settlement of the Discus Patent Litigation and the litigation described in the following paragraph. The Discus Patent Litigation has now been dismissed.

BriteSmile Development, Inc. v. Discus Dental, Inc. BSML Development, Inc. (“BDI”), a wholly owned subsidiary of BSML, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005, because it employed a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.

On March 13, 2006 the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million paid by Discus for the Associated Center business and the Company’s intellectual property was in settlement of this litigation and the Discus Patent Litigation. This litigation between the Company and Discus has now been dismissed.

BriteSmile Inc. v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. This case was dismissed in March 2006 in connection with the sales transaction with Discus. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, as described above. This litigation between the Company and Discus has now been dismissed.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company

(“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BSML Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Crest Whitestrips™ product did not infringe the Patents.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the Patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips™. The counterclaims further alleged that P&G actively induced infringement of the patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips™ products to others for resale.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G paid $4 million of which the Company to received approximately $1.0 million, with the remainder paid to the Company’s legal counsel in the matter and to the REM Group.

Gregg A. Coccari v. BriteSmile, Inc., an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company’s CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. The Company deemed that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claimed that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleged that his termination by the Company was in retaliation for unspecified actions by Coccari. This matter was settled in February 2007. Under the terms of the settlement, Mr. Coccari received approximately $700,000 in cash payments, of which $200,000 was paid by the Company’s insurance carrier, and 80,000 shares of the Company’s common stock valued at approximately $120,000. As of December 30, 2006, the Company had accrued the full cost of this settlement.

Mayer, Brown, Rowe & Maw LLP v. BSML, Inc. and BSML Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in BSML, Inc. v. Discus Dental, Inc., filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleged that MBR&M was entitled to more than $12 million from the Company in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus patent litigation. On November 17, 2006, the Company and MBR&M agreed to a settlement under which the Company paid MBR&M a total of $5 million in full settlement of all outstanding claims. Related litigation matters were subsequently dismissed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on October 31, 2006 and the shareholders voted on the following proposals:

Proposal #1 – To elect seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall qualify.

Proposal #2 – To approve an amendment to the Company’s Articles of Incorporation to change the Company’s name from “BriteSmile, Inc.” to “BSML, Inc.”

The voting results of the proposals are shown in the following table:

	Votes for	Votes against or withheld	Abstentions
Proposal #1:
Mr. Pilaro	9,336,792	44,062
Mr. Peters	9,336,792	44,062
Mr. Thompson	9,336,792	44,062
Mr. Schechter	9,336,792	44,062
Mr. Pierce	9,336,939	44,433
Dr. Feneley	9,336,604	44,250
Mr. Reed	9,336,939	44,915
Proposal #2	9,293,864	3,360	83,630

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the Nasdaq SmallCap Market System under the symbol “BSML” The following table sets forth, for each full quarterly period during 2006 and 2005, high and low closing sales price information as reported by Nasdaq or other electronic services, as the case may be.

	High	Low
Quarters Ended:
December 30, 2006	$2.50	$1.52
September 30, 2006	$3.30	$2.20
July 1, 2006	$3.23	$0.81
April 1, 2006	$1.99	$1.10

Quarters Ended:
December 31, 2005	$1.74	$0.27
September 24, 2005	$4.20	$0.81
June 25, 2005	$4.99	$3.01
March 26, 2005	$7.40	$3.10

As of February 28, 2007, there were 264 holders of record of the Company’s common stock (counting Cede & Company as one holder of record). This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception and currently has no plan to do so in the future.

Recent Sales of Unregistered Securities

There were no sales of securities in 2006. The Company registered shares in January 2005 related to the convertible debt financing that occurred in December 2004. The Securities and Exchange Commission declared the registration statement effective in February 2005. See “Convertible Debt” in Note 8 to the financial statements.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) as well as through separate agreements. For the period ended December 30, 2006, options for 40,000 shares of common stock were granted, none were exercised and 591,579 were forfeited. As of December 30, 2006, 487,490 options for shares of common stock remain outstanding. The exercise prices of the outstanding options range from $0.58 to $67.50 per share. Most of our options vest and become exercisable in increments over time.

In addition to stock option activities, 574,290 shares of restricted stock were granted to our current Chief Executive Officer in November 2006. Of this amount, 114,858 shares vested immediately and additional amounts of 114,858 shares vest on the next four anniversaries of the date of grant. In connection with this grant, stock compensation expense of approximately $263,000 was recognized in 2006.

Also, 240,000 shares of restricted stock were granted to our then Chief Executive Officer in January 2005. Some 80,000 of these shares vested immediately. This individual resigned later in 2005, forfeiting the remaining 160,000 shares of the restricted stock grant. Related to settlement of legal action with this individual, an additional 80,000 shares were subsequently awarded to him.

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

The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of earnings and consolidated balance sheets for the periods indicated are derived from the consolidated financial statements of the Company. The Company’s year-end is the last Saturday in December. The data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes thereto.

	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	December 28, 2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,734	$5,518	$18,880	$5,884	$3,527
Total assets	18,065	27,842	45,075	38,016	31,099
Long-term obligations, less current maturities	—	—	15,650	5,294	13,332
Shareholders’ equity (deficit)	2,482	(2,451)	12,582	12,624	3,799

	Fiscal Year Ended
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Total revenues, net	$26,214	$21,754	$21,857	$18,744	$15,022
Operating and occupancy costs	14,203	13,774	11,335	11,116	17,409
Selling, general and administrative expenses	19,516	21,516	17,280	23,297	10,574
Depreciation and amortization	1,618	1,897	3,362	4,771	3,431
Restructuring expense	—	—	142	—	—
Loss from operations	(9,123)	(15,433)	(10,262)	(20,440)	(16,392)
Amortization of discount on debt	(530)	(2,606)	—	—	—
Gain on mark-to-market of financial instruments related to convertible debt	—	3,811	1,060	—	—
Loss on early extinguishment of debt	(5,039)	—	—	—	—
Gain on settlement of legal claim	1,257	—	—	—	—
Loss from continuing operations	(13,545)	(15,765)	(10,181)	(18,878)	(19,135)
Income (loss) from discontinued operations (1)	17,914	(2,007)	2,361	4,296	364
Net income (loss)	4,369	(17,772)	(7,820)	(14,582)	(18,771)
Net income (loss) attributable to common shareholders	4,369	(17,772)	(7,820)	(14,582)	(19,078)
Net loss per common share from continuing operations, basic and diluted	$(1.28)	$(1.50)	$(0.99)	$(2.79)	$(3.15)
Net income (loss) per common share from discontinued operations, basic	$1.70	$(0.19)	$0.23	$0.63	$0.06
Net income (loss) per common share from discontinued operations, diluted	$1.69	$(0.19)	$0.21	$0.63	$0.06
Net income (loss) attributable to common shareholders, basic and diluted	$0.41	$(1.69)	$(0.76)	$(2.15)	$(3.14)
Weighted average shares outstanding-basic	10,557,239	10,543,553	10,291,714	6,778,111	6,068,530
Weighted average shares outstanding-diluted (2)	10,574,606	10,543,553	11,073,098	6,778,111	6,068,530

(1)	Includes gain on sale of assets, net of tax, of $14,591 and gain on settlement of litigation, net of tax, of $3,323.
(2)	Shares shown are used in the determination of per share income only if the result is not anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income and sales taxes, warranty obligations, financing operations, leases, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. Unless specified to the contrary herein, references to the Company or to BSML refer to us and our subsidiaries on a consolidated basis. Our operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). The Company previously also offered its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc. to sell its Centers business, but this agreement was terminated on May 1, 2006. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses. In March 2006, we completed the sale of our Associated Centers business. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. There are no assets or liabilities of the Associated Centers business as of December 30, 2006. The assets and liabilities relating to the Associated Centers business as of December 31, 2005 have been segregated as held for sale on the balance sheet as of December 31, 2005.

Our products and services are ultimately directed to domestic consumers in the marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. Our primary source of revenue is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through our Centers in the United States. Currently, there are 17 BriteSmile Centers in eleven metropolitan areas of the United States. We promote demand for our products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

We focus on optimizing the productivity of the existing base of Light Assisted Teeth Whitening (“LATW”) systems, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue, and also on growing the number of LATW systems deployed in the marketplace. Our marketing initiatives are carefully constructed and monitored in such a way that we can determine their impact on revenue generation.

In addition, we seek to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and equipment lease expenses, employee salaries and marketing expenses.

We initially focused on building the footprint of our Center network and building brand awareness. After opening four new Centers since the end of 2004, we have focused on increasing operating efficiency through higher productivity of our Centers and, following the sale of our Associated Center business, staff reductions at the corporate level. We believe that future growth in revenue and earnings will primarily stem from higher productivity of our Centers, expansion of our Center network into existing or new markets and the introduction of new products and procedures into our Centers.

We are party to ongoing litigation. We believe we have adequately provided for our exposure, but the outcome of matters under litigation is inherently uncertain. Adverse outcomes that exceed our current provisions could have a material effect on our future results of operations.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At December 30, 2006 and December 31, 2005 the deferred revenue balances associated with the SmileForever program were $3.9 million and $1.5 million, respectively.

Prior to the sale of the Associated Centers business, the Company’s operations in that business involved the shipment of key cards and activation codes to Associated Center, thereby permitting them to perform procedures. As regards domestic Associated Centers, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized the revenue over the estimated performance period. As regards its customers outside of the United States, primarily distributors who sold to dentists, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized related income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales was deferred if any of the components necessary to perform the procedure had not been sent to the dentist or distributor. The Company’s policy was to refuse return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

All revenues for the Associated Centers business in 2006, 2005 and 2004 are considered part of discontinued operations, and thus are not separately presented on the income statement. See Note 3.

Deferred Contract Costs

During 1999, the Company granted warrants to Orthodontic Centers of America (“OCA”) in consideration of OCA installing the Company’s BS3000 machines in OCA centers. The value of the warrants was capitalized as deferred contract costs and, prior to the sale of the Associated Centers business in March 2006, was being amortized as a reduction of revenue over the life of the agreement (approximately 10 years). The value of the deferred contract costs was a component of the sale of the Associated Centers business and the Company no longer has any deferred contract costs.

During 2003, the Company introduced the Magic Mirror, a marketing product designed to show potential customers what their teeth will look like after an LATW procedure. Prior to the sale of the Associated Centers business, the Company provided the Magic Mirror to Associated Centers under five-year contracts to purchase a minimum number of key cards each month. In accordance with EITF 01-09, “Accounting for Consideration Given to a Vendor by a Customer (Including the Reseller of a Vendor’s Products)”, the associated revenue and cost of the Magic Mirrors provided to customers was capitalized and amortized to revenue and cost of goods sold over the life of the contract. Subsequent to the sale of the Associated Centers business, which included the deferred revenues associated with Magic Mirror, the Company no longer has any deferred revenues associated with Magic Mirror.

Inventories

Inventories are stated at the lower of average cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Equipment and Improvements

The Company evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2006, a loss on disposal of property and equipment was recognized in the approximate amount of $120,000. No impairment of property, equipment and improvements was recognized. In 2005, a loss on disposal of property, equipment and improvements for $334,000 was recognized, including impairment of lighting devices that, in management’s opinion, were not feasibly recoverable from foreign countries.

Valuation of Financial Instruments Related to Convertible Debt

The convertible debt issued by the Company in 2004 was paid in full at the principal amount of $12.0 million, plus accrued interest, in March 2006 from the proceeds of the sale of the Associated Centers business to Discus Dental, Inc. (“Discus”). All remaining unamortized discount as of the payment date was recorded as a $5.0 million loss on early extinguishment of debt. Similarly, all of the financial instruments relating to the Company’s convertible debt were extinguished when the convertible debt was paid in March 2006. The following discussion describes the issuance and treatment of the Company’s convertible debt and the financial instruments relating to it prior to the payment of the debt.

In December 2004, BSML sold to six investors in a private placement $12 million of Convertible Debt that was to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt was convertible into common shares of the Company at a conversion price of $7.61 per share, which was 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also had an additional investment right that gave the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together comprised the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

In accordance with APB No. 14, the Company accounted for the Financial Instruments Related to Convertible Debt – Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was recorded as a current liability and was marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of September 4, 2005, the Additional Investment Rights expired; the value of the financial instruments was written off.

In accordance with SFAS No. 133 the Company accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was recorded as a long term liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005. There was no corresponding mark to market adjustment in 2006 because the debt was repaid in March 2006.

The discount on the Convertible Debt was being amortized to interest expense over the life of the Convertible Debt using the effective yield method. The Convertible Debt accrued interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest was payable quarterly in arrears.

Center Closures

The Company has recorded reserves in connection with Center closures. These reserves, which are periodically adjusted, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to closures may differ from these estimates. In total, the Center closure reserve decreased $0.2 million in the year ended December 30, 2006 to a total of approximately $0.4 million.

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $950,000 through December 30, 2006 for potential additional sales tax liability related to these assessments and related state sales tax matters.

The Company may further increase its tax reserve in 2007 in response to tax assessments received to date. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial grounds for its position. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Results of Operations

The following are explanations of significant changes for 2006 compared to 2005:

Revenue increased 20% from $21.8 million in 2005 to $26.2 million in 2006. Procedure price reductions made in the second quarter of 2006 drove increased procedural volume, compared to 2005. Also, the recognition of SmileForever revenue, which is deferred at the point of sale of the SmileForever maintenance contract and amortized over the contractual term, increased by $1.2 million in 2006, compared to 2005. Although SmileForever revenue is expected to grow in 2007, future growth rates attributable to whitening procedures, our current retail product offerings and our current network of dental centers may be lower than in 2006 because procedural growth in 2006 was driven by price reductions that are unlikely to be repeated. Network expansion or new product offerings may increase our rate of sales growth.

Operating and occupancy costs increased 3%, from $13.8 million in 2005 to $14.2 million in 2006, primarily as a result of higher salary and benefit expenses of Center personnel.

Selling, General and Administrative Expenses fell 9%, totaling $19.5 million in 2006 compared to $21.5 million in 2005. Advertising expenses were reduced by $1.2 million, from $7.0 million in 2005 to $5.8 million in 2006.

Depreciation and Amortization expense decreased 15% to $1.6 million in 2006 from $1.9 million in 2005 primarily as a result of certain assets reaching the end of their depreciable lives and of the elimination of amortization of intellectual property included in the sale of the Associated Centers business.

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt. To reflect the fair value in each reporting period, the Financial Instruments Related to Convertible Debt was revalued and marked-to-market based on the then stock price with the resulting gain or loss reflected in the income statement. No gain or loss occurred in 2006 as the convertible debt was paid off in first quarter 2006. The total mark-to-market adjustments on convertible note instruments in 2005 resulted in a gain of approximately $3.8 million.

Amortization of discount on convertible debt. The convertible debt issued in December 2004 was valued net of discount. That discount was being amortized over the life of the debt using the effective interest method up until the date the debt was paid in March 2006, resulting in $530,000 of amortization in 2006. The debt was outstanding the full 52 weeks of 2005, when we recorded $2.6 million of amortization. The unamortized debt discount remaining when the debt was paid off in March 2006 was recorded as a $5.0 million loss on the early extinguishment of debt. There was no comparable extinguishment of debt in 2005.

Gain on settlement of legal claim. In the second quarter of 2006, we recorded a gain on settlement of a legal claim of approximately $1.3 million. The claim involved defense of our patent rights associated with teeth-whitening procedures.

Interest Expense decreased to $1.0 million in 2006 from $1.3 million in 2005 as a result of less debt outstanding, on average, due to our payment of debt instruments following the sale of the Associated Centers business.

Interest Income increased to $0.5 million from $0.3 million as a result of higher average cash balances, including cash accounts where the principal balance is restricted, following the sale of the Associated Centers business.

Other Income / (Expense) includes approximately $0.5 million in income in 2006, compared to $0.3 million in expense in 2005. The 2006 income primarily results from reversal of accruals related to indirect costs of the sale of the Associated Centers business.

Discontinued operations for 2006 resulted in a gain of $17.9 million as compared to loss of $2.0 million in 2005. The 2006 gain is the result of a $14.6 million gain on the sale of the Associated Centers business to Discus and a gain of $3.3 million related to litigation with Discus, net of $0.3 million in losses incurred in the operation of the Associated Centers during the first quarter of 2006. The 2005 loss is attributable to the operation of the Associated Centers during that period.

The following are explanations of significant changes for 2005 compared to 2004:

Revenues totaled $21.8 million in 2005, compared with $21.9 in 2004. Volumes and pricing were essentially flat during these two periods.

Operating and occupancy costs increased 22%, to $13.8 million in 2005 from $11.3 million in 2004, resulting from higher salaries, rent expense and other Center operating costs. These increases were driven by the addition of new Centers in 2005 and late 2004.

Selling, General and Administrative Expenses increased 25%, to $21.5 million in 2005 from $17.3 million in 2004. Advertising expense increased $1.5 million from 2004 to 2005. The balance of the increase in selling, general and administrative expense was primarily due to higher compensation costs of corporate personnel and the expense of Sarbanes-Oxley compliance efforts.

Depreciation and Amortization expense decreased to $1.9 million in 2005 from $3.4 million in 2004.

Restructuring Expense. In 2004, the Company recorded restructuring expense of $142,000 related to the closure of certain Centers. No similar restructuring expenses were recorded in 2005.

Gain on Mark-to-Market of Financial Instruments Related to Convertible Debt for 2005 was a gain of $3.8 million, compared to a 2004 gain of $1.1 million.

Amortization of discount on convertible debt. The convertible debt issued in December 2004 was valued net of discount. In 2005, we recorded $2.6 million of amortization with no comparable expense in 2004.

Interest Expense increased to $1.3 million in 2005 from $0.9 million in 2004 due to higher average balances of debt outstanding in the two periods.

Interest Income increased to $0.3 million in 2005 from $0.1 million in 2004, as a result of higher average cash balances.

Discontinued operations for 2005 and 2004 reflect the results of the Associated Centers business sold to Discus in March 2006. Discontinued operations resulted in a loss of $2.0 million as compared to income of $2.4 million in 2004 as revenues in the discontinued Associated Centers business fell 24% in 2005 compared to 2004.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt, as well as, most recently, the proceeds from the sale of the Associated Centers business in March 2006. At December 30, 2006, the Company had $4.7 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers. However, the Company has yet to achieve profitability from operations. Therefore, the Company may be required to raise additional funds through new debt or equity issuance. There can be no assurance that such funds will be available at an acceptable cost, or at all, and if that proves to be the case, the Company’s operations may be negatively impacted.

Proceeds received from the sale of the Associated Centers business on March 13, 2006 were used or are reserved to be used in the foreseeable future to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payments can be made for indemnity claims which may arise in connection with the sale of the Associated Centers business and intellectual property to Discus ($3.6 million in escrow as of December 30, 2006), to pay costs associated with the asset sale transaction ($1.3 million), to pay legal expenses related to the Discus patent litigation ($5 million), to pay employee severance ($1.2 million through July 1, 2006), to resolve certain outstanding sales tax issues related to the Associated Centers (at least $2 million) and to pay potential income tax and other taxes related to the Discus transaction ($0.6 million). Any remaining proceeds will be used for working capital needs.

The financial statements reflect a going concern basis of accounting. While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business operations, it is not certain that the Company will achieve operating profitability on a sustained basis. The Company does have, as of December 30, 2006, approximately $6.4 million in restricted funds included in “Investments, restricted as to use.” This amount includes a $1.5 million writ of attachment in connection with the Smile Inc. Asia Pte. Ltd. litigation (see Item 3, Legal Proceedings, above), the $3.6 million escrow established to indemnify Discus from claims arising from the March 2006 sale of the Associated Centers business and $1.3 million in other restricted deposits. The Discus escrow is scheduled to be released in June 2007, but the Company is aware of potential claims that may reduce the amount of funds to be released and / or delay the release. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. The liquidity projections may improve or deteriorate depending on these changing conditions.

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

The Company has the following contractual obligations as of December 30, 2006:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$11,355	$3,777	$6,427	$695	$456
Consulting and office equipment service contracts	457	231	202	19	5

Total contractual cash obligations	$11,812	$4,008	$6,629	$714	$461

Sources and Uses of Cash

In 2006, the Company used $3.0 million in cash in operating activities. The Company’s net income for 2006 was $4.4 million of which $17.9 million, net of tax, was from the gain on the sale of the Associated Centers business The Company had a net loss from operations of $13.5 million. Non-cash charges were a $7.9 million source of cash, including a $5.0 million loss on early extinguishment of debt and $1.6 million in depreciation. The operating activities of the Company’s discontinued operations were a $3.5 million source of cash, primarily due to settlement of legal claims against Discus concurrent with the sale of the Associated Centers business. Changes in working capital accounts and in other operating assets and liabilities used $0.8 million in cash. In 2005, the Company used $7.8 million in cash from operations. In 2004, the Company’s operating activities provided $1.0 million in cash.

In 2006, the Company’s investing activities were primarily related to the sale of the Associated Centers business that provided cash of $26.0 million after tax. Some of the cash received is reflected in an increase of $4.9 million in cash restricted as to use. Capital spending in 2006 was nominal. In 2005, the Company used $4.5 million in investing activities primarily related to the acquisition of property and equipment. In 2004, the Company used $2.1 million in investing activities related to the acquisition of property and equipment.

In 2006, the Company’s financing activities used $19.1 million entirely related to the payment of outstanding debt and lease commitments. In 2005, the Company used $1.1 million in financing activities, consisting of $1.6 million in debt payments offset by $0.5 million received from the exercise of stock warrants and options. In 2004, the Company’s financing activities were a source of $14.0 million, consisting of $11.2 million from issuance of debt, $6.3 million raised from issuance of common stock, $3.9 million used to pay debt and $0.4 million received from the exercise of stock options.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not undertake any specific actions to cover our exposure to interest rate risk, and we are not party to any interest rate risk management transactions. Following the sale of our Associated Center business in March 2006, we utilized the associated proceeds, in part, to entirely pay the debt existing as of the date of sale. No debt was added subsequent to the sale of the Associated Centers business and we had no debt as of December 30, 2006. We believe our exposure to foreign exchange rate risk is insignificant.

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

The Company’s management, with the participation of its Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. During the course of the evaluation, the additional procedures performed and controls instituted by the Company to enhance its internal controls and mitigate the effect of deficiencies and to prevent misstatements or omissions in its consolidated financial statements were considered. However, the sale of the Company’s Associated Centers business operations was followed by significant reductions in staff. Also, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer were hired in November 2006 and February 2007, respectively, and therefore have limited experience with the company’s internal controls over financial reporting. Further, we remain heavily dependent on legacy information technology systems that lack adequate documentation and require substantial manual supplementary efforts in support of some of our revenue recognition processes. As a result of these factors, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the period covered by this report.

The Company intends to make improvements to its policies, procedures, systems and staff who have significant roles in disclosure controls and in internal controls over financial reporting in order to address any remaining deficiencies and to demonstrate that its disclosure controls and controls over financial reporting are effective.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements

Exhibits
3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (filed herewith).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

23	Consent of Stonefield Josephson Inc. (filed herewith)

23.1	Consent of Deloitte & Touche LLP. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

By:	/s/ DR. JULIAN FENELEY
Dr. Julian Feneley
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ RICHARD DE YOUNG
Richard De Young
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. PILARO	Chairman of the Board of Directors	April 6, 2007
Anthony M. Pilaro

/s/ DR. JULIAN FENELEY	President, Chief Executive Officer and Director	April 6, 2007
Dr. Julian Feneley

/s/ BRAD PETERS	Director	April 6, 2007
Brad Peters

/s/ HARRY THOMPSON	Director	April 6, 2007
Harry Thompson

/s/ PETER SCHECHTER	Director	April 6, 2007
Peter Schechter

/s/ TIM PIERCE	Director	April 6, 2007
Tim Pierce

/s/ JOHN REED	Director	April 6, 2007
John Reed

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS

BSML, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BSML, Inc.

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of BSML, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the fiscal years in the period ended December 30, 2006 and December 31, 2005. We have also audited the schedule listed in item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSML, Inc. as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the fiscal years in the period ended December 30, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “ Share-Based Payment” (SFAS 123 (R)) on January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to achieve profitability and had an accumulated deficit of $171,460,000 and a working capital deficiency of $2,993,000 as of December 30, 2006 and incurred a net loss from continuing operations and net cash used by operating activities of $13,545,000 and $2,983,000, respectively, for the fiscal year ended December 30, 2006. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
April 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BSML, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of BSML, Inc. and subsidiaries (formerly BriteSmile Inc., the “Company”) for the year ended December 25, 2004. Our audit also included the financial statement schedule listed in Item 15 for the year ended December 25, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of BSML, Inc. and subsidiaries, for the year ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Oakland, California

March 25, 2005 (April 6, 2007 as to the effects of the discontinued operations described in Note 3 and to the financial statement schedule listed in Item 15)

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$4,734	$5,518
Trade accounts receivable, net	213	113
Inventories	1,273	776
Assets held for sale	—	11,699
Investments, restricted as to use	3,625	—
Prepaid expenses and other current assets	243	1,159

Total current assets	10,088	19,265

Property and equipment, net	4,258	5,961
Investments, restricted as to use	2,761	1,466
Other assets	958	1,150

Total assets	$18,065	$27,842

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,770	$3,695
Accrued liabilities	6,776	7,797
Accrual for Center closures	170	403
Gift certificate liability	1,775	1,235
Deferred revenue	2,590	1,195
Liabilities held for sale	—	805
Long-term debt with related party—current portion	—	6,024
Convertible debt—current portion	—	6,828
Convertible debt with related party—current portion	—	621
Financial instruments related to convertible debt—current portion	—	9
Capital lease obligation with related party—current portion	—	73

Total current liabilities	13,081	28,685

Long term liabilities:
Accrual for Center closures	258	242
Deferred revenue	1,352	313
Other long term liabilities	892	1,053

Total long term liabilities	2,502	1,608

Total liabilities	15,583	30,293

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,664,281 and 10,549,130 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	39	38
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at December 30, 2006 and December 31, 2005
Additional paid-in capital	173,903	173,340
Accumulated deficit	(171,460)	(175,829)

Total shareholders’ equity (deficit)	2,482	(2,451)

Total liabilities and shareholders’ equity (deficit)	$18,065	$27,842

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	2006	2005	2004
Revenues	$26,214	$21,754	$21,857

Operating costs and expenses:
Operating and occupancy costs	14,203	13,774	11,335
Selling, general and administrative expenses	19,516	21,516	17,280
Depreciation and amortization	1,618	1,897	3,362
Restructuring expense	—	—	142

Total operating costs and expenses	35,337	37,187	32,119

Loss from operations	(9,123)	(15,433)	(10,262)

Amortization of discount on debt	(530)	(2,606)	—
Gain on mark-to-market of financial instruments related to convertible debt	—	3,811	1,060
Loss on early extinguishment of debt	(5,039)	—	—
Gain on settlement of legal claim	1,257	—	—
Interest income	480	265	76
Interest expense	(1,044)	(1,307)	(855)
Other income / (expense)	469	(343)	(105)

Loss from continuing operations before income tax provision	(13,530)	(15,613)	(10,086)
Income tax provision	(15)	(152)	(95)

Net loss from continuing operations	(13,545)	(15,765)	(10,181)

Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax (fiscal year ended December 30, 2006, includes gain from sale of business of $14,591, net of tax, and gain on settlement of litigation of $3,323, net of tax)	17,914	(2,007)	2,361

Net income (loss) attributable to common shareholders	$4,369	$(17,772)	$(7,820)

Basic and diluted net loss per common share from continuing operations	$(1.28)	$(1.50)	$(0.99)

Basic net income (loss) per common share from discontinued operations	$1.70	$(0.19)	$0.23

Diluted net income (loss) per common share from discontinued operations	$1.69	$(0.19)	$0.21

Basic net income (loss) per common share	$0.41	$(1.69)	$(0.76)

Diluted net income (loss) per common share	$0.41	$(1.69)	$(0.76)

Shares used in computing net loss per common share from continuing operations, basic and diluted	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share from discontinued operations, basic	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share from discontinued operations, diluted	10,574,606	10,543,553	11,073,098

Shares used in computing net income (loss) per common share, basic	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share, diluted	10,574,606	10,543,553	10,291,704

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,369	$(17,772)	$(7,820)

Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,618	1,897	3,362
Loss on disposal of property and equipment	120	334	103
Amortization of discount on debt	530	2,606	315
Impairment charges	—	298	—
Gain on mark-to-market of financial instruments related to convertible debt	—	(3,811)	(1,060)
Gain on sale of discontinued operations	(17,914)	—	—
Loss on early extinguishment of debt	5,039	—	—
Expenses paid by related party	20	278	813
Costs recognized for issuance of stock and stock options	—	—	146
Stock compensation expense	544	504	—
Increase in variable deferred payments to a related party	—	—	2,217

Changes in assets and liabilities:
Trade accounts receivable	(100)	49	1,260
Inventories	(497)	772	111
Prepaid expenses and other	916	(442)	(105)
Other assets	(64)	(187)	(882)
Investments, restricted as to use	—	—	(486)
Accounts payable	(1,925)	(1,487)	(1,991)
Accrued liabilities	(1,156)	2,348	98
Store closure accrual	(217)	(106)	(330)
Deferred revenue	2,434	1,091	417
Other long term liabilities	(161)	41	151
Net cash provided by operating activities—discontinued operations	3,461	5,785	4,723

Net cash provided by (used in) operating activities	(2,983)	(7,802)	1,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment—continuing operations	(63)	(3,163)	(1,336)
Purchase of property and equipment—discontinued operations	—	(1,194)	(749)
Proceeds from assets held for sale—discontinued operations	26,022	—	—
Investments, restricted as to use	(4,920)	(137)	—
Proceeds from sale of investment	284	—	—

Net cash used in investing activities	21,323	(4,494)	(2,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(73)	(1,586)	(61)
Principal payments on long-term debt	(19,051)	—	(3,883)
Proceeds from issuance of convertible debt and related financial instruments, net	—	—	11,211
Proceeds from sale of common stock, net	—	—	6,339
Proceeds from exercise of warrants	—	300	—
Proceeds from exercise of warrants by related party	—	148	—
Proceeds from exercise of stock options	—	72	433

Net cash provided by (used in) financing activities	(19,124)	(1,066)	14,039

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(784)	(13,362)	12,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,518	18,880	5,884

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,734	$5,518	$18,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$516	$898	$306

Cash paid for income taxes	$90	$78	$95

SUMMARY OF NON-CASH INVESTING AND FINANCING ITEMS:
Conversion of debt, including accrued interest to equity	$—	$1,213	$—

Fair value of financial instruments related to debt financing arrangements	$—	$—	$6,095

Debt forgiveness by related party	$—	$225	$—

See accompanying notes to consolidated financial statements

BSML, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands)

	Preferred Shares	Common Shares	Common Stock at Par	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 27, 2003	—	9,525	$38	$162,823	$(150,237)	$12,624
Exercise of stock options		88		433		433
Stock option compensation cost				34		34
Exercise of warrants				112		112
Expenses paid by related party				813		813
Sale of common stock, net of fees of $411		733		6,339		6,339
Fair value of warrants issued to agent				47		47
Net loss and comprehensive loss					(7,820)	(7,820)

Balance at December 25, 2004	—	10,346	38	170,601	(158,057)	12,582
Exercise of stock options		17		71		71
Conversion of long term debt to common stock				1,213		1,213
Exercise of warrants		186		300		300
Exercise of warrant by related party				148		148
Non-cash compensation—stock grant		80		504		504
Expenses paid by related party				278		278
Donated capital by related party		(80)				—
Debt forgiveness by related party				225		225
Net loss and comprehensive loss					(17,772)	(17,772)

Balance at December 25, 2005	—	10,549	38	173,340	(175,829)	(2,451)
Stock option compensation cost				281		281
Expenses paid by related party				20		20
Non-cash compensation—stock grant		115	1	262		263
Net income and comprehensive income					4,369	4,369

Balance at December 30, 2006	—	10,664	$39	$173,903	$(171,460)	$2,482

See accompanying notes to consolidated financial statements

BSML, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

BSML, Inc. is a Utah corporation (“BSML” or the “Company”) formerly known as BriteSmile, Inc. The Company and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As described below, the Company’s Associated Center business was sold in March 2006. The Company’s business is focused on one industry segment: products and procedures to whiten teeth.

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc. to sell its Centers business, but this agreement was terminated on May 1, 2006. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held for use. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses. In March 2006, we completed the sale of our Associated Centers business. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. There are no assets or liabilities of the Associated Centers business as of December 30, 2006. The assets and liabilities relating to the Associated Centers business as of December 31, 2005 have been segregated as held for sale on the balance sheet as of December 31, 2005.

Going concern

To date, the Company has yet to achieve profitability. The Company has an accumulated deficit of $171,460,000 and working capital deficiency of $2,993,000 as of December 30, 2006 and net loss from continuing operations and net cash used by operating activities of $13,545,000 and $2,983,000, respectively, for the fiscal year ended December 30, 2006. At December 30, 2006, the Company had $4.7 million in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company’s outstanding long-term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from the debt holders. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty surrounding the outcome of legal claims against the Company and the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

While the financial results and statements have been presented assuming discontinuation of operations consistent with FAS 144 impairment analysis, the financial statements otherwise reflect a going concern basis of accounting. The Company cannot currently provide assurance that it can become profitable. If it cannot become profitable, and without additional financing, which may be impossible to secure, the Company may not have sufficient liquidity to support its operating requirements through 2007. In addition, it is possible that the Company will have additional cash demands as a result of unfavorable outcomes in pending litigation matters. Accordingly, BSML management believes that these factors raise substantial doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions. The accompanying financial statements do not include any adjustments that may be necessary if the Company unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The Company’s fiscal 2006 included 52 weeks while its fiscal years 2005 and 2004 included 53 and 52 weeks, respectively.

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

Cash and Short-Term Investments, Restricted as to Use

At December 30, 2006 and December 31, 2005, the Company had restricted cash balances of $6,386,000 and $1,466,000, respectively, relating to remaining funds to be received in connection with sale of the Associated Center business, collateralize letters of credit and merchant banking reserve requirements. The portion of restricted cash to be received in connection with the sale of the Associated Centers, approximately $3.6 million as of December 30, 2006, is currently expected to become unrestricted in the second quarter of 2007, although the Company has been notified of potential claims that may be made against this amount (see Note 14, “Subsequent Events”). Restrictions on the balance of the Company’s restricted cash may remain in place for many years or, in some cases, indefinitely.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and the revenue so allocated is then deferred and recognized over the contractual term. At December 30, 2006 and December 31, 2005 the deferred revenue balances associated with this program were $3.9 million and $1.5 million, respectively.

Prior to the sale of the Associated Centers business, the Company’s operations in this business involved the shipment of key cards and activation codes to Associated Centers, thereby permitting them to perform procedures. As regards domestic Associated Centers, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized the revenue over the estimated performance period. As regards its customers outside of the United States, primarily distributors who sold to dentists, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized related income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales was deferred if any of the components necessary to perform the procedure had not been sent to the dentist or distributor. The Company’s policy was to refuse return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

All revenues for the Associated Centers business in 2006, 2005 and 2004 are considered part of discontinued operations, and thus are not separately presented on the income statement. See Note 3.

Comprehensive Income

The Company has no comprehensive income other than as presented on its statement of operations.

Allowance for Doubtful Accounts: Trade

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of December 30, 2006, the Company’s trade accounts receivable were essentially all related to one customer that the Company deems credit worthy and therefore no allowance for doubtful accounts has been established. If the financial condition of this customer deteriorates, or if the Company establishes trade credit relationships with other customers, allowances may be required.

Activity in our allowance for doubtful trade accounts relating to discontinued operations for the Company’s fiscal quarter ended April 1, 2006 and for the fiscal years ended December 31, 2005 and December 24, 2004 is as follows (in thousands):

	2006	2005	2004
	(in thousands)
Balance, beginning of period	$269	$448	$467
Additions to allowance	(8)	(38)	174
Write-offs, net of recoveries	(114)	(141)	(193)
Balance included in sale of assets to Discus Dental	(147)	—	—

Balance, end of period	$0	$269	$448

Balances as of December 31, 2005 and December 24, 2004 are components of “assets held for sale” as of those dates.

Allowance for Doubtful Accounts: Non-trade

Per the terms of the sale of assets to Discus, the Company participates in collections from certain of Discus’ international customers. The Company holds a non-trade receivable in the amount of approximately $319,000 reflecting the gross potential amount to be collected. As collections of this amount are highly uncertain, the Company has created an allowance for doubtful non-trade accounts in the amount of $315,000.

Inventories

Inventories are stated at the lower of average cost or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions, as well as for damaged goods. If market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories consist primarily of teeth whitening products and components, marketing materials and displays, and replacement component parts for the teeth whitening systems. Inventories relating to discontinued operations for the Company’s fiscal 2005 have been presented as part of “assets held for sale” on the balance sheet as of December 31, 2005. See Note 3.

Property and Equipment

Property and equipment is stated at cost, or in the case of property and equipment under capital lease, at fair market value, at the date of inception. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Amortization expense related to assets under capitalized lease obligations is included in depreciation. Property and equipment for continuing operations consists of the following at year end 2006 and 2005:

	2006	2005
	(in thousands)
Furniture, fixtures and equipment (useful life of 3—7 years)	$6,884	$7,183
Leasehold improvements (useful life of 5—10 years)	12,110	12,155

	18,994	19,338
Less accumulated depreciation and amortization	(14,736)	(13,377)

Net property and equipment	$4,258	$5,961

Property and equipment, including property and equipment under capital lease, and related accumulated depreciation associated with discontinued operations have been presented as part of “assets held for sale” on the balance sheet as of December 31, 2005. See Note 3. Depreciation expense for the three years ended December 30, 2006, December 31, 2005 and December 25, 2004 was $1,618,000, $1,897,000 and $3,362,000, respectively.

Capital Leases

Prior to the sale of the Associated Centers business in March 2006, and throughout 2005 and 2004, the Company leased certain equipment from a related party. See Notes 6 and 11. As of December 30, 2006, the Company had no capital lease arrangements.

Advertising

Costs of advertising are expensed as incurred. Advertising costs related to continuing operations were $5.8 million, $7.0 million, and $5.5 million, for 2006, 2005, and 2004, respectively. Advertising costs related to discontinued operations, included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations, were $0.5 million, $4.4 million and $4.8 million for 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires that compensation cost relating to share-based payment transactions with employees be recognized in its financial statements. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ( APB ) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition. The Company has adopted SFAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in financial statements beginning January 1, 2006. Additionally, SFAS 123(R) requires that compensation cost for the portion of awards that were outstanding as of January 1, 2006, and for which the requisite vesting period was not completed as of January 1, 2006, to be recognized as the requisite vesting is rendered on or after January 1, 2006. Such compensation expense is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. SFAS 123(R) further requires that the tax benefits resulting from tax deductions in excess of the compensation cost recognized for related options be classified as financing cash flows rather than operating cash flows as required prior to the adoption of SFAS 123(R). None of the Company’s options were exercised during fiscal 2006, and the Company therefore had no such tax benefits relating to option exercises.

In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. The Company incurred no such development costs in 2006. For the Company’s fiscal 2005 and 2004, these costs are included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not generally perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed are carried at fair value less costs to sell.

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

Debt: As of December 30, 2006, the Company had no debt. Management believes the carrying amounts of the Company’s debt as of December 31, 2005 approximated their fair value. Some of the debt present as of December 31, 2005 was from related parties.

Financial Instruments Related to Convertible Debt: As of December 30, 2006, the Company had no convertible debt or financial instruments related to convertible debt. For the year ended December 31, 2005, the estimated fair value amounts of the Company’s Financial Instruments Related to Convertible Debt were determined using appropriate market information and valuation methodologies. In the measurement of the fair value of these instruments, the Black-Scholes option pricing model was utilized. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement until the Additional Investment Rights expired in September 6, 2005 at which time the liability was extinguished. The value of the Financial Instruments Related to Convertible Debt – Conversion Feature is treated as a liability and marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement for the life of the debt. Following the registration of the underlying shares related to the instrument in February 2005, the instrument was accounted for as equity.

Loss Per Common Share Basic net loss per common share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per common share is calculated as net loss divided by the weighted-average number of common shares including equivalent shares from stock options and warrants, using the treasury stock method, and convertible notes payable, provided that the result is not anti-dilutive. The following numbers of shares represented by options, warrants (prior to application of the treasury stock method) and convertible debt were excluded from the determination of diluted per share earnings because the result was anti-dilutive: 0.8 million, 3.4 million and 3.7 million in 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. Management is assessing the impact of adopting SFAS 159 and currently does not believe the adoption will have a material impact on our financial position, cash flows or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position as of the statement date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for fiscal years ending after December 15, 2008 and is will not be applied retroactively. The Company has evaluated SFAS No. 158 and does not believe its adoption will have a significant result on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has evaluated SFAS No. 157 and does not believe its adoption will have a significant result on its results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ( SAB 108 ). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have any impact on the Company s results of operations or financial condition.

In June 2006, FASB issued FASB Interpretation No. ( FIN ) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate the impact that the adoption of FIN 48 will have on its results of operations or financial condition. The Company does not expect the adoption to have a material impact on its results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Discontinued Operations

During 2005, the Company’s Board of Directors took various actions to evaluate the long-term prospects for continuing to operate our Associated Centers and Centers. These actions led to the hiring of an investment bank that identified potential buyers for the two operations. Prior to year-end, the Board of Directors and management had committed to a plan to sell both the Associated Centers and the Centers, a search had identified buyers where sales transactions appeared probable with in the next twelve months and the operations were ready for immediate sale. Subsequently, the Board of Directors cancelled plans to sell the Centers and operations relating to the Centers are continuing. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as assets held for use. The sale of the

Associated Centers was completed in March 2006. Therefore, the operations of the Associated Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus acquired the assets and the operations of the Associated Centers for approximately $26.8 million plus the assumption of certain operating liabilities. In the same transaction, the Company settled its litigation with Discus for $8.7 million, resulting in total consideration of approximately $35.5 million to the Company, prior to consideration of related deal costs, legal expenses and income taxes.

The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers Business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million paid by Discus for the Associated Centers business and the Company’s intellectual property should be in settlement of all litigation between the Company and Discus. All litigation between the Company and Discus has now been dismissed.

Based on the purchase prices described above for the sale of the Associated Centers business, the proceeds are greater than the carrying values of the assets and liabilities being sold and thus there is no impairment of the related recorded values.

Revenues from discontinued operations for the periods ended December 30, 2006, December 31, 2005 and December 25, 2004 were $3.0 million, $18.2 million and $24.6 million, respectively. Pretax income (loss) from discontinued operations for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 were $18.2 million, $(2.2) million and $1.4 million, respectively. The pretax income figure for 2006 includes a $17.9 million gain on sale of assets.

Assets and liabilities of the discontinued Associated Center operations are as follows (in thousands):

December 31, 2005
Assets held for sale:
Accounts receivable, net	$1,479
Inventories	140
Prepaid expenses and other current assets	220
Property and equipment, net	4,289
Intangibles, net	4,816
Other assets	755

Total assets held for sale	$11,699

Liabilities held for sale:
Gift certificates and prepaid appointments	60
Deferred revenue: current	745

Total liabilities held for sale	$805

These assets, net of liabilities, are presented as assets held for sale on the Company’s statement of financial position as of December 31, 2005.

4. Accrual for Store Closures

The following table sets forth the activity related to store closures during the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively (in thousands):

	Accrual for Store Closures at Beginning of Year	Restructuring Expense	Cash Paid	Accrual for Store Closures at End of Year
2006 Lease liability	$645	$—	$(217)	$428

2005 Lease liability	$751	$—	$(106)	$645

2004 Lease liability	$1,081	$142	$(472)	$751

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Salaries and benefits	$610	$905
Professional services	3,032	1,743
Property taxes	552	531
Sales taxes	950	2,395
Advertising	606	792
Other accrued expenses	1,026	1,431

Total	$6,776	$7,797

6. Leases

As of December 30, 2006, the Company is no longer party to capital leases, all such leases being fully paid and or cancelled subsequent to the sale of the Associated Centers business. The Company has engaged in lease financing in the past. The following is a description of those arrangements.

Effective December 2000, as amended, the Company secured a lease line of $15 million from Excimer Vision Leasing L.P. (“EVL”), a related party, as described in Note 11, for the lease of 3,000 BS3000 whitening devices, which were accounted for as capital leases. Under the terms of these leases, the Company paid (i) a fixed monthly payment of principal and interest of $75,000 per month and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices.

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

In January 2003, the Company and EVL further amended their capital lease agreement to provide that the variable rent portion of the monthly rental payments due for 2002 and 2003 be deferred until January 1, 2004. Interest payable on the deferred amount, was calculated at a rate equal to LIBOR as quoted by The Bank of Nova Scotia for the applicable adjustment dates for deposits in U.S. dollars for one month maturities, plus 200 basis points.

In November 2003 EVL agreed to accept 318,170 shares of restricted common stock of the Company in satisfaction of $4,040,750 of the Company’s obligation to pay variable rent, for the period from January 1, 2002 through October 31, 2003, which included all of the deferred amounts discussed above. The price for the shares under this agreement was $12.70 per share, the fair value as of the settlement date.

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

In accordance with the August 2004 amendment to its capital lease agreement, in February 2005 the Company paid $1.0 million in deferred capital lease payments due under the amended capital lease agreement with EVL for the variable rent portion of the monthly payment due beginning November 2003 through December 2004 and the fixed rent portion of the monthly payment due beginning January 2004 through December 2004, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points.

On July 12, 2005, the Company and EVL again amended the capital lease agreement to provide that on December 31, 2005, EVL was to sell to BSML each leased device remaining under lease at a price of $1 per device and the term of the lease was to end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BSML per the August 2004 amendment to the lease. The forgiveness of debt was recorded as a capital contribution in the amount of $225,000. As of December 31, 2005, the unpaid fixed rent on the capital lease was $73,000 and the full amount was current. This amount was paid during the fiscal year ended December 30, 2006.

Lease commitments:

Rental expense related to variable rent associated with the Associated Centers business was zero, $1,765,000, and $2,217,000, for 2006, 2005 and 2004, respectively.

The Company is party to leases for its Centers located through out the United States. These leases expire at various dates ranging from September 2007 through July 2015. The Company also rents space for one of its Centers and its corporate office space in Walnut Creek, California on a month-to-month basis. Future minimum payments under with initial terms of one year or more consisted of the following at December 30, 2006 (in thousands):

Operating Leases
2007	$3,777
2008	3,584
2009	2,843
2010	574
2011	121
Thereafter	456

Total minimum lease payments	$11,355

Rent expense attributable to continuing operations was $5.5 million, $5.0 million, and $4.4 million, for 2006, 2005 and 2004, respectively. The 2006 expense includes $0.7 million paid in consideration for canceling the future lease commitments associated with the Company’s corporate office lease.

7. Income Taxes

Income tax expense consisted of (in thousands):

	2006	2005	2004
Current:
Federal	$260	$—	$—
State	62	152	95

Total	$322	$152	$95

There is no provision for 2005 and 2004 for federal income taxes because the Company has incurred operating losses. Federal income taxes in 2006 result from application of Alternative Minimum Tax requirements.

Of the $322,000 provision for income taxes in 2006, $307,000 relates to discontinued operations and $15,000 relates to continuing operations.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2006	2005
Deferred tax assets:
Current:
Reserves and accruals	$892	$1,442
Other, net	19	33

Current deferred tax asset	911	1,475

Long-term:
Net operating loss carryforwards	58,822	60,718
Depreciation and amortization	1,477	2,443
Gain on mark-to-market adjustment on financial instruments	—	(1,949)
Stock based compensation	274	—
Other	474	730

Long-term deferred income tax assets	61,047	61,942

Total deferred tax assets	61,958	63,417
Valuation allowance	(61,958)	(63,417)

Net deferred tax assets	$—	$—

A reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	2006	2005	2004
Provision at statutory tax rate	34.0%	-34.0%	-34.0%
State income tax benefits, net of Federal benefit	1.3%	0.5%	0.8%
Non-deductible items	1.0%	3.3%	0.2%
Tax on foreign earnings at less that U.S. rates	0.0%	0.0%	-1.8%
Valuation allowance	-29.1%	31.0%	36.0%

Total	7.2%	0.8%	1.2%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1.5 million during 2006 and increased by $6.4 million during 2005.

As of December 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $149.5 million, which expire in the years 2009 through 2025, federal research and development tax credits of approximately $317,000, which expire in the years 2007 through 2019, and alternative minimum tax credit carryovers of $245,000. As of December 30, 2006, the Company had net operating loss carryforwards for state income tax purposes of approximately $107.7 million, which expire in the years 2007 through 2015.

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

8. Financing Arrangements

As of December 30, 2006, the Company had no outstanding debt financing arrangements. Following is a summary of the Company’s outstanding debt financing arrangements as of December 31, 2005 (in thousands):

	December 30, 2006	December 31, 2005
Preferred Stock – BDI, a related party	$—	$1,000
Note Payable to LCO, a related party, (net of discount of $0 and $1,018 respectively)	—	982
CAP America Trust Center Loan, a related party	—	1,551
EVL capital lease, a related party ,(See note 6)	—	2,491
Convertible debt, (net of discount of $4,172 and $6,302, respectively)	—	6,828
Convertible debt with related party, (net of discount of $379 and $573, respectively)	—	621
Financial instrument related to convertible debt – warrants		—
Financial instrument related to convertible debt – AIR	—	—
Financial instrument related to convertible debt – conversion option	—	9

Total outstanding debt	—	13,482
Less current portion	—	(13,482)

Long-term debt	$—	$—

The Company was required to obtain certain consents and approvals from shareholders to sell the Associated Centers. This action resulted in a contractual requirement for the Company to utilize proceeds received from the sale of the Associated Centers to pay down all of its outstanding debt. Due to this contractual obligation, all of the debt was classified as a component of current liabilities on the December 31, 2005 balance sheet. Following the close of the sale of the Associated Centers in March 2006, all debt was paid in full.

The following is a description of the Company’s past debt arrangements:

Preferred Stock – BDI

In August 2003, BDI issued $1.0 million of preferred stock to LCO. Dividends were computed at the 1-year LIBOR rate plus 2% and adjust annually on the anniversary date. The dividend rate was reset in August 2004 from 3.39% to 4.24%. Dividends were payable annually. The preferred stock was not convertible and was redeemable in the event of certain circumstances. The Company recorded this preferred stock as a current liability as of December 31, 2005 due to the requirement to redeem the preferred stock using the proceeds received from the sale of the Associated Centers. This preferred stock was redeemed in March 2006.

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans accrued monthly at a rate of 1-year LIBOR plus 200 basis points. The rate was reset every thirty days. The notes included detachable warrants to purchase 333,333 shares of common stock at $6.00 per share. The fair value of these warrants, $1,704,000, was recorded as debt discount and was amortized to interest expense, using the effective interest method. The carrying value at December 31, 2005 was $982,000, net of $1,018,000 unamortized discount. This note was originally due in two payments of $1 million each on May 9, 2008 and July 23, 2008, plus interest. However, the note was classified as a current liability as of December 31, 2005 due to the requirement to repay the debt using the proceeds received from the sale of the Associated Centers. This note was paid in full in March 2006.

Note Payable to EVL

In March 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan had a maturity date of May 10, 2006. Payments under the loan consisted of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. Fixed monthly payments of $12,500 were due during the loan period. Variable payments were $25 for each LATW procedure performed at the Company’s Centers. This note was paid in full in August 2004.

CAP America Trust Center Loan

In May 2003 the Company and CAP America Trust, a related party, entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BSML and CAP America Trust. The Company had drawn down $1.6 million under this loan as of December 25, 2005. This loan, together with interest at the rate of 6% per annum, was paid in full in March 2006.

Convertible Debt

The convertible debt outstanding at December 31, 2005 was paid in full in March 2006, and all of the financial instruments related to the convertible debt were paid and satisfied in March 2006, excepting only those financial instruments extinguished at an earlier date, as noted. The following discussion details the past accounting treatment of the convertible debt and its related financial instruments.

In December 2004, the Company sold to six investors in a private placement $12 million of Convertible Debt that was to be repaid over 36 months beginning in June 2006 in cash or registered stock. The Convertible Debt was convertible into common shares of the Company at a conversion price of $7.61 per share, which was 115% of the volume-weighted average price of the common stock during the 10-day period prior to the transaction date (the “Financial Instruments Related to Convertible Debt – Conversion Option”). In addition, the investors were issued five-year warrants to purchase 544,253 shares of common stock at an exercise price of $7.61 per share (the “Financial Instruments Related to Convertible Debt – Warrants”). The investors also had an additional investment right that gave the investors the option within 180 trading days to loan the Company up to an additional $4 million under the same terms (the “Financial Instruments Related to Convertible Debt – AIR”). The Financial Instruments Related to Convertible Debt – Conversion Option, the Financial Instruments Related to Convertible Debt – Warrants and the Financial Instruments Related to Convertible Debt – AIR together are the “Financial Instruments Related to Convertible Debt”. In connection with the December 2004 financing, the Company filed a registration statement with the SEC in January 2005 to cover the underlying shares for the transaction. The SEC declared the registration statement effective in February 2005.

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

In accordance with APB No. 14, the Company accounted for the Financial Instruments Related to Convertible Debt – Additional Investment Rights separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an expected life of 0.75 years. The value of the Financial Instruments Related to Convertible Debt – Additional Investment Rights has been recorded as a current liability and was marked-to-market based on the current stock price with the resulting gain or loss reflected in the income statement. As of September 4, 2005, the Additional Investment Rights expired; the value of this financial instrument was written off.

In accordance with SFAS No. 133 the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 0.600; an average risk-free interest rate of 3.50%; dividend yield of 0%; and an average expected life of 2.88 years. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was recorded as a liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year.

The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005.

The discount on the Convertible Debt was amortized to interest expense over the life of the Convertible Debt using the effective yield method. The Convertible Debt accrued interest at the greater of 5% or 6-month LIBOR plus 300 basis points (capped at 8%) payable in cash or registered stock. Interest was to be payable quarterly in arrears.

9. Shareholder’s Equity

In January 2004, the Company completed a private offering of 923,943 shares of unregistered common stock for total proceeds of approximately $8.5 million. The Company received proceeds of $1.7 million in 2003 and the balance of $6.8 million was received in January 2004. The Company filed a registration statement covering the shares in January 2004. The Securities and Exchange Commission declared the registration statement effective on February 17, 2004.

The Company’s shareholders authorized the creation of 5,000,000 shares of “blank check” preferred stock at the shareholder’s meeting held on September 30, 2005. None of these shares have been issued as of December 30, 2006.

The Company registered shares in January 2005 related to investment rights in the convertible debt financing that occurred in December 2004. See “Convertible Debt” in Note 8.

Valuation and Expense Information under SFAS 123(R)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires assumptions regarding future price volatility, expected life prior to exercise and expected future dividends. The Black-Scholes model also requires input of the risk-free Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. In its fiscal 2006, the Company assumed the following regarding stock-based awards:

	26 Weeks Ended July 1, 2006	26 Weeks Ended December 30, 2006
Risk-free interest rate	4.37%	4.37%
Expected life of options (yrs)	2.66	2.66
Expected volatility	121%	121%
Expected dividends	None	None
Forfeiture rate	27%	10%

The assumptions above are based on multiple factors, including historical exercise patterns of employees. We use historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical run-rate. Since we have never paid and do not expect to pay dividends, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve. We revised our expected forfeiture rate to 10%, effective July 2, 2006, to reflect the completion of restructuring efforts associated with the sale of our Associated Centers business in March, 2006. We generally use this forfeiture rate except in specific cases where termination is known or likely, in which case the forfeiture rate to be applied is adjusted accordingly.

For the fiscal year ended December 30, 2006, the Company recognized stock compensation expense related to stock options of approximately $281,000 as a result of the adoption of SFAS 123R. Based on current assumptions and options outstanding, the remaining fair value associated with stock options to be recognized as stock compensation expense in the future is approximately $19,000, essentially all of which is expected to be recognized in fiscal 2007; the weighted average remaining recognition period is approximately 5 months.

Additionally, the Company recognized employee stock compensation expense of approximately $263,000 related to a grant of 574,290 shares of restricted common stock during the fiscal year ended December 30, 2006. The per share fair value on the date of the grant was $2.08. As of December 30, 2006, 114,858 shares of common stock related to this grant were vested. During the fiscal year ended December 31, 2005, the Company recognized stock compensation expense of approximately $504,000 related to grants of restricted stock to employees. Future expense to be recognized related to restricted stock grants is approximately $574,000, which is expected to be recognized as follows: $319,000 in 2007, $152,000 in 2008, $75,000 in 2009 and $28,000 in 2010.

Additionally, in August 2004, the window to exercise options for a terminated employee was extended and, as a result, the Company, per the requirements of Accounting Principles Board Opinion No. 25 (“APB 25”) incurred a non-cash charge of $34,000 to record the expense impact due to re-measurement.

All of the Company’s stock compensation expense has been included as a component of selling, general and administrative expense.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Compensation expense was based on the difference, if any, on the date of grant, between the estimated fair value of the Company’s stock and the exercise price of the options to purchase that stock, the difference being amortized over the vesting period of the related option.

The fair values of the Company’s options were estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions: volatility of 1.214 and 0.600 for 2005 and 2004 respectively; average risk-free interest rates of 4.37% and 3.65% for 2005 and 2004, respectively; dividend yield of 0%; and a weighted-average expected life of the option of 2.66 years.

Had compensation cost for the Company’s stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company’s reported net loss applicable to common shareholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net loss, as reported	$(17,772)	$(7,820)
Add: Stock-based employee compensation expense included in reported net loss	504	34
Deduct: Total stock-based employee compensation determined under the fair value	(2,046)	(1,884)

Net loss, pro forma	$(19,314)	$(9,670)

Basic and diluted net loss per common share:
As reported	$(1.69)	$(0.76)
Pro-forma	$(1.83)	$(0.94)

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Prior to 2006, options granted were generally scheduled to vest over a two to five-year period. Option grants made in 2006 vested over six months, and were entirely vested at December 30, 2006. The Company’s option grants have a maximum term of ten years.

A summary of the Company’s stock option activity and related information for the periods ended December 30, 2006, December 31, 2005 and December 25, 2004 is as follows:

	Options	Weighted- average exercise price per share	Weighted- average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 27,2003	1,129,375	$23.20
Granted	288,547	$9.18
Exercised	(88,002)	$5.16
Forfeited or cancelled	(189,062)	$11.76

Options outstanding at December 25, 2004	1,140,858	$16.05
Granted	997,443	$5.56
Exercised	(16,672)	$4.31
Forfeited or cancelled	(1,082,560)	$8.44

Options outstanding at December 31, 2005	1,039,069	$12.91
Granted	40,000	$1.15
Exercised	—	$—
Forfeited or cancelled	(591,579)	$11.32

Options outstanding at December 30, 2006	487,490	$13.88	4.00 years	$30,450

Options exercisable at December 30, 2006	451,990	$13.74	3.71 years	$29,850

The weighted average fair value of options granted during 2006, 2005, and 2004 using the Black-Scholes option pricing valuation model was $0.80, $5.56, and $5.19, respectively.

A summary of the status of options outstanding at December 30, 2006 is as follows:

Outstanding Options				Exercisable Options
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.58 — $ 1.98	59,340	8.31	$1.31	58,840	$1.32
3.77 — 7.50	104,131	5.13	4.89	99,131	4.95
10.50 — 12.30	124,000	5.39	11.05	94,000	11.22
15.00 — 67.50	200,019	1.26	24.05	200,019	22.92

	487,490	4.00	13.88	451,990	13.74

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 30, 2006
Employee stock options outstanding	451,375
Non-employee stock options outstanding	36,115
Stock options available for grant under 1997 plan	1,143,482
Warrants outstanding	367,888

Notwithstanding the availability of stock options for grant under the 1997 plan, the Company’s Board of Directors has determined that no future stock option grants will be made.

Stock/Options Granted Outside 1997 Plan

Options for 36,115 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan and remain outstanding and unexercised as of the December 30, 2006. The weighted average exercise price of such outstanding options is $41.26 per share.

Warrants

As of December 30, 2006, the Company had 367,888 warrants for common stock outstanding. The exercise price of the warrants ranges from $6.00 to $30.00 per share. The warrants expire on various dates from March 2007 to April 2008. During 2006, no warrants were exercised and 578,932 warrants were cancelled. As of December 31, 2005, the Company had 946,820 warrants for common stock outstanding with exercise prices ranging from $2.40 to $31.50 per share.

10. Commitments and Contingencies

The Company is the subject of certain legal actions. Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations beyond what management has reflected in the financial statements as of December 30, 2006. This conclusion has been developed in consultation with outside counsel handling BSML’s defense in the matters. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions as well as the actual outcomes, whether in settlement or as a result of rulings or decisions, of the pending litigation.

The following cases or claims remain active and pending against the Company:

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. The complaint seeks $10 million in damages and alleges that BriteSmile Management breached its 1998 distributor agreement for laser-aided teeth whitening devices with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, fraudulent inducement, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, constructive trust, alter ego, and fraudulent transfer.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The answer denies all material allegations in the complaint. The counterclaim alleges that Smile breached the distributor agreement by interfering with BriteSmile’s names and marks by opposing the Company’s efforts to register its marks in Singapore.

One of the principal defenses to Smile’s claims is that the distributor agreement expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile had no rights to market and sell the Company’s current light activated teeth whitening system or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is the fact that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and damages, and will continue to defend these claims.

During multi-day hearings held in October, November and December 2006, the court heard arguments and granted in part the Company’s motion for summary judgment dismissing Smile’s claims for conversion, unjust enrichment, civil conspiracy, interference with contractual and economic relations, and constructive trust. In addition, the court ruled that Smile is not entitled to recover prejudgment interest on a lost profits award, if any.

On February 28, 2007, the court held the first day of an evidentiary hearing regarding the reliability of Smile’s expert witness testimony on lost profits damages.

The Company is subject to a prejudgment writ of attachment in the amount of $1.5 million based on a stipulation of the parties. No trial date is currently set.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery. In July 2003, Oraceutical LLC, Oraceutical Innovative Properties LLC, and Eric Montgomery (collectively, “Oraceutical”) and the Company and BDI entered into an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, as amended, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third party royalties and infringement recoveries relating to the intellectual property acquired.

The intellectual property acquired from Oraceutical was sold to Discus in March 2006. Following the sale to Discus and the settlement of the Discus Patent Litigation, Oraceutical asserted various claims against the Company, including that the value of the settlement of the Discus patent litigation exceeded $8.7 million and that under the terms of the Purchase Agreement Oraceutical would be entitled to a portion of such excess. The Company has denied the claims of Oraceutical, but is in continuing discussions with Oraceutical to seek to resolve the outstanding issues.

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

The following claims have been settled or dismissed prior to February 28, 2007:

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). This case was dismissed in March 2006 in connection with the sales transaction with Discus Dental, Inc. (“Discus”). The Company filed an initial complaint against Discus in July 2002. As subsequently amended, the complaint asserted claims of infringement of the Company’s U.S. Patents Nos. 6,343,933, 6,514,543 and 6,536,628. In February 2003, the Company amended the Discus Patent Litigation by adding Salim Nathoo (“Nathoo”) as a defendant. The complaint, as amended, further alleged misappropriation of the Company’s trade secrets, civil conspiracy, and unfair competition and business practices by Discus and Nathoo; breach of contract and breach of fiduciary duty by Mr. Nathoo, and tortuous interference with contract by Discus. The complaint alleged that Nathoo and Discus conspired to misappropriate BSML’s trade secrets in violation of Nathoo’s contractual obligations to the Company. The Company sought a permanent injunction against both Discus and Nathoo to prevent further infringement of its patents and improper disclosure of the Company’s trade secrets, lost profits, and other relief.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, including the Discus patent litigation. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million paid by Discus for the Associated Centers business and the Company’s intellectual property was in settlement of the Discus Patent Litigation and the litigation described in the following paragraph. The Discus Patent Litigation has now been dismissed.

BriteSmile Development, Inc. v. Discus Dental, Inc. BSML Development, Inc. (“BDI”), a wholly owned subsidiary of BSML, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. The suit alleged that Discus’ Zoom! 2 tooth whitening system infringed a patent issued to BDI on October 25, 2005, because it employed a high pH pre- treatment prior to contacting teeth with a hydrogen peroxide composition.

On March 13, 2006 the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million paid by Discus for the Associated Center business and the Company’s intellectual property was in settlement of this litigation and the Discus Patent Litigation. This litigation between the Company and Discus has now been dismissed.

BriteSmile Inc. v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. This case was dismissed in March 2006 in connection with the sales transaction with Discus. In May 2002, the Company filed a complaint against Discus alleging causes of action for intentional interference with contractual relationship, negligent interference with contractual relationship, violation of Unfair Business Practice Act – Loss Leader, violation of Unfair Business Practice Act, trade libel and injunctive relief. This case was stayed in March 2003 pending the resolution of the Discus Patent Litigation.

On March 13, 2006, the parties entered into a global settlement of the litigation proceedings between the parties, as described above. This litigation between the Company and Discus has now been dismissed.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. This case was dismissed in February 2006 in connection with a settlement payment from the Procter & Gamble Company (“P&G”). In June 2003, P&G filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding (the “MOU”) with the Company and BSML Development, Inc. on May 9, 2003. Montgomery was a director of the Company. Oraceutical LLC, which is owned by Montgomery, is a consultant to the Company. The complaint also sought a declaratory judgment that certain U.S. patents previously owned by the Company (but owned by the REM Group at the time the complaint was filed) (the “Patents”) were invalid and unenforceable, and that P&G’s Crest Whitestrips™ product did not infringe the Patents.

In February 2004, the defendants filed an answer, affirmative defenses, and counterclaims. The counterclaims asserted that P&G literally infringed one of the Patents by, among other things, making, using, selling or offering to sell in the United States the Crest Whitestrips™. The counterclaims further alleged that P&G actively induced infringement of the patents by providing marketing assistance for advertising and otherwise promoting the Crest Whitestrips™ products to others for resale.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G paid $4 million of which the Company to received approximately $1.0 million, with the remainder paid to the Company’s legal counsel in the matter and to the REM Group.

Gregg A. Coccari v. BriteSmile, Inc., an arbitration proceeding with the American Arbitration Association on August 11, 2005. Coccari was hired as the Company’s CEO in January 2005. Subsequently, Coccari was appointed to the Board of Directors of the Company and as a member of its Executive Committee. The Company deemed that Coccari resigned as CEO and a member of the Executive Committee in June 2005. In his demand for arbitration, Coccari claimed that he was wrongfully terminated as the CEO of the Company and that he was fraudulently induced to enter into an employment contract with the Company. He further alleged that his termination by the Company was in retaliation for unspecified actions by Coccari. This matter was settled in February 2007. Under the terms of the settlement, Mr. Coccari received approximately $700,000 in cash payments, of which $200,000 was paid by the Company’s insurance carrier, and 80,000 shares of the Company’s common stock valued at approximately $120,000. As of December 30, 2006, the Company had accrued the full cost of this settlement.

Mayer, Brown, Rowe & Maw LLP v. BSML, Inc. and BSML Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in

BSML, Inc. v. Discus Dental, Inc., filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. The Complaint alleged that MBR&M was entitled to more than $12 million from the Company in attorney’s fees allegedly due under the Contingent Fee Agreement entered into between MBR&M and the Company relating to the Discus patent litigation. On November 17, 2006, the Company and MBR&M agreed to a settlement under which the Company paid MBR&M a total of $5 million in full settlement of all outstanding claims. Related litigation matters were subsequently dismissed.

11. Related Party Transactions

Expenses Paid by Related Party

In 2006, 2005 and 2004 the Company recorded expenses paid by related parties of $20,000, $278,000 and $813,000, respectively. In 2006 and 2005, these payments were primarily related to housing and legal expenses of an employee paid by a related party. In 2004, the expenses paid by a related party include housing expense and $746,000 of consulting expense that was paid for by a principal stockholder/related party. The Company recorded these payments as non-cash expenses and credits to Additional Paid-in Capital.

LCO Properties Sublease

On December 1, 1999 the Company, as sublessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as sublessor. LCO Properties, Inc. is affiliated with the Company’s principal shareholder, LCO. The sublease covers approximately 4,821 square feet of space located in New York City for a Center. The sublease term is for ten years and called for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the primary lease for the property between LCO Properties, Inc., and its lessor. Current rent expense associated with this sublease is approximately $510,000 per year.

Financing Arrangements for the APA

In July 2003, BriteSmile Development, Inc., a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with R. Eric Montgomery (“Montgomery”) and certain entities owned and controlled by him. At the time, Montgomery was a member of the board of directors of the Company. To finance a portion of the APA transaction, BDI borrowed $1,000,000 from LCO in May 2003 under the terms of a promissory note due on May 9, 2008. BDI borrowed an additional $1,000,000 from LCO on similar terms in July 2003, upon closing of the APA. In connection with the loans to BDI, LCO received warrants to purchase 333,333 shares of common stock of the Company at a price of $6.00 per share. LCO is the Company’s principal shareholder. LCO is a wholly owned subsidiary of the ERSE Trust. CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s Chairman, is also Chairman of CAP Advisers. The note was paid in March 2006. The warrants remain outstanding as of December 30, 2006.

Public Relations Services Agreement

On April 7, 1999, the Company entered into a Letter Agreement with Chlopak, Leonard, Schechter and Associates (“CLS”), a public relations firm in Washington, D.C. Pursuant to the agreement, CLS provided public relations advice and served as communications counselors to the Company for consideration of $18,000 per month, plus expenses. The agreement was cancelled in February 2005. Peter Schechter, a director of the Company, was at the time one of three managing partners of CLS.

Consulting Agreement with Oraceutical

In November 2000, the Company entered into a Consulting Agreement with Oraceutical, LLC (“Oraceutical”). Montgomery, a former director of the Company, is the founding Manager and President of Oraceutical. Effective July, 2003, and pursuant to the APA described above under “Acquisition of Certain Human Oral Care Intellectual Property,” the foregoing Consulting Agreement was terminated and replaced by a new Consulting Agreement (the “BDI Consulting Agreement”) between BDI and Oraceutical Innovative Properties (“OIP”).

The BDI Consulting Agreement provides for a five-year term at a rate of $180,000 per year. Under the BDI consulting agreement, Montgomery agreed to consult exclusively for BDI and the Company in the human oral care (“HOC”) field. BDI will own all new HOC intellectual property arising from work under the BDI Consulting Agreement and OIP has a duty to assign to the Company all intellectual rights developed by OIP.

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans accrued monthly at a rate of 1-year LIBOR plus 200 basis points. The rate was reset every thirty days. The notes included detachable warrants to purchase

333,333 shares of common stock at $6.00 per share. The fair value of these warrants, $1,704,000, was recorded as debt discount and was amortized to interest expense, using the effective interest method. The carrying value at December 31, 2005 was $982,000, net of $1,018,000 unamortized discount. This note was originally due in two payments of $1 million each on May 9, 2008 and July 23, 2008, plus interest. However, the note was classified as a current liability as of December 31, 2005 due to the requirement to repay the debt using the proceeds received from the sale of the Associated Centers. This note was paid in full in March 2006.

Fulfillment Services Agreement with Oraceutical

In 2004, BSML entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Montgomery, the Chairman & CEO of Oraceutical, LLC is a former member of BSML’s Board of Directors. During 2006 and 2005, amounts of $2,254,000 and $1,588,000, respectively, were paid to Oraceutical under this agreement. There was no financial impact in 2004.

EVL Capital Lease Agreement

On December 29, 2000, and continuing through July 2005, the Company had available a lease line of credit of up to $15 million from EVL. Anthony Pilaro, the Company’s Chairman, serves as Chairman of EVL. An affiliate of LCO, the Company’s largest shareholder, owns 70% of EVL. This lease terminated as of December 31, 2005 in accordance with the July 2005 amendment. All remaining payments of deferred rent due under the agreement, as amended, were paid in full in the first quarter of 2006.

EVL Loan Agreement

On March 1, 2001, the Company borrowed $2.5 million from EVL for general working capital. The loan was to mature on May 10, 2006 and was prepayable at any time without penalty. Payments under the loan consisted of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. This loan was paid in full in August 2004. See Note Payable to EVL, in Note 8.

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust entered into a Loan Agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BSML and CAP America Trust. The Company began drawing on the line on May 7, 2003 and may do so until May 10, 2006. Up to $1,700,000 of loan proceeds could be used for the specific revenue generating initiatives, and up to $800,000 for general working capital. The Company drew down $1.6 million under this loan as of December 31, 2005. The balance was paid in full in March 2006.

Preferred Stock

In August 2003, BDI sold $1.0 million of preferred stock to LCO. Interest was computed at the 1-year LIBOR rate plus 2% and adjusted annually on the anniversary date. Interest was payable annually. The preferred stock was not convertible and was redeemable in the event of certain circumstances. The Company recorded this preferred stock as a short-term liability at December 31, 2005 and it was redeemed in March 2006.

Related Party Payments

The following table summarizes the amounts paid to related parties in 2006, 2005 and 2004:

Related Party	Nature of Relationship	Goods / Services Provided	Amounts Paid in 2006	Amounts Paid in 2005	Amounts Paid in 2004
Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges and order fulfillment services	$2,254,173	$1,588,000	$1,233,000
Oraceutical, LLC	A former board member is a co-founder and managing director	Consulting	180,000	195,000	180,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	479,614	538,000	481,000
LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	4,306,000	109,000	2,044,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	1,582,000	96,000	95,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	2,867,000	3,480,000	1,555,000

Total			$11,668,787	$6,006,000	$5,588,000

12. Benefit Plans

In March 2000, the Company adopted a 401(k) defined contribution plan covering substantially all employees. Employees become eligible to participate in the plan beginning the first month following their hire date. The plan contains provisions for an employer contribution at the discretion of management. To date, the Company has made no contributions to the plan. The Company pays the administrative fees of the plan. The administrative fees are not material to the Company’s operations.

13. Investment in Foreign Center

In April 2005, the Company entered into a Shareholder Agreement with Dental Spa Company (an unrelated Thailand company) to establish a Thailand company whose business purpose is to open and operate a new Center in Bangkok, Thailand. The Company contributed $256,000 to purchase 49.9% of the outstanding shares. Dental Spa Company contributed 50.1% of the initial capital. Each shareholder has an approximately 50% economic interest in the center company. The initial capital investment was used to build out the Center, for a down payment on a facility lease, and for general working capital requirements. The Center is located in the Siam Paragon shopping destination and it opened in the fourth quarter of 2005. In February 2006, the Company sold its interest in this foreign Center to its partner for an amount equal to the Company’s original investment.

14. Subsequent events

Dispute with Longlife Health:

Discus, the purchaser of our Associated Center business in March of 2006, notified the Company during the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question was a component of the assets sold to Discus. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife alleges that the termination of the distribution agreement was wrongful and, in response, has withheld payment of the receivables. Discus has notified the Company that it will seek relief for its losses which are subject to the Company’s indemnity obligations under the Asset Purchase Agreement between Discus and the Company as a result of this dispute. To the Company’s knowledge, no litigation has been filed by Longlife or Discus. After consulting with the Company’s legal counsel concerning this matter, management believes that likely damages will be immaterial to the Company’s results. Therefore, no provision for potential loss has been made in our results of operations for the year ended December 30, 2006. However, it remains possible that unfavorable resolution of any or all of the Longlife or Discus claims that may ultimately arise from this dispute could materially affect our results of operations in 2007 or subsequent years.

Transition of Chief Financial Officer:

In February 2007, the Company’s former Chief Financial Officer resigned. His replacement was hired effective February 5, 2007.

15. Product Line Revenue:

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively, are as follows (in thousands):

	2006	2005	2004
Center whitening fees, net	$19,125	$17,434	$17,107
Product and other revenue	7,089	4,320	4,750

Total	$26,214	$21,754	$21,857

16. Unaudited Quarterly Financial Data :

	Quarter Ended
2006	March 25, 2006	June 24, 2006	September 30, 2006	December 30, 2006

Revenue	$4,513	$6,430	$5,768	$9,503
Gross profit	$3,925	$7,171	$5,940	$5,124
Income (loss) from continuing operations	(7,920)	(774)	(5,733)	882
Income (loss) from discontinued operations (a)	19,602	—	—	(1,688)
Net income (loss)	11,682	(774)	(5,733)	(806)
Net income (loss) per common share, basic:
from continuing operations:	$(0.75)	$(0.07)	$(0.54)	0.08
from discontinued operations:	1.86	—	—	(0.16)
Basic and diluted net loss per share	1.11	(0.07)	(0.54)	(0.08)

	Quarter Ended
2005	March 26, 2005	June 25, 2005	September 24, 2005	December 31, 2005
Revenue	$5,305	$5,101	$5,150	$6,198
Gross profit	$4,926	$4,467	$4,668	$5,739
Loss from continuing operations	(776)	(4,463)	(2,708)	(7,818)
Income (loss) from discontinued operations	(2,412)	(2,341)	(1,777)	4,523
Net loss	(3,188)	(6,804)	(4,485)	(3,295)
Net income (loss) per common share, basic and diluted:
from continuing operations:	$(0.07)	$(0.43)	$(0.26)	$(0.74)
from discontinued operations:	(0.23)	(0.22)	(0.17)	0.43
Basic and diluted net loss per share	(0.30)	(0.65)	(0.43)	(0.31)

(a)	The 2006 first quarter includes a gain from discontinued operations, the sale of the Company’s Associated Centers business, of $19.6 million. The $19.6 million consisted of $14.7 million, net of tax, on the sale of Associated Centers assets, a $5.2 million gain, net of tax, on the settlement of litigation with Discus and a $0.3 million loss on operations of the Associated Centers business during the 2006 first quarter. Subsequently, in the 2006 fourth quarter, we settled a fee dispute with counsel that represented us in matters relating to the sale of the Associated Centers business. This resulted in recognition of additional legal costs reduced the gain on the sale of the Company’s Associated Centers business by $1.7 million, net of tax, to a total of $17.9 million, net of tax.
(b)	The 2005 first quarter includes a non-cash gain of $2.7 million or $0.26 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(c)	The 2005 second quarter includes a non-cash loss of $98,000 or $0.01 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(d)	The 2005 third quarter includes a non-cash gain of $1.1 million or $0.11 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.
(e)	The 2005 fourth quarter includes a non-cash gain of $18,000 or $0.00 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts: Trade
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$467	174	(193)	—	$448
Year ended December 31, 2005	$448	(38)	(141)	—	$269
Year ended December 30, 2006	$269	(8)	(114)	(147)	$—

Allowance for Doubtful Accounts: Non-trade
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$—	—	—	—	$—
Year ended December 31, 2005	$—	—	—	—	$—
Year ended December 30, 2006	$—	485	(170)	—	$315

Valuation allowance for deferred tax assets:
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$55,047	1,973	—	—	$57,020
Year ended December 31, 2005	$57,020	6,397	—	—	$63,417
Year ended December 30, 2006	$63,417	—	(1,459)	—	$61,958