Form 10-K/A
period 2006-12-30
BSML INC
filed 2007-05-18
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

BSML, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

BSML Inc. is filing this amendment on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 30, 2006, to reclassify certain expenses between continuing and discontinued operations on its statement of operations and statement of cash flows for the year ended December 30, 2006. Additionally, we are correcting errors in the presentation of unaudited quarterly financial data for the years ended December 30, 2006, and December 31, 2005, in Note 16 to the financial statements.

This amendment further includes the information called for in PART III, Items 10 – 14, regarding director and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, certain relationships and related transactions and principal accountant fees and services respectively. The amendment also includes in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” a stock performance graph indicating the performance of the Company’s common stock for the five fiscal years beginning December 28, 2001 through December 29, 2006.

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

For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations. In 2005 and 2004, we had net losses of $17.8 million and $7.8 million, respectively. As of December 30, 2006, our accumulated deficit was $171.5 million. We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

Stock Performance Graph

This graph compares the yearly cumulative total returns from the Company’s common stock, the Total Return Index for the Nasdaq Stock Market and an industry graph for public companies engaged in the Medical Appliances and Equipment line of business, as such industry information is monitored by Media General Financial Services. The information is as of the last day of each fiscal year indicated.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/28/2001	12/27/2002	12/26/2003	12/23/2004	12/30/2005	12/29/2006
BSML, Inc.	100.00	7.42	38.75	21.31	2.58	6.12
Medical Appliances/Equip.	100.00	94.75	120.83	137.17	146.28	143.70
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

ITEM 6.	SELECTED FINANCIAL DATA

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

	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	December 28, 2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,734	$5,518	$18,880	$5,884	$3,527
Total assets	18,065	27,842	45,075	38,016	31,099
Long-term obligations, less current maturities	—	—	15,650	5,294	13,332
Shareholders’ equity (deficit)	2,482	(2,451)	12,582	12,624	3,799

	Fiscal Year Ended
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Total revenues, net	$26,214	$21,754	$21,857	$18,744	$15,022
Operating and occupancy costs	14,203	13,774	11,335	11,116	17,409
Selling, general and administrative expenses	20,910	21,516	17,280	23,297	10,574
Depreciation and amortization	1,618	1,897	3,362	4,771	3,431
Restructuring expense	—	—	142	—	—
Loss from operations	(10,517)	(15,433)	(10,262)	(20,440)	(16,392)
Amortization of discount on debt	(530)	(2,606)	—	—	—
Gain on mark-to-market of financial instruments related to convertible debt	—	3,811	1,060	—	—
Loss on early extinguishment of debt	(5,039)	—	—	—	—
Gain on settlement of legal claim	1,257	—	—	—	—
Loss from continuing operations	(14,939)	(15,765)	(10,181)	(18,878)	(19,135)
Income (loss) from discontinued operations (1)	19,308	(2,007)	2,361	4,296	364
Net income (loss)	4,369	(17,772)	(7,820)	(14,582)	(18,771)
Net income (loss) attributable to common shareholders	4,369	(17,772)	(7,820)	(14,582)	(19,078)
Net loss per common share from continuing operations, basic and diluted	$(1.42)	$(1.50)	$(0.99)	$(2.79)	$(3.15)
Net income (loss) per common share from discontinued operations, basic	$1.83	$(0.19)	$0.23	$0.63	$0.06
Net income (loss) per common share from discontinued operations, diluted	$1.83	$(0.19)	$0.21	$0.63	$0.06
Net income (loss) attributable to common shareholders, basic and diluted	$0.41	$(1.69)	$(0.76)	$(2.15)	$(3.14)
Weighted average shares outstanding-basic	10,557,239	10,543,553	10,291,714	6,778,111	6,068,530
Weighted average shares outstanding-diluted (2)	10,574,606	10,543,553	11,073,098	6,778,111	6,068,530

(1)	Includes gain on sale of assets, net of tax, of $14.9 million, gain on settlement of litigation, net of tax, of $3.3 million and income from discontinued operations of $1.1 million.

(2)	Shares shown are used in the determination of per share income only if the result is not anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Selling, General and Administrative Expenses fell 3%, totaling $20.9 million in 2006 compared to $21.5 million in 2005. Advertising expenses were reduced by $1.2 million, from $7.0 million in 2005 to $5.8 million in 2006.

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

Discontinued operations for 2006 resulted in a gain of $19.3 million as compared to loss of $2.0 million in 2005. The 2006 gain is the result of a $14.9 million gain on the sale of the Associated Centers business to Discus, a gain of $3.3 million related to litigation with Discus and $1.1 million in income from the operation of the Associated Centers during the first quarter of 2006. The 2005 loss is attributable to the operation of the Associated Centers during that period.

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

Proceeds received from the sale of the Associated Centers business on March 13, 2006 were used or are reserved to be used in the foreseeable future to pay off long-term debt, capital leases and accrued interest, ($19.1 million); to establish an escrow account from which payments can be made for indemnity claims which may arise in connection with the sale of the Associated Centers business and intellectual property to Discus ($3.6 million in escrow as of December 30, 2006), to pay costs associated with the asset sale transaction ($1.3 million), to pay legal expenses related to the Discus patent litigation ($5 million), to pay employee severance ($1.2 million through July 1, 2006), to resolve certain outstanding sales tax issues related to the Associated Centers (at least $2 million) and to pay potential income tax and other taxes related to the Discus transaction ($0.6 million). Any remaining proceeds will be used for working capital needs.

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

Sources and Uses of Cash

In 2006, the Company used $3.0 million in cash in operating activities. The Company’s net income for 2006 was $4.4 million of which $19.3 million, net of tax, was from the gain on the sale of the Associated Centers business The Company had a net loss from operations of $14.9 million. Non-cash charges were a $7.8 million source of cash, including a $5.0 million loss on early extinguishment of debt and $1.6 million in depreciation. The operating activities of the Company’s discontinued operations were a $4.8 million source of cash, primarily due to settlement of legal claims against Discus concurrent with the sale of the Associated Centers business. Changes in working capital accounts and in other operating assets and liabilities used $0.5 million in cash. In 2005, the Company used $7.8 million in cash from operations. In 2004, the Company’s operating activities provided $1.0 million in cash.

In 2006, the Company’s investing activities were primarily related to the sale of the Associated Centers business that provided cash of $25.8 million after tax. Some of the cash received is reflected in an increase of $4.9 million in cash restricted as to use. Capital spending in 2006 was nominal. In 2005, the Company used $4.5 million in investing activities primarily related to the acquisition of property and equipment. In 2004, the Company used $2.1 million in investing activities related to the acquisition of property and equipment.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The table below indicates the position with the Company, tenure as director and age of each nominee as of the date of this report.

Name	Position with the Company	Age	Director Since
Anthony M. Pilaro	Chairman of the Board of Directors	71	1997
Bradford Peters	Director	39	1999
Harry Thompson	Director	77	1999
Peter Schechter	Director	47	1999
L. Tim Pierce	Director	55	2003
Dr. Julian Feneley	Director and Chief Executive Officer	43	2003
John Reed	Director	66	2005

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

John Reed

Mr. Reed has served as a director of the Company since September 2005, and served as Chief Executive Officer of the Company from May 2006 through November 2006. Previously, Mr. Reed served as Chief Executive Officer and Director of the Company from June 1999 to April 2004. Prior to June 1999, Mr. Reed was Chairman of the Pacific Retailing Division of DFS, where he was responsible for the operations of multiple retail stores, including the largest single, self-standing retail operation in the world. During his 21-year career at DFS, prior to being named Chairman of the Pacific Retail Division in 1997, Mr. Reed was President of DFS Hawaii. From 1982 to 1988, Mr. Reed was President of the DFS U.S. Mainland Operation. Mr. Reed has also served as Vice President of Merchandising for both Federated Department Stores and John Wanamaker.

Dr. Julian Feneley

Dr. Feneley has served as a director of the Company since December 2003. Dr. Feneley began working on BriteSmile matters in January 2002 as a consultant to an affiliate of the Company, focusing on strategic and development initiatives. He was appointed Chairman of BriteSmile Development, Inc. in May 2003, and President of BriteSmile, Inc. in February 2004. In June 2005, Dr. Feneley assumed the duties of Chief Executive Officer, which he performed until his resignation in May 2006. He rejoined the Company as its President and Chief Executive Officer in November 2006. Previously, Dr Feneley co-founded narrowbridge, an e-customer acquisition technology company, where he served as CEO from 2000 to 2001, and Bioscience Managers, a biotechnology venture capital and corporate finance boutique, where he served as Head of Corporate Finance from 2001 to 2003. Prior to 2000, Dr. Feneley headed the European healthcare investment banking franchise of J P Morgan during its period as the globally ranked #1 investment bank in this industry sector. Prior to joining J P Morgan in 1990, Dr. Feneley qualified and worked as a medical doctor at the renowned Guy’s Hospital in London, England.

There is no family relationship between any executive officer or director of the Company and any other executive officer or director.

Meetings of the Board of Directors

The Company’s Board of Directors held eight duly noticed meetings during fiscal year 2006. Each nominee for director then serving as a director attended all of the meetings of the Company’s Board of Directors.

Committees of the Board of Directors

The Board of Directors has established an Executive Committee, an Audit Committee, a Compensation Committee and a Marketing Committee.

Subject to certain restrictions, the Executive Committee possesses and exercises the powers of the Board of Directors during the intervals between regular meetings of the Board. The members of the Executive Committee at the end of 2006 were Anthony Pilaro, Bradford Peters, Harry Thompson, Peter Schechter, John Reed and Julian Feneley. The Company’s Executive Committee held one meeting during fiscal year 2006. Each member of the Executive Committee then serving as a member of such committee attended meeting of the Executive Committee.

The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. The Audit committee’s objective is to provide assistance to the directors in fulfilling their responsibility to the shareholders and investment community relating to corporate accounting, reporting practices, and the quality and integrity of the financial reports of the Company. Members of the Company’s Audit Committee during 2006 were Harry Thompson, Bradford Peters and Tim Pierce. The Audit Committee held five meetings during fiscal year 2006. Each member of the Audit Committee then serving as a member of such committee attended all of the meetings of the Audit Committee. All members of the Audit Committee are independent directors, as defined in Marketplace Rule 4200(A)(15) of The Nasdaq Stock Market.

The Compensation Committee reviews and recommends to the Board of Directors the salaries, bonuses and other forms of compensation and benefit plans for the executive officers of the Company and administers the Company’s 1997 Stock Option and Incentive Plan. Members of the Company’s Compensation Committee during 2006 were Bradford Peters, Peter Schechter and Harry Thompson. The Compensation Committee held one meeting during 2006. Each member of the Compensation Committee then serving as a member of such committee attended the meeting of the Compensation Committee. All members of the Compensation Committee are independent directors, as defined in Marketplace Rule 4200(A)(15) of The Nasdaq Stock Market.

The Board of Directors established a Marketing Committee of the Board in December 2004 to assist the Company’s then new Chief Executive Officer on marketing issues. As established by the Board of Directors, the Marketing Committee consists of two members of the Board of Directors, Harry Thompson and Peter Schechter, and the Company’s Executive Vice President of Marketing, as an ad hoc member of the Committee. The Marketing Committee held no meetings during fiscal year 2006 and the Company anticipates disbanding the Marketing Committee.

Director Compensation

Our non-employee directors of the Company, other than Mr. Pilaro, who has declined such compensation, annually receive options to purchase 5,000 shares of common stock. Directors who serve as chairman of a Board committee receive options to purchase an additional 10,000 shares of common stock per year of service. The exercise price of such options is 100% of the fair market price on the date of grant. Actual expenses incurred by outside directors are reimbursed. In addition, the chairman of the Audit Committee receives a retainer in the amount of $2,500 per audit committee meeting.

Shareholder Communications With Directors

The Board of Directors has not established a formal process for shareholders to follow regarding communications to the Board or its members, as the Company’s policy has been to forward to the directors any shareholder correspondence it receives that is addressed to them. Shareholders who wish to communicate with the directors may do so by sending their correspondence addressed to the director or directors at the Company’s headquarters at 460 North Wiget Lane, Walnut Creek, CA, 94598.

Director Nominations

The Board of Directors does not have a nominating committee or other committee that recommends qualified candidates to the Board for nomination or election as directors. The Board of Directors believes that, because of the Company’s size and the current composition of the Board of Directors and because of the historically few and infrequent vacancies on the Board, it is in the best interest of the Company to permit all of the independent directors to fully participate in the director nomination process. The Board of Directors has adopted a nominations process that provides that the Company’s independent directors (as defined under the Nasdaq Marketplace Rules), acting by a majority vote, are authorized to recommend individuals to the Board of Directors for the Board’s selection as director nominees.

The independent directors are responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations to the full Board for nominations to fill vacancies on the Board and for selecting the management nominees for the directors to be elected by the Company’s shareholders at each annual meeting.

Director Qualifications

The independent directors have not established specific minimum age, education, experience or skill requirements for potential directors. The independent directors have, however, been authorized by the Board of Directors to take into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals to the Board as director nominees. Those factors may include, without limitation, the following:

•

an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

•	the size and composition of the Board and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

•

regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board or its committees and his or her overall contributions to the Board and the Company.

Identification and Evaluation of Nominees

In making nominations for director, the independent directors identify nominees by first evaluating the current members of the Board willing to continue their service. Current members with qualifications and skills that are consistent with the independent directors’ criteria for Board service are re-nominated. As to new candidates, the independent directors will generally poll the Board members and members of management for recommendations. The independent directors may also review the composition and qualification of the boards of directors of the Company’s competitors, and may seek input from industry experts or analysts. The independent directors review the qualifications, experience and background of potential candidates. In making their determinations, the independent directors evaluate each individual in the context of the Board as a whole, with the objective of assembling a group that can best represent shareholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the independent directors make recommendations to the Board of Directors by a majority vote. Historically, the Board of Directors has not relied on third-party search firms to identify director nominees. The Board of Directors may in the future choose to engage third-party search firms in situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

The independent directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board. The independent directors will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates. The Company’s other directors will also have an opportunity to meet and interview qualified candidates. The independent directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend to the Board of Directors that a candidate be nominated to the Board.

Shareholder Nominations

The independent directors may from time to time consider qualified nominees recommended by shareholders, who may submit recommendations to the independent directors through a written notice as described under “Shareholder Proposals” below. Nominees for director who are recommended by shareholders will be evaluated in the same manner as any other nominee for director.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Title	In Current Position Since
Dr. Julian Feneley (1)	43	President and Chief Executive Officer	November, 2006
Richard De Young (2)	56	Vice President, Chief Financial Officer and Secretary	February, 2007

(1)	For a description of Dr. Feneley’s business background, see “Board of Directors.”

(2)	Prior to his appointment at BSML, Inc., Mr. De Young served as Vice President of Finance of RITA Medical Systems, Inc., a publicly traded medical device manufacturing company. As Vice President of Finance, Mr. DeYoung was responsible for accounting operations, financial planning, and SEC reporting and managing a staff of twelve employees. Mr. DeYoung also served as RITA Medical Systems’ Senior Director of Finance for one year, and as its Corporate Controller for four years. Prior to his service with RITA Medical Systems, Mr. DeYoung worked as the controller of the Novacor Division of Baxter Healthcare Corporation. Mr. DeYoung earned a Bachelor of Arts degree in English Literature from Carleton College, and a Masters of Business Administration degree from the University of Michigan.

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

Based solely upon the Company’s review of the copies of such forms furnished to it during the year ended December 31, 2006, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows:

1.	Form 4 report of Tim Pierce filed March 28, 2006 to report a transaction dated January 3, 2006;

2.	Form 4 report of Peter Schecter filed April 3, 2006 to report a transaction dated January 3, 2006;

3.	Form 4 report of Bradford Peters filed March 13, 2006 to report a transaction dated January 3, 2006;

4.	Form 4 report of Harry Thompson filed March 30, 2006 to report a transaction dated January 3, 2006;

5.	Form 3 report of Phil Powell filed September 19, 2006 to report a transaction dated May 1, 2006;

6.	Form 5 report of Julian Feneley filed May 15, 2007 to report a transaction dated December 6, 2006.

7.	Form 5 report of Peter Schecter filed May 16, 2007 to report transactions dated December 4, 2006 and December 7, 2006.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 30, 2006, that has not been filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General

In 2006, the SEC revised requirements regarding disclosures to be made with respect to executive compensation. Specifically, issuers must provide a “Compensation Discussion and Analysis” section explaining the material elements of their compensation of executive officers by describing the following:

•	the objectives of the issuer’s compensation programs;

•	the conduct that the compensation programs are designed to reward;

•	the elements of the compensation program;

•	the rationale for each of the elements of the compensation program;

•	how the issuer determines the amount (and, where applicable, the formula) for each element of the compensation program; and

•	how each element and the issuer’s decisions regarding that element fit into the issuer’s overall compensation objectives and affect decisions regarding other elements of the compensation program.

The Compensation Committee of the Board establishes and recommends executive compensation levels to the Board of Directors. The Committee during 2006 consisted of Peter Schechter, Bradford Peters and Harry Thompson. This Compensation Report discusses the Company’s compensation policies and the basis for the compensation paid to its executive officers (including the Named Executive Officers), during the Company’s fiscal year ended December 30, 2006.

The Committee is currently responsible for setting the Company’s policies regarding compensation and benefits, and administering the Company’s employee stock option and stock purchase plans. In particular, the Committee evaluates the performance of management and determines the compensation and benefits of executive officers.

Our Compensation Objectives

The Committee’s policy with respect to executive compensation has been historically designed to:

•

adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company’s industry;

•	reward executive officers for the achievement of key operating objectives and for the enhancement of the long-term value of the Company; and

•

use equity-based incentives designed to motivate executives to focus on long-term strategic objectives, to align the interests of management and the stockholders, and to provide opportunities for management to share in the benefits that they achieve for the Company’s stockholders.

In 2006, the Compensation Committee shifted its compensation focus from equity to cash. Therefore, the Company no longer grants stock options to its officers and employees, although it did make a grant of 574,290 restricted shares to Dr. Feneley in conjunction with his employment as our Chief Executive Officer. In place of equity-based compensation, the Committee implemented a cash based incentive program in 2006 based on achievement of positive EBITDA (earnings before interest, tax, depreciation, and amortization) by the Company. The Committee believes cash based incentives tied to the Company’s profit performance more directly align the employee’s motivation and compensation to the Company’s financial performance.

Specific Elements of our Compensation Program

The components of compensation paid to executive officers has traditionally consisted of: (a) base salary, (b) incentive compensation in the form of stock options awarded by the Company under the Company’s Stock Option Plan, and (c) certain other benefits. As noted above, the Company will cease granting stock options to its employees, replacing this form of compensation with a cash based incentive program. The primary components of compensation paid to executive officers and senior management personnel, and the relationship of these components of compensation to the Company’s performance, are discussed below:

•

Salary. The Committee periodically reviews and approves the base salary paid to executive officers and members of the Company’s senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company’s performance (to the extent such performance can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions. In addition, the Committee periodically reviews the base salaries of senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Committee believes that base salaries for the Company’s executive officers have historically been reasonable, when considered together with other elements of compensation (such as stock options and the bonus plans) in relation to the Company’s size and performance and in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry. Dr. Feneley’s annual salary is $350,000. Mr. De Young’s annual salary is $190,000, although given his 2007 start-date, we incurred no 2006 expense in his case.

•

Incentive Compensation. As discussed above, a substantial portion of our executive officer’s compensation package is in the form of incentive compensation designed to reward the achievement of key operating objectives and long-term increases in shareholder value. In establishing the size of an executive’s opportunity for incentive compensation, the Committee takes into account, in addition to general comparative information, the executive’s level of responsibility and potential to influence or contribute to the Company’s operations and direction.

•

Restricted Stock. Pursuant to his employment agreement, Dr. Feneley was awarded 574,290 shares of the Company’s common stock, of which 20% vested immediately and 20% will vest on each of the next four anniversaries of the agreement date. The fair value of the shares at date of grant was approximately $1.1 million. This grant equaled 5% of the then outstanding common shares of the Company, including stock options and warrants, an amount that the Committee and the Board felt commensurate with Dr. Feneley’s role as Chief Executive Officer of the Company.

•

Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. In particular, as a condition of his employment, for twelve months following the date of his employment, Dr. Feneley is provided housing in the area of our corporate office, the use of a rental automobile and two business class roundtrip air tickets between San Francisco and London. The Company also paid his moving expenses from his permanent residence in London, England, to the San Francisco area. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company’s industry.

The Company had two CEOs or individuals performing the duties of a CEO in fiscal 2006. Mr. John Reed acted as our CEO from May 2006 until November 2006. His compensation for the year was $173,256. Dr. Julian Feneley acted as our CEO through May 2006 and was reengaged as our CEO in November 2006, serving in that capacity through the present date. Mr. Feneley received $721,387 in compensation for his performance as CEO in 2006.

When determining CEO compensation, the Compensation Committee takes into consideration the employment market conditions for public companies of similar size and industry segment. Key performance targets and objectives include qualitative factors such as leadership, ability to motivate, strategic vision, business initiative, and managerial skills, as well as quantitative factors such as revenue growth, EBITDA and cash flow generation, marketing efficacy, and expense control.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. None of the Company’s executive officers had compensation in excess of $1,000,000 for 2006, and therefore Section 162(m) was not applicable.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We intend to remain compliant with provisional guidance issued by the Internal Revenue Service under Section 409A to the extent that it’s provisions apply to our present and future compensation agreements.

Summary of Cash and Certain other Compensation

The following table sets forth, for the year ended December 30, 2006, a summary of the compensation earned by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer, our former President and our former Chief Marketing Officer. We refer to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

(In Dollars)

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Julian Feneley (1)	2006	$183,683	$—	$262,784	$25,349	$249,571	$721,387
President and Chief Executive Officer
Richard De Young (2)	2006	$—	$—	$—	$—	$—	$—
Vice President, Chief Financial Officer, Secretary
John Reed (3)	2006	$145,711	$—	$—	$842	$26,703	$173,256
Former Chief Executive Officer
Ken Czaja (4)	2006	$242,541	$—	$—	$126,633	$176,250	$545,424
Former Chief Financial Officer
Phil Powell (5)	2006	$134,806	$21,000	$—	$7,174	$—	$162,980
Former Chief Marketing Officer

(1)	Dr. Feneley was employed by the Company as its President and CEO through May 2006, when his employment terminated. He was rehired in November 2006 as the Company’s President and Chief Executive Officer. The value of his 2006 stock award, $262,784, reflects the fair value of the vested portion of the 574,290 shares awarded to him in 2006 and the earned amounts associated with shares scheduled to vest in subsequent periods. The earned value of the stock award was determined using the guidance of FASB No. 123(R). His “other compensation” consists of $175,000 in severance pay related to his June 2006 termination, $63,566 in relocation expenses and $11,005 in housing expenses.

(2)	Mr. De Young was hired by the Company in February 2007. Therefore, the Company had no 2006 salary expense in his case.

(3)	Mr. Reed resigned as the Company’s President and Chief Executive Officer in November 2006. Mr. Reed’s “other compensation” consists of $21,996 in housing expenses and $4,707 in automobile expenses. Mr. Reed continues to serve as a director of the Company.

(4)	Mr. Czaja served as the Company’s Chief Financial Officer throughout 2006 and until his resignation from the Company in February 2007. Mr. Czaja’s “other compensation” consists of accrued severance, paid in 2007.

(5)	Mr. Powell served as the Company’s Chief Marketing Officer throughout 2006 and until his resignation from the Company in April 2007.

In calculating the dollar value of “stock awards” and “option awards”, we are referring to the dollar value recognized by us for financial statement purposes in accordance with FAS 123R using the assumptions described in Note 9 of the Notes to our Consolidated Financial Statements for our fiscal year ended December 30, 2006.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Prior to 2006, options granted were generally scheduled to vest over a two to five-year period. Option grants made in 2006 were only made to directors of the Company. These grants vested over six months, and were entirely vested at December 30, 2006. The Company’s option grants have a maximum term of ten years. The Company also has approximately 36,000 options outstanding that were issued to non-employees outside of the 1997 Plan.

A summary of the Company’s stock option activity and related information for the periods ended December 30, 2006, December 31, 2005 and December 25, 2004 is described in Note 9 of the Notes to our Consolidated Financial Statements for our fiscal year ended December 30, 2006.

Grants of Plan Based Awards

The following table sets forth, for each of the Named Officers, information regarding stock and stock option awards that granted in 2006:

GRANTS OF PLAN-BASED AWARDS

For the year ended December 30, 2006

Name	Grant Date	Stock Awards: Number of Shares of Stock	Option Awards: Number of Shares Underlying Options	Grant Date Fair Value of Stock and Option Awards
Dr. Julian Feneley (1)	December 6, 2006	574,290	—	$1,114,123
Richard De Young	—	—	—	$—
John Reed	—	—	—	$—
Ken Czaja	—	—	—	$—
Phil Powell	—	—	—	$—

(1)	The vesting provisions of Dr. Feneley’s stock grant provide for 20%, or 114,858 shares, to vest immediately, with additional vesting of 20% of the grant to occur on each of the next four anniversaries of the grant date. The grant date fair value has been determined without regard to estimated forfeitures relating to the service-based vesting provisions.

Outstanding equity awards at December 30, 2006

The following table provides information on equity awards outstanding at our fiscal year end of December 30, 2006 for each of our Named Officers:

OUTSTANDING EQUITY AWARDS

As of December 30, 2006

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unvested Shares	Market Value of Unvested Shares
Dr. Julian Feneley (1)	—	—	—	—	459,432	$817,789
Richard De Young	—	—	—	—	—	—
John Reed (2)	—	—	—	—	—	—
Ken Czaja (3)	45,000	30,000	10.50	6/25/14	—	—
Phil Powell (4)	5,000	5,000	3.77	07/05/15	—	—

(1)	The market value of Dr. Feneley’s unvested restricted stock was determined using the closing price of our common stock on December 29, 2006, the last trading day of 2006 - $1.78.

(2)	As of the date of this report, Mr. Reed is no longer an employee of the Company, but serves as a director of the Company.

(3)	Mr. Czaja is no longer employed by the Company.

(4)	Mr. Powell is no longer employed by the Company.

Options Exercised and Stock Awards Vested

The following table sets forth the value of options exercised and stock awards vested for our Named Officers during our fiscal year ended December 30, 2006:

OPTIONS EXERCISED AND STOCK AWARDS VESTED

For the fiscal year ended December 30, 2006

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise (in $)	Number of shares acquired on vesting	Value realized on vesting (in $)
Dr. Julian Feneley (1)	—	—	114,858	$222,825
Richard De Young	—	—	—	—
John Reed	—	—	—	—
Ken Czaja	—	—	—	—
Phil Powell	—	—	—	—

(1)	The value realized on vesting of Dr. Feneley’s stock grant was determined using the closing price of our common stock on December 6, 2006, the date of grant - $1.94.

The Company has no pension benefit plan and no non-qualified deferred compensation plans.

Employment Agreements and Other Arrangements with Executive Officers

On December 6, 2006, the Company entered an employment agreement with Dr. Feneley to serve as the Company’s Chief Executive Officer and as a member of the Board of Directors. The agreement is for a five-year term, with automatic one year extensions absent written notice of nonextension by either party. The employment agreement specifies Dr. Feneley’s initial salary of $350,000 and an annual performance bonus equal to 5% of the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The agreement further specifies the terms of Dr. Feneley’s restricted stock grant of 574,290 shares of the Company’s common stock, which was at that time equal to 5% of the Company’s outstanding shares including outstanding options and warrants. In the event of termination for cause, the agreement provides for twelve months of severance pay including pro rated earned amounts due under the annual performance bonus calculated against the then trailing twelve months EBITDA. Further, the agreement provides for termination without cause except (i) during the first 24 months of employment or (ii) following the first 36 months of employment if EBITDA for the most recently completed fiscal year is 85% of the EBITDA target established by the Board for such fiscal year. In the event of termination without cause, the agreement calls for twelve months of severance determined upon Dr. Feneley’s then base salary, a pro rated annual performance bonus for the fiscal year in which the termination occurs, a performance bonus determined on the then trailing 12 month EBITDA, “grossed-up” relocation expenses to the United Kingdom and full vesting of any remaining unvested shares of the restricted stock grant described above. Also, the agreement provides for compensation to Dr. Feneley in the event that he initiates his own termination in conjunction with “a good reason event,” with “good reason events” including, but not limited to, diminution of title or duties, reduction (without express employee agreement) of base salary, breech of the employment agreement’s terms by the Company, relocation of the Company’s executive offices to a location not approved by Dr. Feneley or failure to secure written assumptions of the agreement’s material obligations from any successor to the Company. Also, after twelve months of employment Dr. Feneley is to be afforded the right to open a second executive office in the New York City area from which he will perform his duties; failure of the Company to agree to such a second executive office constitutes a “good reason event.” Compensation in the event of termination for good reason is the same as with termination without cause. In any termination event, the Company and Dr. Feneley will remain obligated to honor their obligations to treat proprietary information as confidential.

Mr. De Young’s offer of employment letter specifies his base annual salary of $190,000 per year and an annual performance bonus of 1% of EBITDA in each fiscal year in which he is employed for the full fiscal year. He is due no severance if terminated with cause. In the event of termination without cause, he will be due 3 months of salary as severance pay if in his first year of employment, 4.5 months of salary if between 1 and 2 years of employment and 6 months of salary if his then employment term is greater than two years. He will receive 6 months of salary as severance in the event of any change of control without regard to employment term.

Compensation of Directors

The following table sets forth information regarding the compensation we paid our directors, other than Dr. Feneley, during our fiscal year ended December 30, 2006. Mr. Pilaro received no compensation of any kind during the year.

DIRECTOR COMPENSATION

For the fiscal year ended December 30, 2006

	Fees earned or paid in cash	Option awards (in $)	All other compensation (in $)	Total
Anthony M. Pilaro	$—	$—	$—	$—
Bradford Peters (1)	—	11,985	—	11,985
L. Tim Pierce (2)	10,000	11,985	1,337	23,322
John Reed (3)	—	842	—	842
Peter Schechter (4)	—	3,995	—	3,995
Harry Thompson (5)	—	3,995	4,023	8,018

(1)	On January 3, 2006, Mr. Peters received a stock option award of 15,000 shares of the Company’s common stock. The award fully vested within 2006. The $11,985 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements.

(2)	On January 3, 2006, Mr. Pierce received a stock option award of 15,000 shares of the Company’s common stock. The award fully vested within 2006. The $11,985 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Mr. Pierce also received cash compensation of $10,000 as a retainer payment relating to his attendance at audit committee meetings and $1,337 in expense reimbursement relating to his duties on the Board.

(3)	The Company recorded $842 in 2006 stock-compensation expense relating to options held by Mr. Reed.

(4)	On January 3, 2006, Mr. Schecter received a stock option award of 5,000 shares of the Company’s common stock. The award fully vested within 2006. The $3,995 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements.

(5)	On January 3, 2006, Mr. Thompson received a stock option award of 5,000 shares of the Company’s common stock. The award fully vested within 2006. The $3,995 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Mr. Thompson also received $4,023 in expense reimbursement relating to his duties on the Board.

All of the stock option expense figures included in our Director’s Compensation refer to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Company’s Compensation Committee during fiscal 2006 were Bradford Peters, Peter Schechter and Harry Thompson. No member of the Company’s Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

Compensation Committee Report

The Compensation Committee believes that its policies further the shareholders’ interests because a significant part of executive compensation is based upon the Company achieving its financial and other goals and objectives. At the same time, the Committee believes that its policies encourage responsible management of the Company in the short-term. The Committee regularly considers executive compensation issues so that its practices are as effective as possible in furthering shareholder interests.

The Compensation Committee has reviewed and discussed the information provided under the caption ‘Compensation Discussion and Analysis’ set forth above. Based on that review and those discussions, the Compensation Committee recommended to our Board that the ‘Compensation Discussion and Analysis’ be included in this report.

Bradford Peters (Chair)                 Peter Schecter                 Harry Thompson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of May 7, 2007, regarding beneficial stock ownership of (1) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock (our only class of outstanding stock); (2) each of our directors; (3) our Chief Executive Officer, former chief executive officer and our other most highly paid executive officers as of the end of December 2006, our most recently completed fiscal year; and (4) all of our current executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (10)
Executive Officers and Directors
Anthony M. Pilaro (1)	4,406,779	39.8%
Dr. Julian Feneley (2)	118,443	*
Richard De Young	—	*
Kenneth Czaja	—	*
Phillip Powell (3)	5,000	*
John Reed (4)	297,378	2.8%
Bradford Peters (5)	808,884	7.5%
Harry Thompson (6)	42,160	*
Peter Schecter (7)	28,505	*
L. Tim Pierce (8)	51,835	*
All Officers and Directors as a Group (10 persons)	5,758,984	51.1%
5% Beneficial Owners
LCO Investment (1)	4,406,779	39.8%
Bradford Peters (including Titab, LLC) (5)	808,884	7.5%
MicroCapital LLC (9)	1,849,424	17.2%

*	Constitutes less than 1%.

(1)	Includes 3,403,484 shares owned of record and beneficially by LCO Investments Limited (“LCO”), 318,170 shares held indirectly through CAP Properties Limited, a subsidiary of LCO and acting general partner of Excimer Vision Leasing LP, 249,818 shares held directly through P de P Tech Limited (“PdeP”), an affiliate of LCO, 4,500 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 37,921 shares owned beneficially by CAP Advisers Ltd. (“CAP”), acting as co-trustee of various trusts, 7,500 shares held of record by the CAP Charitable Foundation, 52,053 shares held of record and beneficially by CAP and 333,333 warrants to purchase shares at $6.00 per share held by LCO. LCO is a wholly-owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, CAP, PdeP, AMP Trust, LCP II Trust, the CAP Charitable Foundation, CAP Advisers Limited and the trusts indicated above of which CAP is co-trustee. Mr. Pilaro’s address c/o 36 Fitzwilliam Place, Dublin 2, Ireland. LCO’s address is 22 Smith Street, St. Peter Port, Guernsey GYI 2JQ, Channel Islands.

(2)	Includes 118,443 shares owned of record.

(3)	Includes options to purchase 5,000 shares at $3.77 per share.

(4)	Includes 292,378 shares owned of record and options to purchase 5,000 shares at $0.97 per share.

(5)	Includes 746,724 shares owned of record and beneficially (of which 184,100 are owned by TITAB, LLC), and options to purchase 3,655 shares at $15.00 per share, options to purchase 3,335 shares at $56.25 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share, options to purchase 15,000 shares at $1.15 per share and options to purchase 15,000 shares at $1.77 per share. Mr. Peters’ and Titab, LLC’s address is 622 Third Avenue, 38th Floor, New York, New York 10017.

(6)	Includes options to purchase 3,335 shares at $56.25 per share, options to purchase 3,655 shares at $15.00 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share, options to purchase 5,000 shares at $1.15 per share and options to purchase 5,000 shares at $1.77 per share.

(7)	Includes 5,120 shares owned beneficially in a Revocable Living Trust, options to purchase 3,335 shares at $67.50 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 5,000 shares at $5.41 per share, options to purchase 5,000 shares at $1.15 per share and options to purchase 5,000 shares at $1.77 per share. Mr. Schechter’s address is c/o Chlopak, Leonard, Schechter and Associates, 1850 M Street, N.W., Suite 550, Washington, D.C. 20036.

(8)	Includes options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share, options to purchase 15,000 shares at $1.15 per share and options to purchase 15,000 shares at $1.77 per share. Mr. Pierce’s address is c/o SBI Services, Inc., 2625 E. Cottonwood Pkwy, Ste. 480, Salt Lake City, UT 84042.

(9)	Based on Schedule 13G filings with the SEC. Ian Ellis’ address is c/o MicroCapital LLC, 410 Jessie Street, Suite 1002, San Francisco, CA 94103.

(10)	All percentages are calculated based upon 10,744,281 shares of our common stock, being the total number of shares outstanding as of May 7, 2007, plus the number of options or warrants presently exercisable or exercisable within 60 days of May 7, 2007 by the named security holder.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Related party transactions

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

EVL Lease Agreement

The Company was party to an equipment lease in the amount of $15 million with Excimer Vision Leasing L.P. (“EVL”), pursuant to which the Company leased 3,000 BS3000 whitening devices. Under the terms of the lease, the Company paid (i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices. Rental expense related to variable rent were $1.8 million, $2.22 million, $2.22 million and $2.15 million for 2005, 2004, 2003 and 2002, respectively. In December 2003, the lease agreement was amended to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. In August 2004, the lease agreement was further amended to provide that the total rents deferred under the November 2003 lease amendment would be deferred further and due as follows: $1.0 million on February 15, 2005, $1.0 on February 15, 2006; and the remaining balance on February 15, 2007. In February 2005, the Company paid EVL $1.0 million of deferred fees per the amended terms of the lease, leaving approximately $1.8 million to be paid by February 2007. On July 12, 2005, the Company and EVL again amended BriteSmile’s capital lease agreement to provide that on December 31, 2005, EVL would sell to BriteSmile each leased device remaining under the lease at a price of $1 per device and the term of the lease would end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by BriteSmile per the August 2004 amendment to the lease. The balance due pursuant to the July 2005 amendment was paid in full in March 2006. All cancelled lease payments as a result of the July 2005 amendment were treated as forgiveness of debt and recorded as a capital contribution in the amount of $225,000 in 2005. Mr. Pilaro, the Company’s Chairman, serves as Chairman of EVL, and an affiliate of LCO which has an ownership position in EVL.

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

Director Independence

The directors who serve on the Company’s Compensation Committee and Audit Committee are all “independent” for purposes of Rule 4200(a)(15) of the listing standards of the Nasdaq Small Cap Market. That is, the Board of Directors has determined that none of us has a relationship to the Company that might interfere with our independence from the Company and its management. The directors who serve on the Compensation Committee are Mr. Peters, Mr. Schecter and Mr. Thompson. The directors who serve on the Audit Committee are Mr. Pierce, Mr. Peters and Mr. Thompson.

Item 14.	Accounting Fees for fiscal 2006 and 2005

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

Aggregate fees billed to the Company and its subsidiaries for 2006 and 2005 by the Stonefield Josephson and Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, are as follows:

	Aggregate Amount Billed by Stonefield Josephson		Aggregate Amount Billed by Deloitt & Touch LLP
	2006	2005	2006	2005
Audit fees	$304,576	$49,405	$15,000	$227,701
Audit-related fees	—	—	—	—
Tax fees	77,536	—	—	115,327
All other fees	25,928	3,000	—	—

	$408,040	$52,405	$15,000	$343,028

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Exhibits
3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (filed herewith).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

23	Consent of Stonefield Josephson Inc. (filed herewith)

23.1	Consent of Deloitte & Touche LLP. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

By:	/s/ DR. JULIAN FENELEY
Dr. Julian Feneley Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2007

By:	/s/ RICHARD DE YOUNG
Richard De Young Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY M. PILARO Anthony M. Pilaro	Chairman of the Board of Directors	May 18, 2007

/s/ DR. JULIAN FENELEY Dr. Julian Feneley	President, Chief Executive Officer and Director	May 18, 2007

/s/ BRAD PETERS Brad Peters	Director	May 18, 2007

/s/ HARRY THOMPSON Harry Thompson	Director	May 18, 2007

/s/ PETER SCHECHTER Peter Schechter	Director	May 18, 2007

/s/ TIM PIERCE Tim Pierce	Director	May 18, 2007

/s/ JOHN REED John Reed	Director	May 18, 2007

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to achieve profitability and had an accumulated deficit of $171,460,000 and a working capital deficiency of $2,993,000 as of December 30, 2006 and incurred a net loss from continuing operations and net cash used by operating activities of $14,939,000 and $2,792,000, respectively, for the fiscal year ended December 30, 2006. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
April 6, 2007 (Except for Note 17, of which the date is May 18, 2007)

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

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	The fiscal year ended:
	December 30,	December 31,	December 25,
	2006 (Restated)	2005	2004
Revenues	$26,214	$21,754	$21,857
Operating costs and expenses:
Operating and occupancy costs	14,203	13,774	11,335
Selling, general and administrative expenses	20,910	21,516	17,280
Depreciation and amortization	1,618	1,897	3,362
Restructuring expense	—	—	142

Total operating costs and expenses	36,731	37,187	32,119

Loss from operations	(10,517)	(15,433)	(10,262)

Amortization of discount on debt	(530)	(2,606)	—
Gain on mark-to-market of financial instruments related to convertible debt	—	3,811	1,060
Loss on early extinguishment of debt	(5,039)	—	—
Gain on settlement of legal claim	1,257	—	—
Interest income	480	265	76
Interest expense	(1,044)	(1,307)	(855)
Other income / (expense)	469	(343)	(105)

Loss from continuing operations before income tax provision	(14,924)	(15,613)	(10,086)
Income tax provision	(15)	(152)	(95)

Net loss from continuing operations	(14,939)	(15,765)	(10,181)
Discontinued operations (Note 3):
Income (loss) from discontinued operations, net of tax (fiscal year ended
December 30, 2006, includes gain from sale of business of $15,985, net of tax, and gain on settlement of litigation of $3,323, net of tax)	19,308	(2,007)	2,361

Net income (loss) attributable to common shareholders	$4,369	$(17,772)	$(7,820)

Basic and diluted net loss per common share from continuing operations	$(1.42)	$(1.50)	$(0.99)

Basic net income (loss) per common share from discontinued operations	$1.83	$(0.19)	$0.23

Diluted net income (loss) per common share from discontinued operations	$1.83	$(0.19)	$0.21

Basic net income (loss) per common share	$0.41	$(1.69)	$(0.76)

Diluted net income (loss) per common share	$0.41	$(1.69)	$(0.76)

Shares used in computing net loss per common share from continuing operations, basic and diluted	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share from discontinued operations, basic	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share from discontinued operations, diluted	10,574,606	10,543,553	11,073,098

Shares used in computing net income (loss) per common share, basic	10,557,239	10,543,553	10,291,704

Shares used in computing net income (loss) per common share, diluted	10,574,606	10,543,553	10,291,704

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	The fiscal year ended:
	December 30,	December 31,	December 25,
	2006 (Restated)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,369	$(17,772)	$(7,820)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,618	1,897	3,362
Loss on disposal of property and equipment	63	334	103
Amortization of discount on debt	530	2,606	315
Impairment charges	—	298	—
Gain on mark-to-market of financial instruments related to convertible debt	—	(3,811)	(1,060)
Gain on sale of discontinued operations	(19,308)	—	—
Loss on early extinguishment of debt	5,039	—	—
Expenses paid by related party	20	278	813
Costs recognized for issuance of stock and stock options	—	—	146
Stock compensation expense	544	504	—
Increase in variable deferred payments to a related party	—	—	2,217
Changes in assets and liablilities:
Trade accounts receivable	(100)	49	1,260
Inventories	(497)	772	111
Prepaid expenses and other	916	(442)	(105)
Other assets	(64)	(187)	(882)
Investments, restricted as to use	—	—	(486)
Accounts payable	(1,925)	(1,487)	(1,991)
Accrued liabilities	(889)	2,348	98
Store closure accrual	(217)	(106)	(330)
Deferred revenue	2,434	1,091	417
Other long term liabilities	(161)	41	151
Net cash provided by operating activities - discontinued operations	4,836	5,785	4,723

Net cash provided by (used in) operating activities	(2,792)	(7,802)	1,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment - continuing operations	(63)	(3,163)	(1,336)
Purchase of property and equipment - discontinued operations	—	(1,194)	(749)
Proceeds from assets held for sale - discontinued operations	25,831	—	—
Investments, restricted as to use	(4,920)	(137)	—
Proceeds from sale of investment	284	—	—

Net cash provided by (used in) investing activities	21,132	(4,494)	(2,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	(73)	(1,586)	(61)
Principal payments on long-term debt	(19,051)	—	(3,883)
Proceeds from issuance of convertible debt and related financial instruments, net	—	—	11,211
Proceeds from sale of common stock, net	—	—	6,339
Proceeds from exercise of warrants	—	300	—
Proceeds from exercise of warrants by related party	—	148	—
Proceeds from exercise of stock options	—	72	433

Net cash provided by (used in) financing activities	(19,124)	(1,066)	14,039

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(784)	(13,362)	12,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	5,518	18,880	5,884

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,734	$5,518	$18,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$516	$898	$306

Cash paid for income taxes	$90	$78	$95

SUMMARY OF NON-CASH INVESTING AND FINANCING ITEMS:
Conversion of debt, including accrued interest to equity	$—	$1,213	$—

Fair value of financial instruments related to debt financing arrangements	$—	$—	$6,095

Debt foregiveness by related party	$—	$225	$—

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

Going concern

To date, the Company has yet to achieve profitability. The Company has an accumulated deficit of $171,460,000 and working capital deficiency of $2,993,000 as of December 30, 2006 and net loss from continuing operations and net cash used by operating activities of $14,939,000 and $2,792,000, respectively, for the fiscal year ended December 30, 2006. At December 30, 2006, the Company had $4.7 million in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company’s outstanding long-term debt was fully paid in March 2006 from the proceeds of the sale transaction with Discus in March 2006 as required by consents obtained from the debt holders. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty surrounding the outcome of legal claims against the Company and the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

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

Revenues from discontinued operations for the periods ended December 30, 2006, December 31, 2005 and December 25, 2004 were $3.0 million, $18.2 million and $24.6 million, respectively. Net income (loss) for those periods was $19.3 million, ($2.0) million and $2.4 million respectively. The 2006 net income includes $14.9 million, net of tax, from the sale of assets to Discus, $3.3 million, net of tax, from the settlement of patent litigation with Discus, and $1.1 million in income from the operation of the discontinued Associated Centers business prior to sale.

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

A summary of the Company’s stock option activity and related information for the periods ended December 30, 2006, December 31, 2005 and December 25, 2004 is as follows:

	Options	Weighted- average exercise price per share	Weighted- average remaining contractual term	Aggregate intrinsic value
Options outstanding at December 27, 2003	1,129,375	$23.20
Granted	288,547	$9.18
Exercised	(88,002)	$5.16
Forfeited or cancelled	(189,062)	$11.76

Options outstanding at December 25, 2004	1,140,858	$16.05
Granted	997,443	$5.56
Exercised	(16,672)	$4.31
Forfeited or cancelled	(1,082,560)	$8.44

Options outstanding at December 31, 2005	1,039,069	$12.91
Granted	40,000	$1.15
Exercised	—	$—
Forfeited or cancelled	(591,579)	$11.32

Options outstanding at December 30, 2006	487,490	$13.88	4.00 years	$30,450

Options exercisable at December 30, 2006	451,990	$13.74	3.71 years	$29,850

The weighted average fair value of options granted during 2006, 2005, and 2004 using the Black-Scholes option pricing valuation model was $0.80, $5.56, and $5.19, respectively.

A summary of the status of options outstanding at December 30, 2006 is as follows:

Outstanding Options				Exercisable Options
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.58 —$ 1.98	59,340	8.31	$1.31	58,840	$1.32
3.77 — 7.50	104,131	5.13	4.89	99,131	4.95
10.50 — 12.30	124,000	5.39	11.05	94,000	11.22
15.00 — 67.50	200,019	1.26	24.05	200,019	22.92

	487,490	4.00	13.88	451,990	13.74

Shares Reserved for Future Issuance

The Company has reserved shares of common stock for future issuance as follows:

December 30, 2006
Employee stock options outstanding	451,375
Non-employee stock options outstanding	36,115
Stock options available for grant under 1997 plan	1,143,482
Warrants outstanding	367,888

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

16. Unaudited Quarterly Financial Data:

The Company’s presentation of its unaudited quarterly financial data in its annual report on Form 10-K for the year ended December 30, 2006 has been revised regarding the presentation of quarterly revenue and also regarding the allocation of operating expenses between continuing and discontinued operations (see Note 17, “Amendment of Annual Report on Form 10-K for the fiscal year ended December 30, 2006”). Corrections made to the allocation of operating expenses between continuing and discontinued operations also affected the results from continuing operations and the results from discontinued operations for the year ended December 30, 2006. Also, for the year ended December 31, 2005, the presentation of quarterly financial data was incorrect. For both years, total revenues, net income and net income per common share remain unchanged. Throughout the Company’s amended Annual Report on Form 10-K/A, of which these financial statements and notes are a part, the errors referred to have been corrected.

	Quarter Ended (Restated)
	April 1, 2006(a)	July 1, 2006	September 30, 2006(a)	December 30, 2006
2006
Revenue	$6,035	$7,760	$6,711	$5,708
Total operating costs and expenses	8,781	9,899	10,945	7,106
Loss from operations	(2,746)	(2,139)	(4,234)	(1,398)
Loss from continuing operations	(9,314)	(774)	(3,778)	(1,073)
Gain (loss) from discontinued operations	20,996	—	(1,688)	—
Net income (loss)	11,682	(774)	(5,466)	(1,073)
Net income (loss) per common share, basic and diluted:
from continuing operations:	$(0.88)	$(0.07)	$(0.36)	$(0.11)
from discontinued operations:	$1.99	$—	$(0.16)	$—
Net income (loss) per common share	$1.11	$(0.07)	$(0.52)	$(0.11)

	Quarter Ended (Restated)
	March 26, 2005(b)	June 25, 2005(c)	September 24, 2005(d)	December 31, 2005(e)
2005
Revenue	$5,370	$5,166	$5,261	$5,957
Total operating costs and expenses	9,693	9,763	9,592	8,139
Loss from operations	(4,323)	(4,597)	(4,331)	(2,182)
Loss from continuing operations	(2,535)	(5,901)	(4,100)	(3,229)
Loss from discontinued operations	(653)	(903)	(385)	(66)
Net loss	(3,188)	(6,804)	(4,485)	(3,295)
Net loss per common share, basic and diluted:
from continuing operations:	$(0.24)	$(0.56)	$(0.39)	$(0.31)
from discontinued operations:	$(0.06)	$(0.09)	$(0.04)	$(0.00)
Net loss per common share	$(0.30)	$(0.65)	$(0.43)	$(0.31)

(a)	The 2006 first quarter includes income from discontinued operations, the sale of the Company’s Associated Centers business, of $21.0 million. The $21.0 million consisted of $14.7 million, net of tax, on the sale of Associated Centers assets, a $5.2 million gain, net of tax, on the settlement of litigation with Discus and $1.1 million of income from operations of the Associated Centers business during the 2006 first quarter. Subsequently, in the 2006 third quarter, we settled a fee dispute with counsel that represented us in matters relating to the sale of the Associated Centers business and associated patent litigation. This resulted in recognition of additional legal costs, net of tax, reducing income from discontinued operations by $1.7 million, to $19.3 million, net of tax, for the Company’s fiscal year ended December 30, 2006.

(b)	The 2005 first quarter includes a non-cash gain of $2.7 million or $0.26 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.

(c)	The 2005 second quarter includes a non-cash loss of $98,000 or $0.01 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.

(d)	The 2005 third quarter includes a non-cash gain of $1.1 million or $0.11 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.

(e)	The 2005 fourth quarter includes a non-cash gain of $18,000 or $0.00 per share for the mark-to-market revaluation of the financial instruments related to the convertible debt sold in December 2004.

Note 17. Amendment of Annual Report on Form 10-K for the fiscal year ended December 30, 2006

The Company is aware of accounting and clerical errors in its annual report for the fiscal year ended December 30, 2006, as follows:

A. Clerical errors resulted in the presentation of incorrect quarterly sales for 2006 in Note 16 (Unaudited Quarterly Financial Data) to the financial statements included in the Company’s annual report on Form 10-K. A summary of the corrected data is shown below (in thousands):

	Quarter Ended				Total
	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
2006 Quarterly Sales as previously reported:	$4,513	$6,430	$5,768	$9,503	$26,214
2006 Quarterly Sales as corrected:	$6,035	$7,760	$6,711	$5,708	$26,214

B. The Company is aware of errors in the determination of income (loss) from discontinued operations and offsetting errors in the determination of income (loss) from continuing operations for its fiscal year ended December 30, 2006. Specifically, the allocation of selling, general and administrative expenses, loss on disposal of property and equipment and accrued liabilities between continuing and discontinued operations was not consistent between 2006 and preceding years, with the allocation of those items being in error in 2006. Correction of the 2006 errors requires restatement of amounts between discontinued and continuing operations on the Company’s statement of operations and statement of cash flows for its fiscal 2006 and on the quarterly results presented on Note 16 to the financial statements (Unaudited Quarterly Financial Data) in the annual report on Form 10-K. Additionally, although these errors did not affect full-year results for the Company’s fiscal years ended December 31, 2005, or December 25, 2004, quarterly results for 2005 as presented in Note 16 to the financial statements (Unaudited Quarterly Financial Data) in the annual report on Form 10-K were affected. A summary of the corrected data is shown below (in thousands, except per share data):

Statement of operations:	For the fiscal year ended December 30, 2006 as previously reported	Restatement	For the fiscal year ended December 30, 2006 as restated
Revenues	$26,214	$—	$26,214
Operating and occupancy costs	14,203	—	14,203
Selling, general and administrative expenses	19,516	(1,394)	20,910
Depreciation and amortization	1,618	—	1,618

Total operating costs and expenses	35,337	(1,394)	36,731

Loss from operations	(9,123)	1,394	(10,517)
Amortization of discount on debt	(530)	—	(530)
Loss on early extinguishment of debt	(5,039)	—	(5,039)
Gain on legal settlement of legal claim	1,257	—	1,257
Interest income	480	—	480
Interest expense	(1,044)	—	(1,044)
Other income / (expense)	469	—	469

Loss from continuing operations before income tax provision	(13,530)	1,394	(14,924)
Income tax provision	(15)	—	(15)

Net loss from continuing operations	(13,545)	1,394	(14,939)
Income from discontinued operations, net of tax	17,914	(1,394)	19,308

Net income attributable to common shareholders	$4,369	$—	$4,369

Basic and diluted net loss per common share from continuing operations	$(1.28)	$0.14	$(1.42)
Basic net income per common share from discontinued operations	$1.70	$(0.13)	$1.83
Diluted net income per common share from discontinued operations	$1.69	$(0.14)	$1.83
Basic net income per common share	$0.41	$—	$0.41
Diluted net income per common share	$0.41	$—	$0.41

Statement of cash flows (changed amounts only):
Loss on disposal of property and equipment	$120	$57	$63
Gain on sale of discontinued operations	(17,914)	1,394	(19,308)
Accrued liabilities	(1,156)	(267)	(889)
Net cash provided by operating activities - discontinued operations	3,461	(1,375)	4,836
Net cash used in operating activities	(2,983)	(191)	(2,792)
Proceeds from assets held for sale - discontinued operations	26,022	191	25,831
Net cash provided by investing activities	21,323	191	21,132

The original presentation of 2006 quarterly data and the corrected 2006 quarterly data are shown below for the line items that have been corrected:

	Quarter Ended				Total
Unaudited quarterly financial data as previously reported, for 2006:	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Revenue	$4,513	$6,430	$5,768	$9,503	$26,214
Income (loss) from continuing operations	(7,920)	(774)	(5,733)	882	(13,545)
Income (loss) from discontinued operations	19,602	—	—	(1,688)	17,914
Net income (loss)	11,682	(774)	(5,733)	(806)	4,369
Net income (loss) per common share, basic:
from continuing operations:	$(0.75)	$(0.07)	$(0.54)	$0.08	$(1.28)
from discontinued operations:	$1.86	$—	$—	$(0.16)	$1.70
Basic and diluted net income (loss) per common share	$1.10	$(0.07)	$(0.54)	$(0.08)	$0.41

	Quarter Ended				Total
Restatements:	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Revenue	$1,522	$1,330	$943	$(3,795)	$—
Income (loss) from continuing operations	(1,394)	—	1,955	(1,955)	(1,394)
Income (loss) from discontinued operations	1,394	—	(1,688)	1,688	1,394
Net income (loss)	—	—	267	(267)	—
Net income (loss) per common share, basic:
from continuing operations:	$(0.13)	$—	$0.18	$(0.19)	$(0.14)
from discontinued operations:	$0.13	$—	$(0.16)	$0.16	$0.13
Basic and diluted net income (loss) per common share	$0.01	$—	$0.02	$(0.03)	$(0.00)

	Quarter Ended				Total
Unaudited quarterly financial data as restated, for 2006:	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Revenue	$6,035	$7,760	$6,711	$5,708	$26,214
Loss from continuing operations	(9,314)	(774)	(3,778)	(1,073)	(14,939)
Income (loss) from discontinued operations	20,996	—	(1,688)	—	19,308
Net income (loss)	11,682	(774)	(5,466)	(1,073)	4,369
Net income (loss) per common share, basic:
from continuing operations:	$(0.88)	$(0.07)	$(0.36)	$(0.11)	$(1.42)
from discontinued operations:	$1.99	$—	$(0.16)	$—	$1.83
Basic and diluted net income (loss) per common share	$1.11	$(0.07)	$(0.52)	$(0.11)	$0.41

The original presentation of 2005 quarterly data and the corrected 2005 quarterly data are shown below for the line items that have been corrected:

	Quarter Ended				Total
Unaudited quarterly financial data as previously reported, for 2005:	March 26, 2005	June 25, 2005	September 24, 2005	December 31, 2005
Revenue	$5,305	$5,101	$5,150	$6,198	$21,754
Loss from continuing operations	(776)	(4,463)	(2,708)	(7,818)	(15,765)
Income (loss) from discontinued operations	(2,412)	(2,341)	(1,777)	4,523	(2,007)
Net loss	(3,188)	(6,804)	(4,485)	(3,295)	(17,772)
Net income (loss) per common share, basic:
from continuing operations:	$(0.07)	$(0.43)	$(0.26)	$(0.74)	$(1.50)
from discontinued operations:	$(0.23)	$(0.22)	$(0.17)	$0.43	$(0.19)
Basic and diluted net loss per common share	$(0.30)	$(0.65)	$(0.43)	$(0.31)	$(1.69)

	Quarter Ended				Total
Restatements:	March 26, 2005	June 25, 2005	September 24, 2005	December 31, 2005
Revenue	$65	$65	$111	$(241)	$—
Income (loss) from continuing operations	(1,759)	(1,438)	(1,392)	4,589	—
Income (loss) from discontinued operations	1,759	1,438	1,392	(4,589)	—
Net income (loss)	—	—	—	—	—
Net income (loss) per common share, basic:
from continuing operations:	$(0.17)	$(0.13)	$(0.13)	$0.43	$—
from discontinued operations:	$0.17	$0.13	$0.13	$(0.43)	$—
Basic and diluted net loss per common share	$—	$—	$—	$—	$—

	Quarter Ended				Total
Unaudited quarterly financial data as restated, for 2005:	March 26, 2005	June 25, 2005	September 24, 2005	December 31, 2005
Revenue	$5,370	$5,166	$5,261	$5,957	$21,754
Loss from continuing operations	(2,535)	(5,901)	(4,100)	(3,229)	(15,765)
Loss from discontinued operations	(653)	(903)	(385)	(66)	(2,007)
Net loss	(3,188)	(6,804)	(4,485)	(3,295)	(17,772)
Net loss per common share, basic:
from continuing operations:	$(0.24)	$(0.56)	$(0.39)	$(0.31)	$(1.50)
from discontinued operations:	$(0.06)	$(0.09)	$(0.04)	$—	$(0.19)
Basic and diluted net loss per common share	$(0.30)	$(0.65)	$(0.43)	$(0.31)	$(1.69)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts: Trade	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$467	174	(193)	—	$448
Year ended December 31, 2005	$448	(38)	(141)	—	$269
Year ended December 30, 2006	$269	(8)	(114)	(147)	$—

Allowance for Doubtful Accounts: Non-trade	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$—	—	—	—	$—
Year ended December 31, 2005	$—	—	—	—	$—
Year ended December 30, 2006	$—	485	(170)	—	$315

Valuation allowance for deferred tax assets:	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 25, 2004	$55,047	1,973	—	—	$57,020
Year ended December 31, 2005	$57,020	6,397	—	—	$63,417
Year ended December 30, 2006	$63,417	—	(1,459)	—	$61,958