Form 10-Q
period 2007-03-31
BSML INC
filed 2007-05-21
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

BSML, Inc. had 10,744,281 shares of common stock outstanding at March 31, 2007.

BSML, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 31, 2007	December 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,468	$4,734
Trade accounts receivable, net	445	213
Inventories	1,084	1,273
Investments, restricted as to use	3,666	3,625
Prepaid expenses and other current assets	273	243

Total current assets	8,936	10,088

Property and equipment, net	3,896	4,258
Investments, restricted as to use	2,681	2,761
Other assets	969	958

Total assets	$16,482	$18,065

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,287	$1,770
Accrued liabilities	6,195	6,776
Accrual for Center closures	266	170
Gift certificate liability	1,456	1,775
Deferred revenue	2,819	2,590

Total current liabilities	12,023	13,081

Long term liabilities:
Accrual for Center closures	134	258
Deferred revenue	1,159	1,352
Other long term liabilities	841	892

Total long term liabilities	2,134	2,502

Total liabilities	14,157	15,583

Shareholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,744,281 and 10,664,281 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	39	39
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at March 31, 2007 and December 30, 2006
Additional paid-in capital	174,134	173,903
Accumulated deficit	(171,848)	(171,460)

Total shareholders’ equity	2,325	2,482

Total liabilities and shareholders’ equity	$16,482	$18,065

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share data)

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
		(restated)
Revenues	$7,161	$6,035

Operating costs and expenses:
Operating and occupancy costs	3,644	3,338
Selling, general and administrative expenses	3,666	5,336
Depreciation and amortization	362	107

Total operating costs and expenses	7,672	8,781

Loss from operations	(511)	(2,746)

Amortization of discount on debt	—	(530)
Loss on early extinguishment of debt	—	(5,039)
Other income / (expense), net	141	(964)

Loss from continuing operations before income tax provision	(370)	(9,279)
Income tax provision	18	35

Net loss from continuing operations	(388)	(9,314)

Discontinued operations (Note 3):
Income from discontinued operations, net of tax (thirteen weeks ended April 1, 2006, includes gain from sale of business of $15,794, net of tax, and gain on settlement of litigation of $5,202, net of tax)	—	20,996

Net income (loss) attributable to common shareholders	$(388)	$11,682

Basic and diluted net loss per common share from continuing operations	$(0.04)	$(0.88)

Basic net income (loss) per common share from discontinued operations	$—	$1.99

Diluted net income (loss) per common share from discontinued operations	$—	$1.99

Basic net income (loss) per common share	$(0.04)	$1.11

Diluted net income (loss) per common share	$(0.04)	$1.11

Shares used in computing net loss per common share from continuing operations, basic and diluted	10,717,614	10,549,130

Shares used in computing net income per common share from discontinued operations, basic	10,717,614	10,549,130

Shares used in computing net income (loss) per common share from discontinued operations, diluted	10,717,614	10,555,130

Shares used in computing net income (loss) per common share, basic	10,717,614	10,549,130

Shares used in computing net income (loss) per common share, diluted	10,717,614	10,555,130

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands, except share data)

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(388)	$11,682
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	362	107
Loss on disposal of property and equipment		3
Amortization of discount on debt	—	530
Gain on sale of discontinued operations	—	(20,996)
Loss on early extinguishment of debt	—	5,039
Stock compensation expense	231	75
Expenses paid by related party	—	20
Changes in assets and liablilities:
Trade accounts receivable	(232)	(468)
Inventories	189	171
Prepaid expenses and other	(30)	688
Other assets	(11)	(24)
Accounts payable	(483)	329
Accrued liabilities	(581)	1,182
Gift certificate and prepaid appointment deferred revenue	(319)	(218)
Store closure accrual	(28)	(55)
Maintenance contract deferred revenue	36	(309)
Other long term liabilities	(51)	357
Net cash provided by operating activities—discontinued operations	—	9,836

Net cash provided by (used in) operating activities	(1,305)	7,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assets held for sale—discontinued operations	—	25,831
Investments, restricted as to use	39	(10,995)
Proceeds from sale of investment	—	138

Net cash used in investing activities	39	14,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	—	(73)
Principal payments on long-term debt	—	(19,051)

Net cash provided by (used in) financing activities	—	(19,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,266)	3,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,734	5,518

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,468	$9,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$898

Cash paid for income taxes	$308	$78

See notes to condensed consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Basis of Presentation

BSML, Inc. is a Utah corporation (“BSML” or the “Company”) formerly known as BriteSmile, Inc. The Company and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As described below, the Company’s Associated Center business was sold in March 2006. The results of operations of the Associated Centers business, the gain on sale of assets of the Associated Centers business and the gain on settlement of litigation related to the sale have been classified as discontinued operations in all 2006 periods presented in this quarterly report on Form 10 Q. The Company’s business is now focused on one industry segment: products and procedures to whiten teeth.

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc. to sell its Centers business, but this agreement was terminated on May 1, 2006. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held for use. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses. In March 2006, we completed the sale of our Associated Centers business. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all periods presented have been reflected as discontinued operations. There are no assets or liabilities of the Associated Centers business as of April 1, 2006, or subsequently.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 weeks ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the Company’s fiscal year ending December 29, 2007.

Going Concern

To date, the Company has yet to achieve profitability. The Company has an accumulated deficit of $171,848,000 and working capital deficiency of $3,087,000 as of March 31, 2007. The Company’s net loss and net cash used by operating activities were $388,000 and $1,305,000, respectively, for the thirteen weeks ended March 31, 2007. At March 31, 2007, the Company had $3.5 million in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty surrounding the outcome of legal claims against the Company and the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

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

For the 13-weeks period ended March 31, 2007 and April 1, 2006, the Company recognized stock-compensation costs of approximately $231,000 and $75,000, respectively. Of the $231,000 recognized in the 13-week period ended March 31, 2007, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares. The Company recognized no tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

Based on current assumptions, currently outstanding option grants and restricted common shares expected to vest and become unrestricted in the future, the remaining value as stock-compensation cost in the future is approximately $489,000.

The following table represents stock option activity for the 13 week period ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinisic Value
				(In thousands)
Options outstanding at December 30, 2006	487,490	$13.88
Granted	40,000	1.77
Exercised	—	—
Cancelled	(35,377)	14.26

Options outstanding at March 31, 2007	492,113	$12.87	3.2 years	$12

Vested or expected to vest at March 31, 2007	488,779	$13.41	3.4 years	$12

Exercisable at March 31, 2007	468,695	$13.41	3.0 years	$12

The Company has made no stock-based compensation awards to employees in 2007. The Company’s stock-based compensation expense for the thirteen weeks ended March 31, 2007 is entirely due to employee stock and stock-based awards made prior to the beginning our the Company’s fiscal 2007 year, 40,000 options awarded to directors and to an immediately vested stock award made to a non-employee. The Company’s estimated future stock-based compensation expense is primarily due to a restricted stock grant made to the Company’s Chief Executive Officer in 2006 and to the unvested portion of option grants made to directors in the first quarter of 2007. For options granted in the thirteen week periods ended March 31, 2007, and April 1, 2006, respectively, the Company used the Black-Scholes option pricing model to estimate the fair value of employee stock-based awards with the following assumptions:

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Risk-free interest rate	4.61%	4.37%
Expected life of options (yrs)	2.66	2.66
Expected volatility	121%	121%
Expected dividends	None	None
Forfeiture rate	10%	27%

The assumptions above are based on multiple factors, including historical exercise patterns of employees. We used historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical run-rate. Since we have never paid dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve.

In the fourth quarter of 2006, the Company awarded its Chief Executive Officer 574,290 shares of restricted stock. Twenty percent of the shares vested immediately as of his employment date and additional amounts of twenty percent of the total grant will vest on each of the next four anniversaries of his employment date. An assumed annual forfeiture rate of 10% has been used in determining the current period expense associated with this grant and the future expected expense associate with this grant. In the Company’s pro-forma information required under FAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

3. Income/Loss Per Common Share

Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. For the 13-week period ended April 1, 2006, there were 6,000 stock options included in the calculation of diluted net income per share, as their effect was dilutive. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

	March 31, 2007	April 1, 2006
Potentially dilutive securities:
Options	492,113	1,001,291
Warrants	354,551	930,155

Total	846,664	1,931,446

4. Discontinued Operations

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus acquired the assets and the operations of the Company’s Associated Centers business for approximately $26.8 million plus the assumption of certain operating liabilities. The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers Business, including the BriteSmile name and trademark, and substantially all of our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus. In the same transaction, the Company settled its litigation with Discus for $8.7 million. All litigation between the Company and Discus has now been dismissed. The asset sale and settlement of litigation resulting in total consideration of approximately $35.5 million to the Company, prior to consideration of related deal costs, legal expenses and income taxes. In the statement of operations for the period ended April 1, 2006, the operations of the Associated Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc. to sell its Centers business, but this agreement was terminated on May 1, 2006. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held for use. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses. In March 2006, we completed the sale of our Associated Centers business. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all periods presented have been reflected as discontinued operations. There are no assets or liabilities of the Associated Centers business as of April 1, 2006, or subsequently.

For the thirteen-week period ended April 1, 2006 revenues from discontinued operation were approximately $3.0 million and net income from discontinued operations was $1.1 million. Also for the thirteen-week period ended April 1, 2006, the after-tax gain on the sale of assets was $14.7 million, income from operations was $1.1 million and the after-tax gain on settlement of litigation was $5.2 million, for total income from discontinued operations, net of tax, of $21.0 million. Subsequently, in the third quarter of 2006, the gain on sale of assets and the gain on settlement were revised to reflect additional legal expenses incurred. In the fourth quarter of 2006, these gains were further revised to reflect adjustments in estimated taxes due on the transaction.

5. Debt

The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt and capital leases existing at that time. These payments totaled approximately $19.1 million. The Company had no debt at December 30, 2006 or March 31, 2007.

6. Related Party Payments

The following table summarizes the amounts paid to related parties in the thirteen-week periods ended March 31, 2007 and April 1, 2006, respectively:

Related Party	Nature of Relationship	Goods / Services Provided	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges and order fulfillment services	$299,843	$907,000
Oraceutical, LLC	A former board member is a co-founder and managing director	Consulting	45,000	45,000
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	126,935	123,000
LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	—	3,306,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	—	1,582,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	—	2,867,000

Total			$471,778	$8,830,000

Oraceutical, LLC supplies the Company with approximately 20% of its product, valued at cost.

6. Legal Proceedings

The Company is the subject of certain legal actions. Management believes that it has accrued the appropriate amount of liability for actions against the Company. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions.

A summary of legal matters settled or dismissed prior to March 31, 2007 is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006.

The following cases or claims remain active and pending against the Company:

Smile Inc. Asia Pte. Ltd. v. BriteSmile, filed in April 2002 in Utah state court. Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”) for $10 million of claimed damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) for laser-aided teeth whitening devices by failing to fill orders and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, conversion, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The trial court recently dismissed the claims for unjust enrichment and conversion.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement and opposing the Company’s efforts to register its marks in Singapore.

One of the principal defenses to Smile’s claims is that the distributor agreement for the laser-aided teeth whitening devices expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and will continue to defend these claims.

During multi-day hearings held on October, November and December of 2006, the court heard arguments and granted in part the Company’s motion for summary judgment dismissing Smile’s claims for conversion, unjust enrichment, civil conspiracy, interference with contractual and economic relations and constructive trust as a claim. In addition, the court ruled that Smile is not entitled to recover the approximately $2.4 million in prejudgment interest that it was seeking to recover.

On February 28, 2007, the court held the first day of an evidentiary hearing regarding the reliability of Smile’s expert witness testimony on lost profits damages.

The Company is subject to a prejudgment writ of attachment in the amount of $1.5 million based on a stipulation of the parties. No trial date is currently set.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery. In April 2007, Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery (collectively, “Oraceutical”) filed suit in California state court naming as defendants the Company and its subsidiary BriteSmile Development, Inc. (“BDI”), the Company’s Chief Executive Officer, Dr. Julian C. Feneley (“Feneley”), and the Company’s Chairman of the Board, Mr. Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus Dental, Inc. and its subsidiary BriteSmile Professional, Inc. (collectively, “Discus”), neither of whom is affiliated with the Company. The complaint seeks to recover at least $11.3 million plus punitive and exemplary damages. The complaint assert claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

The claims in the complaint are based on an Asset Purchase Agreement, as subsequently amended (the “APA”), entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third-party royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, the intellectual property acquired from Oraceutical was sold to Discus along with other assets of the Company in a transaction valued at $35 million, with $8.7 million allocated to settle patent infringement litigation with Discus. In the complaint Oraceutical claims that that value of the patent infringement settlement should be substantially more than $8.7 million. If the value was $8.7 million, and after considering appropriate off-sets and deductions required by the APA, Oraceutical would not be entitled to any part of the consideration received from Discus. The declaratory judgment claim seeks a declaration that Discus should be bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

A response to the complaint is not yet due. The Company intends to respond to the complaint on or before the due date and will vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the $26.8 million value of the assets acquired by Discus and the $8.7 million value of the Discus patent litigation settlement, including opinions of the Company’s investment banker in the Discus transaction, Piper Jaffray.

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

7. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen-month periods ended March 31, 2007 and April 1, 2006, respectively, are as follows (in thousands):

	Thirteen months ended
	March 31, 2007	April 1, 2006
Center whitening fees, net	$4,651	$4,513
Product and other revenue	2,510	1,522

Total	$7,161	$6,035

8. Commitments and contingencies

The following table sets for the Company’s future minimum payments due under operating leases, consulting agreements and office equipment service agreements:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Nine Months)	2008-2009	2010-2011	2012 and Thereafter
Operating leases	$10,433	$2,831	$6,450	$695	$457
Consulting and office equipment service contracts	382	156	202	19	5

Total	$10,815	$2,987	$6,652	$714	$462

9. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the company’s revenues for the three months ended March 31, 2007, as follows (in thousands):

	13 Weeks ended March 31, 2007	13 Weeks ended April 1, 2006
QVC Network revenue	$799	$503
Other revenue	6,362	5,532

Total Revenue	$7,161	$6,035

10. Compliance with SFAS Interpretation 48, “Accounting for Uncertainty in Income Taxes”

The Company adopted SFAS Interpretation 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”, on January 1, 2007. Management’s review of its inventory of tax positions indicated two positions that are judged not to meet the standard of “more likely than not” to be upheld upon audit. Specifically, the Company’s treatment of gift certificate revenue and maintenance contract revenue has mirrored the requirements for revenue recognition under generally accepted accounting principles, whereas provisions of the tax code may require cash basis recognition of income. This distinction will create a timing difference between periods in which revenue is to be recognized in our financial statements compared with periods in which revenue is to be recognized on the Company’s tax returns. However, these positions would not require a FIN 48 reserve as the net operating loss deduction would offset any additional income recognition and FIN 48 allows the netting of the reserve against the NOL deferred tax asset. As the deferred tax asset is fully offset by a valuation allowance, recording a reserve would represent a reclass between the reserve and the valuation allowance and would not have an impact to our financial statements. As we did not recognize any adjustment to the liability for uncertain tax positions nor did we record any unrecognized tax benefits, no adjustments were recorded to the beginning balance of retained earnings on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. Our centers, which operate as professional corporations, also file federal income tax returns and state income tax returns in their respective states.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections.

Note 11. Reclassification and restatement of Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended April 1, 2006

During 2005, the Company’s Board of Directors took various actions to evaluate the long-term prospects for continuing to operate the Company’s Associated Centers and Centers businesses. In mid-2005, the Board of Directors and management had committed to seek potential buyers of both the Associated Centers and the Centers. This search had identified buyers where a deal appeared probable within the next twelve months and the operations were ready for immediate sale. Therefore, in the Company’s quarterly report on Form 10-Q for the thirteen week period ended April 1, 2006, the operations of the Associated Centers and the Centers were accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On March 13, 2006, BriteSmile completed an asset sale with Discus, whereby Discus acquired the assets and the operations of the Associated Centers. During the first quarter of 2006, Dental Spas agreed to purchase the Company’s Centers business. However, on May 1, 2006, the closing conditions set forth in the Purchase Agreement with Dental Spas were not satisfied and pursuant to its terms, the Company terminated the Purchase Agreement. The Board of Directors of the Company determined that it was in the best interest of the Company’s shareholders to terminate the Purchase Agreement with Dental Spas and to continue to operate the Centers. Therefore, the financial statements included in annual report on Form 10Q for the quarterly period ended July 1, 2006, and all reports thereafter, were prepared in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in that the results of operations for the Centers business were presented as continuing operations for all periods presented. Reclassifications to the results of the Centers business, reported as discontinued in the quarterly report on Form 10-Q for the period ended April 1, 2006, were made as required in order to effect their presentation as from continuing operations in all periods including and subsequent to July 1, 2006. All assets and liabilities related to the discontinued operations of the Associated Centers business were classified as held for sale for all comparative reporting periods presented.

Additionally, the Company subsequently changed the method used in determination of income (loss) from discontinued operations for its fiscal year ended December 30, 2006 and for the each of the fiscal quarters of 2006. This requires of restatement of income (loss) from continuing and discontinued operations for those periods, although revenue and net income are not affected. A summary of the changes are presented below:

	13 Weeks Ended April 1, 2006*	Reclassification per SFAS 144	13 Weeks Ended April 1, 2006**	Restatements	13 Weeks Ended April 1, 2006:
					restated
Statement of operations:
Revenues	$—	$6,035	$6,035	$—	$6,035
Operating and occupancy costs	—	3,338	3,338	—	3,338
Selling, general and administrative expenses	2,503	1,439	3,942	1,394	5,336
Depreciation and amortization	107	—	107	—	107

Total operating costs and expenses	2,610	4,777	7,387	1,394	8,781

Loss from operations	(2,610)	1,258	(1,352)	(1,394)	(2,746)

Amortization of discount on debt	(530)	—	(530)	—	(530)
Loss on early extinguishment of debt	(5,039)	—	(5,039)	—	(5,039)
Other expense, net	(964)	—	(964)	—	(964)

Loss from continuing operations before income tax	(9,143)	1,258	(7,885)	(1,394)	(9,279)
Income tax	35	—	35	—	35

Net loss from continuing operations	(9,178)	1,258	(7,920)	(1,394)	(9,314)

Discontinued operations	20,860	(1,258)	19,602	1,394	20,996

Net income attributable to common shareholders	$11,682	—	$11,682	—	$11,682

Basic and diluted net loss per common share from continuing operations	$(0.87)	$0.12	$(0.75)	$(0.13)	$(0.88)

Basic net income per common share from discontinued operations	$1.98	$(0.12)	$1.86	$0.13	$1.99

Diluted net income per common share from discontinued operations	$1.98	$(0.12)	$1.86	$0.13	$1.99

Basic net income per common share	$1.11	$—	$1.11	$—	$1.11

Diluted net income per common share	$1.11	$—	$1.11	$—	$1.11

*	per the quarterly report on Form 10-Q for the period ended April 1, 2006
**	per the quarterly report on Form 10-Q for the period ended July 1, 2006

Note 12. Subsequent Event

On April 12, 2007, BSML, Inc. (the “Company”), received a written Staff Determination Notice (the “Notice”) from the NASDAQ Stock Market (“NASDAQ”) stating that the Company is not in compliance with NASDAQ’s Marketplace Rule

4310(c)(2)(B) because the Company’s stockholders’ equity was $2,482,000, the market value of the Company’s listed securities was $15,256,879, and because the Company had reported net losses from continuing operations in its annual filings for the years ended December 30, 2006, December 31, 2005, and December 25, 2004. NASDAQ Rule 4310(c)(2)(B) requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuous operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

The Company determined that it would not be able to successfully cure its deficiencies in regard to NASDAQ Marketplace Rule 4310(c)(2)(B). As a result, the Company’s common shares have been delisted from the NASDAQ Stock Market.

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

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc. to sell its Centers business, but this agreement was terminated on May 1, 2006. Since the agreement with Dental Spas to sell the Centers business was terminated and the Company continues to operate the Centers business, the results of operations and financial position of the Centers business for all periods presented in this report have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses. In March 2006, we completed the sale of our Associated Centers business. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for the Associated Centers for all periods presented have been reflected as discontinued operations. There are no assets or liabilities of the Associated Centers business as of April 1, 2006 or subsequently.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At March 31, 2007 and December 30, 2006, the deferred revenue balances associated with the SmileForever program were $4.0 million and $3.9 million, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1.2 million through March 31, 2007 for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the SEC, is part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company assumes no obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under “Item 1A. Risk Factors.”

Results of Operations

The following are explanations of significant changes for the 13-weeks period ended March 31, 2007 compared to the 13-weeks period ended April 1, 2006:

Total Revenues, Net grew 19%, to $7.2 million in our first quarter of 2007 compared to $6.0 million in the first quarter of 2006. Whitening revenues grew 3%, to $4.7 million in the first quarter of 2007 compared to $4.5 million in the first quarter of 2006. This increase reflects an increase in whitening procedures performed of more than 40%, offset by reduced revenue procedure resulting from price reductions implemented during 2006. The balance of the revenue increase was due to higher SmileForever revenue, which grew to $0.8 million in 2007 compared to $0.4 million in 2006, higher QVC revenue, which grew to $0.8 million in 2007 compared to $0.5 million in 2006, and higher retail product sales, which grew to $0.8 million in 2007 from $0.5 million in 2006.

Operating and occupancy costs grew 9%, to $3.6 million in the first quarter of 2007 from $3.3 million in the first quarter of 2006, reflecting additional cost of goods sold relating to our higher retail and QVC network sales, while our spa occupancy costs were nearly identical in the two periods.

Selling, General and Administrative expenses decreased to $3.7 million in the first quarter of 2007 from $5.3 million in the first quarter of 2006. This decrease was primarily due to our downsizing activities subsequent to the sale of the Associated Centers business in March 2006, with salary expense falling to $0.8 million in the first quarter of 2007 from $1.7 million in the first quarter of 2006. Salary expense in the first quarter of 2006 included approximately $0.7 million in severance expense not associated with discontinued operations. Professional fees, primarily legal expense, were also lower, totaling $0.3 million in the first quarter of 2007 compared to $0.6 million in the first quarter of 2006.

Depreciation and Amortization expense increased to $362,000 in the first quarter of 2007 compared to $107,000 in the first quarter of 2006. Depreciation expense in the 2006 period was halted on fixed assets subject to the proposed sale of the Centers business. When plans to sell the Centers business were cancelled in the second quarter of 2006, year-to-date depreciation expense on the affected assets was then recognized.

Loss on early extinguishment of debt and amortization of discount on convertible debt. All of the Company’s debt was repaid by the proceeds of the sale of the Associated Centers business in March 2006. A loss on extinguishment of debt of $5.0 million was recognized during the thirteen-week period ended April 1, 20006. Also, the Company issued convertible debt in December 2004 that was valued net of discount and that discount was being amortized over the life of the debt using the effective interest method until the March 2006 repayment date. For the 13-week period ended April 1, 2006, the Company recorded $530,000 of amortization.

Other Income and expense, net. For the thirteen-week period ended March 31, 2007 other income, net of expenses, was $141,000 and was composed primarily of interest earned. As all of the Company’s debt was repaid in March 2006, we did not have any interest expense in this period. For the comparable period in 2006, we had net expense of $964,000 primarily related to fees associated with the terminated plans to sell the Centers business.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt, as well as, most recently, the proceeds from the sale of the Associated Centers business in March 2006. At March 31, 2007, the Company had $3.5 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers. However, the Company has yet to achieve profitability from operations. Therefore, the Company may be required to raise additional funds through new debt or equity issuance. There can be no assurance that such funds will be available at an acceptable cost, or at all, and if that proves to be the case, the Company’s operations may be negatively impacted.

Proceeds received from the sale of the Associated Centers business on March 13, 2006 were used to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payments can be made for indemnity claims which may arise in connection with the sale of the Associated Centers business and intellectual property to Discus ($3.6 million in escrow as of March 31, 2007), to pay costs associated with the asset sale transaction ($1.3 million), to pay legal expenses related to the Discus patent litigation ($5 million), to pay employee severance ($1.2 million through July 1, 2006), to resolve certain outstanding sales tax issues related to the Associated Centers (at least $2 million) and to pay potential income tax and other taxes related to the Discus transaction ($0.6 million). Any remaining proceeds have been used for working capital needs.

The financial statements reflect a going concern basis of accounting. While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business operations, it is not certain that the Company will achieve operating profitability on a sustained basis. The Company does have, as of March 31, 2007, approximately $6.3 million in restricted funds included in “Investments, restricted as to use.” This amount includes a $1.5 million writ of attachment in connection with the Smile Inc. Asia Pte. Ltd. litigation (see Item 3, Legal Proceedings, above), the $3.6 million escrow established to indemnify Discus from claims arising from the March 2006 sale of the Associated Centers business and $1.2 million in other restricted deposits. The Discus escrow is scheduled to be released in June 2007, but the Company is aware of potential claims that may reduce the amount of funds to be released and / or delay the release. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. The liquidity position of the Company may improve or deteriorate depending on these changing conditions.

Cash Requirements

During the last three years, the primary uses of cash were for funding of operations, opening new whitening centers, purchase of equipment and debt repayments. Some of the proceeds realized from selling the Associated Centers business in March 2006 were used to pay all outstanding debt. The primary future use of cash is expected to be to support the Centers business and related corporate overhead expenses as well as the liquidation of litigation, tax, and other outstanding liabilities.

The Company has the following contractual obligations as of March 31, 2007:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Nine Months)	2008-2009	2010-2011	2012 and Thereafter
Operating leases	$10,433	$2,831	$6,450	$695	$457
Consulting and office equipment service contracts	382	156	202	19	5

Total	$10,815	$2,987	$6,652	$714	$462

Sources of Cash, Liquidity and Capital Resources

In the thirteen weeks ended March 31, 2007, net cash used in operations was $1.3 million, primarily reflecting $1.0 million of payments of income taxes due and previously accrued professional and marketing expenses. An additional $0.3 million of cash use was related to our seasonal reduction of deferred revenues associated with gift certificates sold in the fourth quarter of 2006.

Essentially no cash was used or provided by investing or financing activities in the thirteen weeks ended March 31, 2007.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in the Company’s exposure to Market Risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is the subject of certain legal actions. Management believes that it has accrued the appropriate amount of liability for actions against the Company. However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions.

A summary of legal matters settled or dismissed prior to March 31, 2007 is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006.

The following cases or claims remain active and pending against the Company:

Smile Inc. Asia Pte. Ltd. v. BriteSmile, filed in April 2002 in Utah state court. Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly owned subsidiary of the Company (“BriteSmile Management”) for $10 million of claimed damages alleging that BriteSmile Management breached its 1998 distributor agreement with Smile (exclusive as to Singapore and other surrounding countries) for laser-aided teeth whitening devices by failing to fill orders and to perform other obligations under the agreement. The complaint also alleges that BriteSmile Management and the Company fraudulently induced Smile to enter into the distributor agreement, and includes claims for alleged damages, based on theories of breach of contract, conversion, unjust enrichment, civil conspiracy, breach of the duty of good faith and fair dealing, interference with contractual and economic relations, and fraudulent transfer. The trial court recently dismissed the claims for unjust enrichment and conversion.

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The counterclaim alleges that Smile breached the distributor agreement by using BriteSmile’s names and marks in a fashion not permitted by the distributor agreement and opposing the Company’s efforts to register its marks in Singapore.

One of the principal defenses to Smile’s claims is that the distributor agreement for the laser-aided teeth whitening devices expressly excludes “non-laser-aided teeth whitening products and processes” sold by the Company. Accordingly, in the lawsuit the Company asserts that Smile has no rights to market and sell the Company’s current light activated teeth whitening or retail products and cannot claim damages for BriteSmile’s marketing of such products in the exclusive territory described in the distributor agreement. Another important defense is that the market for laser-aided devices and procedures was rapidly shrinking during the relevant time period, which limits any potential damages claimed by Smile. The Company disputes liability and will continue to defend these claims.

During multi-day hearings held on October, November and December of 2006, the court heard arguments and granted in part the Company’s motion for summary judgment dismissing Smile’s claims for conversion, unjust enrichment, civil conspiracy, interference with contractual and economic relations and constructive trust as a claim. In addition, the court ruled that Smile is not entitled to recover the approximately $2.4 million in prejudgment interest that it was seeking to recover.

On February 28, 2007, the court held the first day of an evidentiary hearing regarding the reliability of Smile’s expert witness testimony on lost profits damages.

The Company is subject to a prejudgment writ of attachment in the amount of $1.5 million based on a stipulation of the parties. No trial date is currently set.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery. In April 2007, Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery (collectively, “Oraceutical”) filed suit in California state court naming as defendants the Company and its subsidiary BriteSmile Development, Inc. (“BDI”), the Company’s Chief Executive Officer, Dr. Julian C. Feneley (“Feneley”), and the Company’s Chairman of the Board, Mr. Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus Dental, Inc. and its subsidiary BriteSmile Professional, Inc. (collectively, “Discus”), neither of whom is affiliated with the Company. The complaint seeks to recover at least $11.3 million plus punitive and exemplary damages. The complaint assert claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

The claims in the complaint are based on an Asset Purchase Agreement, as subsequently amended (the “APA”), entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a 50% participation interest in third-party royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, the intellectual property acquired from Oraceutical was sold to Discus along with other assets of the Company in a transaction valued at $35 million, with $8.7 million allocated to settle patent infringement litigation with Discus. In the complaint Oraceutical claims that value of the patent infringement settlement should be substantially more than $8.7 million. If the value was $8.7 million, and after considering appropriate off-sets and deductions required by the APA, Oraceutical would not be entitled to any part of the consideration received from Discus. The declaratory judgment claim seeks a declaration that Discus should be bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

A response to the complaint is not yet due. The Company intends to respond to the complaint on or before the due date and will vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the $26.8 million value of the assets acquired by Discus and the $8.7 million value of the Discus patent litigation settlement, including opinions of the Company’s investment banker in the Discus transaction, Piper Jaffray.

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

We are aware of one such potential dispute. Discus, the purchaser of our Associated Center business in March of 2006, has notified the Company of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question were a component of the assets sold to Discus. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife alleges that the termination of the distribution agreement was wrongful and, in response, has withheld payment of the receivables. Discus has notified the Company that it will seek relief for its losses which are subject to the Company’s indemnity obligations under the Asset Purchase Agreement between Discus and the Company as a result of this dispute.To the Company’s knowledge, no litigation has been filed by Longlife or Discus. After consulting with the Company’s legal counsel concerning this matter, management believes that likely damages will be immaterial to the Company’s results. Therefore, no provision for potential loss has been made in our results of operations for the year ended December 30, 2006 or for the fiscal quarter ended March 31, 2007. However, it remains possible that unfavorable resolution of any or all of the Longlife or Discus claims that may ultimately arise from this dispute could materially affect our results of operations in 2007 or subsequent years.

We have been delisted from the Nasdaq SmallCap Market, which has resulted in a limited public market for our common stock, and may adversely affect the price and trading volume of our common stock.

There are several requirements for the continued listing of our common stock on the Nasdaq SmallCap Market, including, but not limited to, maintaining a minimum bid price of $1.00 per share, maintaining total shareholders’ equity of $2.5 million and maintaining an operating business.

At various times in the past, we were not in compliance with one or more of the foregoing requirements, and we received notices from Nasdaq to that effect. Since our shareholders’ equity at December 30, 2006 was less than $2.5 million, we did not meet this requirement for continued listing on Nasdaq, resulting in our delisting. Further, we cannot guaranty that we will be in compliance with applicable continued listing requirements in the future.

Trading of our stock continues on the “pink sheets,” but this is more difficult than trading on an exchange and our stock price could decrease. Also, since our stock is not currently listed on an exchange, it is possible that many potential investors will not purchase it, which would further limit the trading market for our common stock.

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

For the thirteen weeks ended March 31, 2007, we had a net loss of $0.4 million. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations primarily as a result of the sale of the Associated Centers business to Discus and associated settlement of patent litigation with Discus. In 2005 and 2004, we had net losses of $17.8 million and $7.8 million, respectively. As of March 31, 2007, our accumulated deficit was $171.8 million. We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

Additionally, Oraceutical is currently sole supplier of our retail products, including toothpaste, mouthwash and our teeth-whitening kit. Oraceutical is currently engaged in litigation with the Company (see Item 1, “Legal Proceedings”). Oraceutical has not disrupted our supplies or notified us of any intent to do so, but such a disruption would be difficult and time-consuming to resolve and our results of operations could suffer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits
3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

Exhibits
10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

Exhibits
10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

Exhibits
10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Amended Annual Report on Form 10-K/A and incorporated herein by reference).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BSML, INC.

/s/ Dr. Julian Feneley	May 21, 2007
Dr. Julian Feneley	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard De Young	May 21, 2007
Richard De Young	Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)