Form 10-Q
period 2007-06-30
BSML INC
filed 2007-08-13
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

BSML, Inc. had 10,744,281 shares of common stock outstanding at June 30, 2007.

BSML, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30, 2007 (Unaudited)	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,601	$4,734
Trade accounts receivable, net	353	213
Inventories	1,043	1,273
Investments, restricted as to use	177	3,625
Prepaid expenses and other current assets	266	243

Total current assets	4,440	10,088

Property and equipment, net	3,641	4,258
Investments, restricted as to use	6,199	2,761
Other assets	930	958

Total assets	$15,210	$18,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905	$1,770
Accrued liabilities	6,305	6,776
Accrual for Center closures	178	170
Gift certificate liability	1,252	1,775
Deferred revenue	2,972	2,590

Total current liabilities	11,612	13,081

Long term liabilities:
Accrual for Center closures	238	258
Deferred revenue	905	1,352
Other long term liabilities	782	892

Total long term liabilities	1,925	2,502

Total liabilities	13,537	15,583

Shareholders’ equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,744,281 and 10,664,281 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	39	39
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at June 30, 2007 and December 30, 2006
Additional paid-in capital	174,186	173,903
Accumulated deficit	(172,552)	(171,460)

Total shareholders’ equity	1,673	2,482

Total liabilities and shareholders’ equity	$15,210	$18,065

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except per share data)

	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006 (restated)
Revenues	$6,778	$7,760	$13,939	$13,795

Operating costs and expenses:
Operating and occupancy costs	3,585	3,663	7,229	7,001
Selling, general and administrative expenses	3,693	5,522	7,359	10,858
Depreciation and amortization	361	714	723	821

Total operating costs and expenses	7,639	9,899	15,311	18,680

Loss from operations	(861)	(2,139)	(1,372)	(4,885)

Amortization of discount on debt	—	—	—	(530)
Loss on early extinguishment of debt	—	—	—	(5,039)
Gain on settlement of legal claim	—	1,257	—	1,257
Other income / (expense), net	176	119	317	(845)

Loss from continuing operations before income tax provision	(685)	(763)	(1,055)	(10,042)
Income tax provision	19	11	37	46

Net loss from continuing operations	(704)	(774)	(1,092)	(10,088)
Discontinued operations (Note 5):
Income from discontinued operations, net of tax (twenty-six weeks ended July 1, 2006, includes gain from sale of business of $14,664, net of tax, and gain on settlement of litigation of $5,202, net of tax)	—	—	—	20,996

Net income (loss) attributable to common shareholders	$(704)	$(774)	$(1,092)	$10,908

Basic and diluted net loss per common share from continuing operations	$(0.07)	$(0.07)	$(0.10)	$(0.96)

Basic net income per common share from discontinued operations	$—	$—	$—	$1.99

Diluted net income per common share from discontinued operations	$—	$—	$—	$1.99

Basic net income (loss) per common share	$(0.07)	$(0.07)	$(0.10)	$1.03

Diluted net income (loss) per common share	$(0.07)	$(0.07)	$(0.10)	$1.03

Shares used in computing net loss per common share from continuing operations, basic and diluted	10,744	10,549	10,731	10,549

Shares used in computing net income per common share from discontinued operations, basic	10,744	10,549	10,731	10,549

Shares used in computing net income per common share from discontinued operations, diluted	10,744	10,549	10,731	10,559

Shares used in computing net income (loss) per common share, basic	10,744	10,549	10,731	10,549

Shares used in computing net income (loss) per common share, diluted	10,744	10,549	10,731	10,559

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands)

	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,092)	$10,908
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	723	821
Loss on disposal of property and equipment	—	48
Amortization of discount on debt	—	530
Gain on sale of discontinued operations	—	(20,996)
Loss on early extinguishment of debt	—	5,039
Stock compensation expense	283	130
Expenses paid by related party	—	20
Changes in assets and liabilities:
Trade accounts receivable	(140)	(450)
Inventories	230	34
Prepaid expenses and other	(23)	656
Other assets	28	(30)
Accounts payable	(865)	(2,245)
Accrued liabilities	(471)	(613)
Gift certificate and prepaid appointment deferred revenue	(523)	10
Store closure accrual	(12)	(112)
Maintenance contract deferred revenue	(65)	347
Other long term liabilities	(110)	(80)
Net cash provided by operating activities - discontinued operations	—	9,836

Net cash provided by (used in) operating activities	(2,037)	3,853

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(106)	—
Proceeds from assets held for sale - discontinued operations	—	25,831
Investments, restricted as to use	10	(10,784)
Proceeds from sale of investment	—	138

Net cash used in investing activities	(96)	15,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	—	(73)
Principal payments on long-term debt	—	(19,051)

Net cash provided by (used in) financing activities	—	(19,124)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,133)	(86)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,734	5,518

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,601	$5,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$546

Cash paid for income taxes	$308	$51

See notes to condensed consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Basis of Presentation

BSML, Inc., is a Utah corporation (“BSML” or the “Company”) formerly known as BriteSmile, Inc. The Company and its affiliates distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As described below, the Company’s Associated Center business was sold in March 2006. The results of operations of the Associated Centers business, the gain on sale of assets of the Associated Centers business and the gain on settlement of litigation related to the sale have been classified as discontinued operations in all 2006 periods presented in this quarterly report on Form 10-Q. The Company’s business is now focused on one industry segment: products and procedures to whiten teeth.

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc., to sell its Centers business. Consequently, the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2006, classified the results of operations and financial position of the Centers business as discontinued operations. The agreement with Dental Spas to sell the Centers business was terminated on May 1, 2006. Therefore, in the Company’s reports following that date, results of operations and financial position of the Centers business that were previously reported as discontinued operations have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held for use. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the remainder of the Company’s fiscal year ending December 29, 2007.

Going Concern

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $172.6 million and working capital deficiency of $7.2 million as of June 30, 2007. The Company’s net loss and net cash used by operating activities were $1.1 million and $2.0 million, respectively, for the twenty-six weeks ended June 30, 2007. At June 30, 2007, the Company had $2.6 million in unrestricted cash and cash equivalents and $6.4 million in investments that are restricted as to use. Investments restricted as to use include $3.7 million in funds escrowed from the sale of the Associated Centers business (the “Discus escrow”). The Discus escrow was scheduled to be released in June 2007, but claims made by Discus in relation to the sale of the Associated Centers business and, further, in relation to Discus’ costs of defense in the Oraceutical litigation described below have resulted in an indefinite delay in the release of the escrowed funds. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. As a result, the Discus escrow has been classified as a long-term asset on the company’s balance sheet as of June 30, 2007.

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

While the financial results and statements have been presented assuming discontinuation of operations consistent with FAS 144 impairment analysis, the financial statements otherwise reflect a going concern basis of accounting. The Company cannot currently provide assurance that it can become profitable. If it cannot become profitable, and without additional financing, which may be impossible to secure, the Company may not have sufficient liquidity to support its operating requirements through 2007. In addition, it is possible that the Company will have additional cash demands as a result of unfavorable outcomes in pending litigation matters. Accordingly, BSML management believes that these factors raise substantial doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements (see below) at the early adoption date. Management is assessing the impact of adopting SFAS 159 and currently does not believe the adoption will have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position as of the statement date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 will become effective for fiscal years ending after December 15, 2008, and will not be applied retroactively. The Company has evaluated SFAS 158 and does not believe its adoption will have a significant result on its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has evaluated SFAS 157 and does not believe its adoption will have a significant result on its results of operations or financial condition.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

2. Stock Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the unvested portion of awards outstanding as of January 1, 2006 is to be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

In January 1997, the Company adopted its 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 of the Company’s common stock shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.

For the twenty-six week periods ended June 30, 2007 and July 1, 2006, the Company recognized stock-compensation costs of approximately $283,000 and $130,000, respectively. Of the $283,000 recognized in the 26-week period ended June 30, 2007, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares associated with the settlement. The Company recognized no tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

The Company has made no stock-based compensation awards to employees in 2007. The Company’s stock-based compensation expense for the twenty-six weeks ended June 30, 2007, is entirely due to employee stock and stock-based awards made prior to the beginning of the Company’s fiscal 2007 year, 40,000 options awarded to Company directors in the first quarter of 2007 and to an immediately vested stock award made to a non-employee in the first quarter of 2007. The Company has essentially no future stock compensation cost associated with stock options. However, the Company made a restricted stock grant to its Chief Executive Officer in the fourth quarter of 2006. Based on current assumptions regarding the restricted common shares associated with this grant that are expected to vest and become unrestricted in the future, the Company’s estimated future stock-compensation cost related to restricted stock is approximately $589,000.

The Company granted no options during the thirteen-week period ended June 30, 2007, and therefore made no assumptions regarding the valuation of new grants. All but twenty thousand of the Company’s outstanding options were vested as of June 30, 2007. The twenty thousand options unvested as of June 30, 2007, were scheduled to vest, and did vest, shortly thereafter on July 3, 2007. Therefore, the Company assumed a forfeiture rate of zero in determining option related stock-based compensation expense for the thirteen-week period ended June 30, 2007. Historically, the Company has used the Black-Scholes option pricing model to estimate the fair value of employee option awards. A summary of assumptions used in the Company’s Black-Scholes computations in determining the fair value of options granted during the thirteen-week and twenty-six week periods ended June 30, 2007, and July 1, 2006, respectively, is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Risk-free interest rate	NA	4.37%	4.61%	4.37%
Expected life of options (yrs)	NA	2.66	2.66	2.66
Expected volatility	NA	121%	121%	121%
Expected dividends	NA	None	None	None
Forfeiture rate	0%	27%	10%	27%

The assumptions above were based on multiple factors, including historical exercise patterns of employees. We used historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility was also based on historical run-rate. Since the Company has never paid dividends and does not anticipate paying any dividends at least through the expected life of our stock options outstanding, an expected dividend yield of zero was assumed when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve.

In the fourth quarter of 2006, the Company awarded its Chief Executive Officer 574,290 shares of restricted stock. Twenty percent of the shares vested immediately as of the grant date and additional amounts of twenty percent of the total grant will vest on each of the next four anniversaries of the grant date. An assumed annual forfeiture rate of 10% has been used in determining the current period expense associated with this grant and the future expected expense associate with this grant.

3. Option Activity

The following table represents stock option activity for the twenty-six week period ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinisic Value (In thousands)
Options outstanding at December 30, 2006	487,490	$13.88
Granted	40,000	1.77
Exercised	—	—
Cancelled	(293,712)	14.77

Options outstanding at June 30, 2007	233,778	$10.69	6.5 years	$—

Vested or expected to vest at June 30, 2007	233,778	$10.69	6.5 years	$—

Exercisable at June 30, 2007	213,778	$11.53	6.2 years	$—

4. Income/Loss Per Common Share

Basic earnings per share figures are calculated as net income/loss divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share figures further include the effect of potentially dilutive securities such as stock options and warrants provided that the inclusion of such securities is not anti-dilutive. For the twenty-six week period ended July 1, 2006, there were 9,672 stock options included in the calculation of diluted net income per share, after application of the treasury-stock method, as their effect was dilutive. For the thirteen and twenty-six week periods ended June 30, 2007, and for the thirteen week period ended July 1, 2006, no potentially dilutive securities were included in the calculation of diluted net income per share as their effect was anti-dilutive. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

	June 30, 2007	July 1, 2006
Potentially dilutive securities:
Options	233,778	836,291
Warrants	354,551	367,888

Total	588,329	1,204,179

5. Discontinued Operations

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus acquired the assets and the operations of the Company’s Associated Centers business for approximately $26.8 million plus the assumption of certain operating liabilities. The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus. In the same transaction, the Company settled its litigation with Discus for $8.7 million. All litigation between the Company and Discus has now been dismissed. The asset sale and settlement of litigation resulting in total consideration of approximately $35.5 million to the Company, prior to consideration of related deal costs, legal expenses and income taxes. In the statements of operations for the twenty-six week period ended July 1, 2006, the operations of the Associated Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc., to sell its Centers business. Consequently, the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2006, classified the results of operations and financial position of the Centers business as discontinued operations. The agreement with Dental Spas to sell the Centers business was terminated on May 1, 2006. Therefore, in the Company’s reports following that date, results of operations and financial position of the Centers business that were previously reported as discontinued operations have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held for use. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses.

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

For the thirteen-week and twenty-six week periods ended July 1, 2006, revenues from discontinued operation were approximately $3.0 million. For the twenty-six week period ended July 1, 2006, the Company’s results from discontinued operations included net income of $1.1 million, an after-tax gain on the sale of assets of $14.7 million and an after-tax gain on settlement of litigation of $5.2 million, for total income from discontinued operations, net of tax, of $21.0 million. Subsequently, in the third quarter of 2006, the gain on sale of assets and the gain on settlement were revised to reflect additional legal expenses incurred and to reflect adjustments in estimated taxes due on the transaction.

6. Debt

The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt and capital leases existing at that time. These payments totaled approximately $19.1 million. The Company had no debt at December 30, 2006, or June 30, 2007.

7. Related Party Payments

The following table summarizes the amounts paid to related parties in the thirteen-week and twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively:

Related Party	Nature of Relationship	Goods / Services Provided	13 Weeks Ended		26 Weeks Ended
			June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges, order fulfillment services, consulting	$450,673	$552,562	$795,516	$1,504,562

LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	123,765	125,304	250,700	248,304

LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	—	—	—	3,306,000

CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	—	—	—	1,582,000

Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	—	—	—	2,867,000

Total			$574,438	$677,866	$1,046,216	$9,507,866

As of June 30, 2007, approximately 28% of the cost value of the Company’s inventory was supplied by Oraceutical, LLC.

8. Legal Proceedings

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

A summary of legal matters settled or dismissed prior to December 30, 2006, is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006. No additional matters have been settled or dismissed in the period from December 30, 2006, to June 30, 2007.

The following cases or claims remained active and pending against the Company as of June 30, 2007:

Smile Inc. Asia Pte. Ltd. v. BriteSmile:

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

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The answer denies all material allegations in the complaint. The counterclaim alleges that Smile breached the distributor agreement by interfering with BriteSmile’s names and marks by opposing the Company’s efforts to register its mark in Singapore.

The parties actively litigated this case, including taking numerous depositions, filing and arguing many motions and conducting an evidentiary hearing before the court. The parties commenced regular settlement discussions in March 2007, which ultimately lead to an agreement regarding settlement of all claims asserted by all parties. On August 10, 2007, the Company paid Smile $1.5 million and entered into a Settlement Agreement with Smile that provides for the mutual resolution of all claims asserted in the lawsuit. As of June 30, 2007, the Company had fully accrued for its liability in this matter.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery:

In April 2007, Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery (collectively, “Oraceutical”) filed suit in California state court naming as defendants the Company and its subsidiary BriteSmile Development, Inc. (“BDI”), the Company’s Chief Executive Officer Julian C. Feneley (“Feneley”), and the Company’s Chairman of the Board Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus Dental, Inc. and its subsidiary BriteSmile Professional, Inc. (collectively, “Discus”), neither of whom is affiliated with the Company. The complaint seeks to recover at least $11.3 million plus punitive and exemplary damages. The complaint asserts claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

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

In March 2006, the intellectual property acquired from Oraceutical was sold to Discus along with other assets of the Company in a transaction valued at $35 million, with $8.7 million allocated to settle patent infringement litigation with Discus. In the complaint Oraceutical claims that value of the patent infringement settlement should be substantially more than $8.7 million. If the value was $8.7 million, and after considering appropriate off-sets and deductions required by the APA, Oraceutical would not be entitled to any part of the consideration received from Discus. The declaratory judgment claim seeks a declaration that Discus is bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time the Company acquired the intellectual property which, in part, is the subject of the litigation, together with claims for breach of the APA. On July 12, 2007, the court heard the Company’s motion for dismissal of certain claim in the complaint because they fail to set forth viable legal and factual theories for recovery. The court has not yet issued its ruling on the Company’s arguments for dismissal, but has tentatively ruled that the claims against Feneley should be dismissed.

The Company’s answer to the complaint is not yet due. The Company intends to respond to the complaint on or before the due date and will vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the allocation of the Discus purchase price and the value of the Discus patent litigation settlement at $8.7 million, including opinions of the Company’s investment banker in the Discus transaction, Piper Jaffray. The Company can also present evidence of the arm’s length negotiations with Discus concerning the value of the Discus patent litigation settlement in which the parties agreed that the value was $8.7 million.

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

9. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively, are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Center whitening fees, net	$4,403	$6,280	$9,054	$10,793
Product and other revenue	2,375	1,480	4,885	3,002

Total	$6,778	$7,760	$13,939	$13,795

For the thirteen and twenty-six week periods ended July 1, 2006, $150,000 has been reclassified from Center whitening fees, net to Product and other revenue, compared to revenue figures shown in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

10. Commitments and contingencies

The following table sets forth the Company’s future minimum payments, as of June 30, 2007, due under operating leases, consulting agreements and office equipment service agreements:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Six Months)	2008 - 2009	2010 - 2011	2012 and Thereafter
Operating leases	$9,450	$1,883	$6,420	$690	$457
Consulting and office equipment service contracts	324	99	202	19	4

Total	$9,774	$1,982	$6,622	$709	$461

11. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the Company’s revenues for the thirteen weeks ended March 31, 2007. For the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively, revenues from the QVC Network were less than 10% of the Company’s total revenues. Revenues from the QVC Network for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006, respectively, are presented below (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
QVC Network revenue	$537	$185	$1,336	$688
Other revenue	6,241	7,575	12,603	13,107

Total Revenue	$6,778	$7,760	$13,939	$13,795

12. Compliance with SFAS Interpretation 48, “Accounting for Uncertainty in Income Taxes”

The Company adopted SFAS Interpretation 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48”, on January 1, 2007. Management’s review of its inventory of tax positions indicated two positions that are judged not to meet the standard of “more likely than not” to be upheld upon audit. Specifically, the Company’s treatment of gift certificate revenue and maintenance contract revenue has mirrored the requirements for revenue recognition under generally accepted accounting principles, whereas provisions of the tax code may require cash basis recognition of income. This distinction will create a timing difference between periods in which revenue is to be recognized in our financial statements compared with periods in which revenue is to be recognized on the Company’s tax returns. However, these positions would not require a FIN 48 reserve as the net operating loss deduction would offset any additional income recognition and FIN 48 allows the netting of the reserve against the net operating loss deferred tax asset. As the deferred tax asset is fully offset by a valuation allowance, recording a reserve would represent a reclass between the reserve and the valuation allowance and would not have an impact to our financial statements. As we did not recognize any adjustment to the liability for uncertain tax positions nor did we record any unrecognized tax benefits, no adjustments were recorded to the beginning balance of retained earnings on the balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. Our centers, which operate as professional corporations, also file federal income tax returns and state income tax returns in their respective states.

The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principle subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.”

13. Restatement of Condensed Consolidated Statement of Operations for the twenty-six week period ended July 1, 2006

Subsequent to the Company’s filing of its quarterly report on Form 10-Q for the period ended July 1, 2006, the Company determined that its allocation of selling, general and administrative expenses, loss on disposal of property and equipment and accrued liabilities between discontinued and continuing operations was incorrect for the twenty-six week period ended July 1, 2006. This requires restatement of income (loss) from continuing and discontinued operations for that period. Revenue and net income for that period were not affected. In this quarterly report on Form 10-Q for the period ended June 30, 2007, the presentation of the Company’s results of operations for the twenty-six week period ended July 1, 2006 reflect this restatement. Results for the thirteen-week period ended July 1, 2006, were not affected. A summary of the restatements is presented below (in thousands except per share amounts):

	26 Weeks Ended July 1, 2006*	Restatements	26 Weeks Ended July 1, 2006: Restated
Statement of operations:
Revenues	$13,795	$—	$13,795

Operating and occupancy costs	7,001	—	7,001
Selling, general and administrative expenses	9,464	1,394	10,858
Depreciation and amortization	821	—	821

Total operating costs and expenses	17,286	1,394	18,680

Loss from operations	(3,491)	(1,394)	(4,885)

Amortization of discount on debt	(530)	—	(530)
Loss on early extinguishment of debt	(5,039)	—	(5,039)
Gain on settlement of legal claim	1,257		1,257
Other expense, net	(845)	—	(845)

Loss from continuing operations before income tax	(8,648)	(1,394)	(10,042)
Income tax	46	—	46

Net loss from continuing operations	(8,694)	(1,394)	(10,088)

Discontinued operations	19,602	1,394	20,996

Net income attributable to common shareholders	$10,908	—	$10,908

Basic and diluted net loss per common share from continuing operations	$(0.82)	$(0.13)	$(0.96)

Basic net income per common share from discontinued operations	$1.86	$0.13	$1.99

Diluted net income per common share from discontinued operations	$1.86	$0.13	$1.99

Basic net income per common share	$1.03	$—	$1.03

Diluted net income per common share	$1.03	$—	$1.03

Shares used in computing net loss per common share from continuing operations, basic and diluted	10,549		10,549
Shares used in computing net income per common share from discontinued operations, basic	10,549		10,549
Shares used in computing net income per common share from discontinued operations, diluted	10,559		10,559
Shares used in computing net income per common share, basic	10,549		10,549
Shares used in computing net income per common share, diluted	10,559		10,559

*	per the Company’s quarterly report on Form 10-Q for the period ended July 1, 2006.

14. Subsequent Event: Closure of the Company’s Center in Phoenix, Arizona.

In July 2007, the Company closed its Center in Phoenix, Arizona. Historically, this Center has contributed less than 5% of the Company’s revenue and operating income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On this basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BSML, Inc., and its affiliates distribute, market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to BSML, Inc. and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”).

The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s Centers. Through June 30, 2007, there were 17 such Centers in 11 metropolitan areas in the U.S. In July, 2007, our Center in Phoenix, Arizona was closed. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

Management of the Company focuses on optimizing the productivity of the existing Center locations, both in terms of the number of procedures performed and retail product revenue per procedure or venue. The marketing initiatives of the Company are usually constructed and monitored in such a way that management can determine their impact on revenue generation.

In addition, management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and lease expenses, employee salaries and marketing expenses.

As of December 31, 2005, the Company had an agreement with Dental Spas, Inc., to sell its Centers business. Consequently, the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the period ended April 1, 2006, classified the results of operations and financial position of the Centers business as discontinued operations. The agreement with Dental Spas to sell the Centers business was terminated on May 1, 2006. Therefore, in the Company’s reports following that date, results of operations and financial position of the Centers business that were previously reported as discontinued operations have been reclassified as continuing operations. All assets and liabilities related to Centers that were previously classified as held for sale have been reclassified as held and used assets. The continuing operations in the financial statements consist of sales, costs of sales and operating expenses of our Centers business, including our corporate expenses.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and/or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At June 30, 2007, and December 30, 2006, the deferred revenue balances associated with the SmileForever program were $3.9 million and $3.9 million, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $0.9 million as of June 30, 2007, for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Results of Operations

The following are explanations of significant changes for our fiscal second quarter, the thirteen-week period ended June 30, 2007, compared to our second 2006 fiscal quarter, the thirteen-week period ended July 1, 2006:

Total Revenues fell 13%, or about $1.0 million, to $6.8 million in our second quarter of 2007 compared to $7.8 million in the second quarter of 2006. This decrease was due to reduced whitening revenues, which fell 30% to $4.4 million in the second quarter of 2007, compared to $6.3 million in the second quarter of 2006. Our second quarter of 2006 benefited from price reductions that drove additional procedures performed in that period, while our second quarter of 2007 experienced no similar benefit. Our whitening procedures have been in decline, on a quarterly basis, since the second quarter of 2006. Our SmileForever revenue increased, growing from $0.5 million in the second quarter of 2006 to $0.8 million in the second quarter of 2007. Also, our revenue from retail products, including sales made through the QVC network, increased from $0.9 million in the second quarter of 2006 to $1.4 million in the second quarter of 2007. Future revenues will reflect the closure of one of our Phoenix, Arizona Center in July 2007; historically, this Center has contributed less than 5% of our total whitening revenue.

Operating and occupancy costs fell 2%, to $3.6 million in the second quarter of 2007 from $3.7 million in the second quarter of 2006. Our spa occupancy costs were $0.3 million lower in the second quarter of 2007 than in the second quarter of 2006, reflecting reduced salary-related expenses, but this decrease was almost entirely offset by the costs of our higher retail and QVC network sales.

Selling, General and Administrative expenses decreased to $3.7 million in the second quarter of 2007 from $5.5 million in the second quarter of 2006. This decrease was generally due to our downsizing activities subsequent to the sale of the Associated Centers business in March 2006, with salary expense falling by $0.5 million in the second quarter of 2007 compared to the second quarter of 2006. Also, rent expense was reduced by $0.8 million in the second quarter of 2007 compared to the second quarter of 2006, with the 2006 period including lease buyout expenses related to our corporate headquarters facility. Legal and other professional expenses were also lower, totaling $0.2 million in the second quarter of 2007 compared to $1.2 million in the second quarter of 2006, with the 2006 period reflecting expenses associated with the Discus and Dental Spas transactions. Offsetting these reductions, selling, general and administration expense in the second quarter of 2007 included a $0.5 million expense related to settlement of litigation that is not expected to recur.

Depreciation and Amortization expense was $361,000 in the second quarter of 2007 compared to $714,000 in the second quarter of 2006. Depreciation expense in the first quarter of 2006 was halted on fixed assets subject to the proposed sale of the Centers business. When plans to sell the Centers business were cancelled in the second quarter of 2006, year-to-date depreciation expense on the affected assets was then recognized resulting in unusually large depreciation expense in the second quarter of 2006.

Gain on settlement of legal claim. In the second quarter of 2006, we recognized a $1.3 million gain on settlement of litigation we initiated in defense of our licensed patents and intellectual property.

Other Income and Expense, net. For our second quarter ended June 30, 2007, other income, net of expenses, was $176,000 and was composed primarily of interest earned. For the comparable period in 2006, we had other income of $119,000 composed primarily of interest earned.

The following are explanations of significant changes for our fiscal first half, the twenty-six week period ended June 30, 2007, compared to our first fiscal half of 2006, the twenty-six week period ended July 1, 2006:

Total Revenues increased 1%, or about $0.1 million, to $13.9 million in our fiscal first half of 2007 compared to $13.8 million in the fiscal first half of 2006. Whitening revenues fell 16% to $9.1 million in the first half of 2007, compared to $10.8 million in the first half of 2006. Our first half of 2006 benefited from price reductions that drove additional procedures performed in that period, while our first half of 2007 experienced no similar benefit. Our whitening procedures have been in decline, on a quarterly basis, since the second quarter of 2006. However, our SmileForever revenue increased, growing from $0.9 million in the first half of 2006 to $1.6 million in the first half of 2007. Also, our revenue from retail products, including sales made through the QVC network, increased from $1.9 million in the first half of 2006 to $3.0 million in the first half of 2007. Future revenues will reflect the closure of our Phoenix, Arizona Center in July 2007; historically, this Center has contributed less than 5% of our total whitening revenue.

Operating and occupancy costs increased 3%, to $7.2 million in the first half of 2007 from $7.0 million in the first half of 2006. Our spa occupancy costs were $0.3 million lower in the first half of 2007 than in the first half of 2006, reflecting reduced salary-related expenses, but costs associated with our retail and QVC Network sales were $0.5 million higher in the first half of 2007 than in the first half of 2006, reflecting our higher retail and QVC Network sales.

Selling, General and Administrative expenses decreased to $7.4 million in the first half of 2007 from $10.9 million in the first half of 2006. This decrease was generally due to our downsizing activities subsequent to the sale of the Associated Centers business in March 2006, with salary expense falling by $1.8 million in the first half of 2007 compared to the first half of 2006. Also, rent expense was reduced by $0.9 million in the first half of 2007 compared to the first half of 2006, with the 2006 period including lease buyout expenses related to our corporate headquarters facility. Legal and other professional expenses were also lower, totaling $0.3 million in the first half of 2007 compared to $1.8 million in the first half of 2006, with the 2006 period reflecting expenses associated with the Discus and Dental Spas transactions. Offsetting these reductions, selling, general and administration expense in the first half of 2007 included a $0.5 million expense related to settlement of litigation that is not expected to recur.

Depreciation and Amortization expense was $723,000 in the first half of 2007 compared to $821,000 in the first half of 2006.

Loss on early extinguishment of debt and amortization of discount on convertible debt. All of the Company’s debt was repaid by the proceeds of the sale of the Associated Centers business in March 2006. A loss on extinguishment of debt of $5.0 million was recognized during the first half of 2006. Also, the Company issued convertible debt in December 2004 that was valued net of discount and that discount was being amortized over the life of the debt using the effective interest method until the March 2006 repayment date. In the first half of 2006 the Company recorded $530,000 of amortization.

Gain on settlement of legal claim. In the first half of 2006, we recognized a $1.3 million gain on settlement of litigation we initiated in defense of our licensed patents and intellectual property.

Other Income and Expense, net. For our first half ended June 30, 2007, other income, net of expenses, was $317,000 and was composed primarily of interest earned. For the comparable period in 2006, we had net expense of $845,000 primarily related to fees associated with the terminated plans to sell the Centers business, partially offset by income from interest earned.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt, as well as, most recently, the proceeds from the sale of the Associated Centers business in March 2006. At June 30, 2007, the Company had $2.6 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers. However, the Company has yet to achieve profitability from operations. Therefore, the Company may be required to raise additional funds through new debt or equity issuance. There can be no assurance that such funds will be available at an acceptable cost, or at all, and if that proves to be the case, the Company’s operations may be negatively impacted.

Proceeds received from the sale of the Associated Centers business on March 13, 2006, were used to pay off long-term debt, capital leases and accrued interest, ($19.4 million); to establish an escrow account from which payments can be made for indemnity claims which may arise in connection with the sale of the Associated Centers business and intellectual property to Discus ($3.7 million in escrow as of June 30, 2007), to pay costs associated with the asset sale transaction ($1.3 million), to pay legal expenses related to the Discus patent litigation ($5 million), to pay employee severance ($1.2 million through July 1, 2006), to resolve certain outstanding sales tax issues related to the Associated Centers (at least $2 million) and to pay potential income tax and other taxes related to the Discus transaction ($0.6 million). Any remaining proceeds have been used for working capital needs.

The financial statements reflect a going concern basis of accounting. While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business operations, it is not certain that the Company will achieve operating profitability on a sustained basis. The Company had, as of June 30, 2007, approximately $6.4 million in restricted funds included in “Investments, restricted as to use.” This amount included a $1.5 million writ of attachment in connection with the Smile Inc. Asia Pte. Ltd. litigation (see Part II, Item I, Legal Proceedings, below), the $3.7 million escrow established to indemnify Discus from claims arising from the March 2006 sale of the Associated Centers business (the “Discus escrow”) and $1.2 million in other restricted deposits. The Discus escrow was scheduled to be released in June 2007, but claims made by Discus in relation to the sale of the Associated Centers business and, further, in relation to Discus’ costs of defense in the Oraceutical litigation described below have resulted in an indefinite delay in the release of the escrowed funds. In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. As a result, the Discus escrow has been classified as a long-term asset on the company’s balance sheet as of June 30, 2007. The liquidity position of the Company may improve or deteriorate depending on these changing conditions.

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

The Company has the following contractual obligations as of June 30, 2007:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Six Months)	2008 - 2009	2010 - 2011	2012 and Thereafter
Operating leases	$9,450	$1,883	$6,420	$690	$457
Consulting and office equipment service contracts	324	99	202	19	4

Total	$9,774	$1,982	$6,622	$709	$461

Sources of Cash, Liquidity and Capital Resources

In the twenty-six week period ended June 30, 2007, net cash used in operations was $2.0 million, primarily reflecting $1.3 million of payments of income taxes due and previously accrued professional and marketing expenses. An additional $0.5 million of cash use was related to our seasonal reduction of deferred revenues associated with gift certificates sold in previous periods.

Approximately $0.1 million in cash was used in investing activities during the twenty-six week period ended June 30, 2007. No cash was used or provided by financing activities during that period.

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

A summary of legal matters settled or dismissed prior to December 30, 2006, is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006. No additional matters have been settled or dismissed in the period from December 30, 2006, to June 30, 2007.

The following cases or claims remained active and pending against the Company as of June 30, 2007:

Smile Inc. Asia Pte. Ltd. v. BriteSmile:

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

In May 2002, the Company and BriteSmile Management filed their answer and counterclaim. The answer denies all material allegations in the complaint. The counterclaim alleges that Smile breached the distributor agreement by interfering with BriteSmile’s names and marks by opposing the Company’s efforts to register its mark in Singapore.

The parties actively litigated this case, including taking numerous depositions, filing and arguing many motions and conducting an evidentiary hearing before the court. The parties commenced regular settlement discussions in March 2007, which ultimately lead to an agreement regarding settlement of all claims asserted by all parties. On August 10, 2007, the Company paid Smile $1.5 million and entered into a Settlement Agreement with Smile that provides for the mutual resolution of all claims asserted in the lawsuit. As of June 30, 2007, the Company had fully accrued for its liability in this matter.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery:

In April 2007, Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery (collectively, “Oraceutical”) filed suit in California state court naming as defendants the Company and its subsidiary BriteSmile Development, Inc. (“BDI”), the Company’s Chief Executive Officer Julian C. Feneley (“Feneley”), and the Company’s Chairman of the Board Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus Dental, Inc. and its subsidiary BriteSmile Professional, Inc. (collectively, “Discus”), neither of whom is affiliated with the Company. The complaint seeks to recover at least $11.3 million plus punitive and exemplary damages. The complaint asserts claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

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

In March 2006, the intellectual property acquired from Oraceutical was sold to Discus along with other assets of the Company in a transaction valued at $35 million, with $8.7 million allocated to settle patent infringement litigation with Discus. In the complaint Oraceutical claims that that value of the patent infringement settlement should be substantially more than $8.7 million. If the value was $8.7 million, and after considering appropriate off-sets and deductions required by the APA, Oraceutical would not be entitled to any part of the consideration received from Discus. The declaratory judgment claim seeks a declaration that Discus is bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time the Company acquired the intellectual property which, in part, is the subject of the litigation, together with claims for breach of the APA. On July 12, 2007, the court heard the Company’s motion for dismissal of certain claim in the complaint because they fail to set forth viable legal and factual theories for recovery. The court has not yet issued its ruling on the Company’s arguments for dismissal, but has tentatively ruled that the claims against Feneley should be dismissed.

The Company’s answer to the complaint is not yet due. The Company intends to respond to the complaint on or before the due date and will vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the allocation of the Discus purchase price and the value of the Discus patent litigation settlement at $8.7 million, including opinions of the Company’s investment banker in the Discus transaction, Piper Jaffray. The Company can also present evidence of the arm’s length negotiations with Discus concerning the value of the Discus patent litigation settlement in which the parties agreed that the value was $8.7 million.

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

In connection with the sale of the Associated Centers business to Discus, the Company agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or value added tax obligations. An escrow account was established for $3.5 million from the Associated Centers’ sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid. The balance of the escrow account as of June 30, 2007, was $3.7 million, including interest earned from the date the account was established. A material breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to continue the operations of the Centers. We are aware of potential disputes relating to the Asset Purchase Agreement as discussed below. These disputes are distinct from the issues raised by the Oraceutical litigation discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q.

Discus, the purchaser of our Associated Center business in March of 2006, has notified the Company of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question were a component of the assets sold to Discus. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife alleges that the termination of the distribution agreement was wrongful and, in response, has withheld payment of the receivables. Discus has notified the Company that it will seek relief for its losses which are subject to the Company’s indemnity obligations under the Asset Purchase Agreement between Discus and the Company as a result of this dispute. To the Company’s knowledge, no litigation has been filed by Longlife or Discus. After consulting with the Company’s legal counsel concerning this matter, management believes that likely damages will be immaterial to the Company’s results. Therefore, no provision for potential loss has been made in our results of operations for the year ended December 30, 2006 or for our fiscal first half ended June 30, 2007. However, it remains possible that an unfavorable resolution of any or all of the Longlife or Discus claims that may ultimately arise from this dispute could materially affect our results of operations in 2007 or subsequent years.

Also, Discus has notified the Company that Discus’ post-sale field audit of lighting devices sold by the Company to Discus under the Asset Purchase Agreement has totaled 189 units fewer than the minimum number of lighting devices guaranteed to be present by the Company. The Company has located several of these units and is in the process of locating additional units. Further, the Company believes it currently has reserves sufficient to absorb the liability associated with any ultimate shortfall of lighting devices. However, if our current assumptions regarding the shortfall of lighting devices prove incorrect, our future results of operations will be unfavorably affected. Such adjustments could materially affect our results of operations in 2007 or subsequent years.

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

For the twenty-six week period ended June 30, 2007, we had a net loss of $1.1 million. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations primarily as a result of the sale of the Associated Centers business to Discus and associated settlement of patent litigation with Discus. In 2005 and 2004, we had net losses of $17.8 million and $7.8 million, respectively. As of June 30, 2007, our accumulated deficit was $172.6 million. We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

As our operating leases expire, we may not be able to renew them at acceptable rates, or at all.

All of our Centers operate their facilities under operating leases that expire at various dates through July 2015. As these leases expire, we may not be able to renew them at acceptable rates or at all. As of June 30, 2007, we were operating one Center on a month-to-month rental basis because that Center’s lease has expired. That Center was closed in July 2007. Higher lease rates will negatively affect our results of operations. If, in any case, we are required to relocate to a different facility, we will be subject to additional costs for new leasehold improvements and we may incur higher lease costs and /or loss of business, negatively impacting our results of operations.

Inflation may affect our business operations.

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

Our success will depend on acceptance of our Light Activated Teeth Whitening (“LATW”) process and post-whitening maintenance products.

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

We will recognize gains for federal income tax purposes on the sale of the assets in the sale of our Associated Centers business. We have a substantial net operating loss carryforward that we plan to use to offset our federal tax liability to the extent allowable, other than alternative minimum tax, generated from the sale of our Associated Centers business. Based on the final determination of the purchase price allocation of the Associated Centers business, we may be subject to additional tax in the Republic of Ireland above the federal income tax. If our net operating loss carryforward is found to be subject to annual limitations, then our federal tax liability and available cash proceeds after the sale may be materially different and our financial position could be adversely affected. As of December 30, 2006, we had federal net operating loss carryforwards of approximately $149.5 million that we anticipate may be used in the future to reduce our federal tax liability. We have established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. A significant portion of our net operating losses relate to operations in our Centers which are structured as professional corporations and losses within these professional corporations are not likely to be utilized by BSML, Inc., our parent corporation. Further, the utilization of our net operating losses in the future is dependent upon our having positive earnings. Also, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

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

Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 LATW system was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers, but we have had only one manufacturer of our LATW devices. Effective April 2001, the Company’s LATW devices are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi.

Additionally, Oraceutical is currently sole supplier of our retail products, including toothpaste, mouthwash and our teeth-whitening kit. Oraceutical is currently engaged in litigation with the Company (see Part II, Item 1, “Legal Proceedings”). Oraceutical has not disrupted our supplies or notified us of any intent to do so, but such a disruption would be difficult and time-consuming to resolve and our results of operations could suffer.

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

BSML, INC.

/s/ Dr. Julian Feneley	August 13, 2007
Dr. Julian Feneley	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard De Young	August 13, 2007
Richard De Young	Date
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)