Form 10-Q
period 2007-09-30
BSML INC
filed 2007-11-13
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 29, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

BSML, INC.
(Exact name of registrant as specified in charter)

UTAH	1-11064	87-0410364
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

460 North Wiget Lane Walnut Creek, California 94598
(Address of principal executive offices)

(925) 941-6260
(Registrant’s Telephone Number, including Area Code)

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

BSML, Inc. had 11,203,713 shares of common stock outstanding at September 29, 2007.

BSML, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 29, 2007	December 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,907	$4,734
Trade accounts receivable, net	260	213
Inventories	1,020	1,273
Investments, restricted as to use	-	3,625
Prepaid expenses and other current assets	621	243
Total current assets	3,808	10,088
Property and equipment, net	3,407	4,258
Investments, restricted as to use	4,753	2,761
Other assets	937	958
Total assets	$12,905	$18,065
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,109	$1,770
Accrued liabilities	5,803	6,776
Accrual for Center closures	131	170
Gift certificate and prepaid revenue liability	1,118	1,775
Deferred revenue	2,952	2,590
Total current liabilities	11,113	13,081
Long term liablilities:
Accrual for Center closures	220	258
Deferred revenue	713	1,352
Other long term liabilities	716	892
Total long term liabilities	1,649	2,502
Total liabilities	12,762	15,583
Shareholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized,
11,203,713 and 10,664,281 shares issued and outstanding at
September 29, 2007 and December 30, 2006, respectively	39	39
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at September 29, 2007 and December 30, 2006
Additional paid-in capital	174,229	173,903
Accumulated deficit	(174,125)	(171,460)
Total shareholders' equity	143	2,482
Total liabilities and shareholders' equity	$12,905	$18,065

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited.  $ in thousands, except per share data)

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
		Restated		Restated
Revenues	$5,681	$6,711	$19,620	$20,506
Operating costs and expenses:
Operating and occupancy costs	3,457	3,714	10,686	10,715
Selling, general and administrative expenses	2,843	6,816	10,202	17,674
Depreciation and amortization	356	415	1,079	1,235
Total operating costs and expenses	6,656	10,945	21,967	29,624
Loss from operations	(975)	(4,234)	(2,347)	(9,118)
Amortization of discount on debt	-	-	-	(530)
Loss on early extinguishment of debt	-	-	-	(5,039)
Gain on settlement of legal claim	-	-	-	1,257
Other income / (expense), net	279	185	596	(660)
Loss from continuing operations before income tax provision	(696)	(4,049)	(1,751)	(14,090)
Income tax provision	20	(271)	57	(225)
Net loss from continuing operations	(716)	(3,778)	(1,808)	(13,865)
Discontinued operations (Note 5):
Loss on settlement of claim	(857)	-	(857)	-
Income from operation of discontinued operations	-	-	-	1,130
Gain / (loss) on settlement of litigation	-	(1,955)	-	3,380
Gain on sale of business	-	-	-	15,105
Income / (loss) from discontinued operations before income tax provision	(857)	(1,955)	(857)	19,615
Income tax benefit / expense	-	267	-	(307)
Income / (loss) from discontinued operations	(857)	(1,688)	(857)	19,308
Net income (loss) attributable to common shareholders	$(1,573)	$(5,466)	$(2,665)	$5,443
Basic and diluted net loss per common share from continuing operations	$(0.07)	$(0.36)	$(0.17)	$(1.31)
Basic net income (loss) per common share from discontinued operations	$(0.08)	$(0.16)	$(0.08)	$1.83
Diluted net income (loss) per common share from discontinued operations	$(0.08)	$(0.16)	$(0.08)	$1.83
Basic net income (loss) per common share	$(0.15)	$(0.52)	$(0.25)	$0.52
Diluted net income (loss) per common share	$(0.15)	$(0.52)	$ (0.25)	$0.52
Shares used in computing net loss per common share from continuing operations, basic and diluted	10,840	10,549	10,768	10,549
Shares used in computing net income (loss) per common share from discontinued operations, basic	10,840	10,549	10,768	10,549
Shares used in computing net income (loss) per common share from discontinued operations, diluted	10,840	10,549	10,768	10,566
Shares used in computing net income (loss) per common share, basic	10,840	10,549	10,768	10,549
Shares used in computing net income (loss) per common share, diluted	10,840	10,549	10,768	10,566

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands)

	Thirty-Nine Weeks Ended September 29, 2007	Thirty-Nine Weeks Ended September 30, 2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,665)	$5,443
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,079	1,235
Loss on disposal of property and equipment	32	48
Amortization of discount on debt	-	530
(Gain) / loss from discontinued operations	857	(19,308)
Loss on early extinguishment of debt	-	5,039
Stock compensation expense	326	156
Expenses paid by related party	-	20
Changes in assets and liabilities:
Trade accounts receivable	(47)	(497)
Inventories	253	(150)
Prepaid expenses and other short-term assets	(185)	686
Other long term assets	21	(30)
Accounts payable	(661)	(1,668)
Accrued liabilities	(2,023)	905
Gift certificate and prepaid appointment deferred revenue	(657)	(253)
Store closure accrual	(77)	(135)
Maintenance contract deferred revenue	(277)	1,336
Other long term liabilities	(176)	(118)
Net cash provided by operating activities - discontinued operations	-	9,836
Net cash provided by (used in) operating activities	(4,200)	3,075
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(260)	(46)
Proceeds from assets held for sale - discontinued operations	-	25,831
Investments, restricted as to use	1,633	(9,846)
Proceeds from sale of investment	-	284
Net cash provided by investing activities	1,373	16,223
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	-	(73)
Principal payments on long-term debt	-	(19,051)
Net cash provided by (used in) financing activities	-	(19,124)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,827)	174
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,734	5,518
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,907	$5,692
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$1,446
Cash paid for income taxes	$313	$89

See notes to condensed consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

BSML, Inc., is a Utah corporation (“BSML” or the “Company”) formerly known as BriteSmile, Inc. The Company and its affiliates distribute market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). As described below, the Company’s Associated Center business was sold in March 2006. The results of operations of the Associated Centers business, the gain on sale of assets of the Associated Centers business and the gain on settlement of litigation related to the sale have been classified as discontinued operations in all 2006 periods presented in this quarterly report on Form 10-Q. Following the sale of the Associated Centers business and through September 29, 2007, the Company’s business has been focused on one industry segment: products and procedures to whiten teeth.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended September 29, 2007, are not necessarily indicative of the results that may be expected for the remainder of the Company’s fiscal year ending December 29, 2007.

Going Concern

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $174.1 million and working capital deficiency of $7.3 million as of September 29, 2007. The Company’s net loss and net cash used by operating activities were $2.7 million and $4.2 million, respectively, for the thirty-nine weeks ended September 29, 2007. At September 29, 2007, the Company had $1.9 million in unrestricted cash and cash equivalents and $4.8 million in investments that are restricted as to use. Investments restricted as to use include $3.7 million in funds escrowed from the sale of the Associated Centers business (the “Discus escrow”). The Discus escrow was scheduled to be released in June 2007, but claims made by Discus in relation to the sale of the Associated Centers business and, further, in relation to Discus’ costs of defense in the Oraceutical litigation described below have resulted in an indefinite delay in the release of the escrowed funds, except as noted in relation to the settlement of a dispute with Longlife Health Ltd. (see Note 13 to the condensed consolidated financial statements, “Subsequent Event:  Settlement of Dispute with Longlife Health Ltd.”). In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. As a result, the Discus escrow has been classified as a long-term asset on the company’s balance sheet as of September 29, 2007.

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

Except for items resulting from discontinued operations, which have been accounted for in accordance with FAS 144, the financial statements reflect a going concern basis of accounting. The Company cannot currently provide assurance that it can become profitable. If it cannot become profitable, and without additional financing, which may be impossible to secure, the Company may not have sufficient liquidity to support its operating requirements for the next twelve months.  In addition, it is possible that the Company will have additional cash demands as a result of unfavorable outcomes in pending litigation matters. Accordingly, BSML management believes that these factors raise substantial doubt as to whether the going concern basis of accounting reflected in these financial statements continues to be appropriate. Our liquidity projections may improve or deteriorate depending on these changing conditions. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

2. Stock Based Compensation

Effective January 1, 2006, the Company adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. The Company adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the unvested portion of awards outstanding as of January 1, 2006 is to be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

The Company has made no stock-based compensation awards to employees in 2007. The Company’s stock-based compensation expense for the thirty-nine weeks ended September 29, 2007, is entirely due to employee stock and stock-based awards made prior to the beginning of the Company’s fiscal 2007 year, 40,000 options awarded to Company directors in the first quarter of 2007 and to an immediately vested stock award made to a non-employee in the first quarter of 2007.  For the thirty-nine week periods ended September 29, 2007 and September 30, 2006, the Company recognized stock-compensation costs of approximately $326,000 and $156,000, respectively. The Company has recognized no tax benefit related to these share-based arrangements as it has been in a loss position historically and has a full valuation allowance against its tax benefits.

Stock Based Compensation related to Stock Options:

The Company’s stock based compensation expense related to stock options was zero and approximately $81,000 for the thirteen and thirty-nine week periods ended September 29, 2007, respectively. The Company has no future stock compensation cost associated with stock options.

Because the Company granted no options during the thirteen-week period ended September 29, 2007, it made no assumptions regarding the valuation of new option grants in that period. However, in past periods, the Company has used the Black-Scholes option pricing model to estimate the fair value of employee option awards. A summary of assumptions used in the Company’s Black-Scholes computations in determining the fair value of options granted during the thirteen-week and thirty-nine week periods ended September 29, 2007, and September 30, 2006, respectively, is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Risk-free interest rate	NA	4.37%	4.61%	4.37%
Expected life of options (yrs)	NA	2.66	2.66	2.66
Expected volatility	NA	121%	121%	121%
Expected dividends	NA	None	None	None
Forfeiture rate	0%	27%	10%	27%

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

Stock Based Compensation related to Common Stock Awards / Grants:

In the fourth quarter of 2006, the Company awarded its Chief Executive Officer 574,290 shares of restricted common stock. Twenty percent of the shares vested immediately as of the grant date and additional amounts of twenty percent of the total grant will vest on each of the next four anniversaries of the grant date. An assumed annual forfeiture rate of 10% has been used in determining the current and future period expense associated with this grant.  The Company’s stock based compensation expense related to this grant was approximately $43,000 and $104,000 for the thirteen and thirty-nine week periods ended September 29, 2007, respectively.  As of September 29, 2007, the Company’s estimated future stock-compensation cost related to this grant of restricted stock was approximately $546,000.

In the first quarter of 2007, the Company made an immediately vested common stock award to a non-employee in settlement of litigation.   At that time, the Company recognized stock-based compensation of approximately $141,000 in relation to this award.  This amount had been previously accrued as an expense related to an expected legal settlement and was reclassified to stock-compensation expense in the period of final settlement.

3. Stock Options and Option Activity

In January 1997, the Company adopted its 1997 Stock Option and Incentive Plan (the “1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 of the Company’s common stock shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Options generally vest over a two to five-year period and have a maximum term of ten years.  As of September 29, 2007, all of the Company’s outstanding options are fully vested but none are “in-the-money.”

The following table represents stock option activity for the thirty-nine week period ended September 29, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinisic Value (In thousands)
Options outstanding at December 30, 2006	487,490	$13.88
Granted	40,000	1.77
Exercised	-	-
Cancelled	(300,378)	14.53
Options outstanding at September 29, 2007	227,112	$10.69	6.5 years	$-
Vested or expected to vest at September 29, 2007	227,112	$10.69	6.5 years	$-
Exercisable at September 29, 2007	227,112	$10.69	6.5 years	$-

4. Income/Loss Per Common Share

Basic earnings per share figures are calculated as net income/loss divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share figures further include the effect of potentially dilutive securities such as stock options and warrants provided that the inclusion of such securities is not anti-dilutive. For the thirty-nine week period ended September 30, 2006, approximately 17,000 stock options were included in the calculation of diluted net income per share, after application of the treasury stock method, as their effect was dilutive.  For the thirteen and thirty-nine week periods ended September 29, 2007, and for the thirteen week period ended September 30, 2006, no potentially dilutive securities were included in the calculation of diluted net income per share as their effect was anti-dilutive.  Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive (in thousands):

	September 29, 2007	September 30, 2006
Potentially dilutive securities:
Options	227	496
Warrants	355	368
Total	582	864

 5. Discontinued Operations

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc., a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus acquired the assets and the operations of the Company’s Associated Centers business for approximately $26.8 million plus the assumption of certain operating liabilities. The assets sold to Discus include certain of our tangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties who may have infringed certain patents in the whitening strips field, which we retained under a license from Discus. In the same transaction, the Company settled its litigation with Discus for $8.7 million. All litigation between the Company and Discus has now been dismissed. The asset sale and settlement of litigation resulted in total consideration of approximately $35.5 million to the Company, prior to consideration of related deal costs, legal expenses and income taxes. In the statements of operations for the thirty-nine week period ended September 30, 2006, the operations of the Associated Centers have been accounted for as discontinued operations as prescribed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

For the thirty-nine week periods ended September 30, 2006, revenues from discontinued operation were approximately $3.0 million. For the thirty-nine week period ended September 30, 2006, the Company’s results from discontinued operations included net income of $1.1 million, an after-tax gain on the sale of assets of $14.9 million and an after-tax gain on settlement of litigation of $3.3 million, for total income from discontinued operations, net of tax, of $19.3 million.

For the thirteen and thirty-nine week periods ended September 29, 2007, the Company’s had a loss from discontinued operations of $857,000 resulting from settlement of a claim involving Longlife Health, Ltd.  See also Note 13, “Settlement of a Dispute with Longlife Health Ltd.”

6. Debt

The Company utilized proceeds received from selling its Associated Centers business in March 2006 to pay off all long-term debt and capital leases existing at that time. These payments totaled approximately $19.1 million. The Company had no debt at December 30, 2006, or September 29, 2007.

7. Related Party Payments

The following table summarizes the amounts paid to related parties in the thirteen-week and thirty-nine week periods ended September 29, 2007 and September 30, 2006, respectively:

			Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Related Party	Nature of Relationship	Goods / Services Provided	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Oraceutical, LLC	A former board member is a co-founder and managing director	Merchandise/Pack out charges, order fulfillment services, consulting	$456,984	$715,452	$1,252,500	$2,220,014
LCO Properties, Inc.	Deemed affiliate of the chairman of the board	Monthly rent for New York Center	112,567	149,128	363,267	397,432
LCO Investments Limited	Deemed affiliate of the chairman of the board	Interest and pay off of debt and pay out for preferred stock	-	-	-	4,306,000
CAP America Trust	Deemed affiliate of the chairman of the board	Interest and pay off of debt	-	-	-	1,582,000
Excimer Vision Leasing	Deemed affiliate of the chairman of the board	Variable fees, fixed fees, pay off of deferred lease balance	-	-	-	2,867,000
Total			$569,551	$864,580	$1,615,767	$11,372,446

As of September 29, 2007, approximately 31% of the cost value of the Company’s inventory was supplied by Oraceutical, LLC.

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

A summary of legal matters settled or dismissed prior to December 30, 2006, is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006.  Further, on August 7, 2007, the Company settled the legal matter of Smile Inc. Asia Pte. Ltd. v. BriteSmile through payment to Smile of $1.5 million under the terms of a Settlement Agreement that provides for the mutual resolution of all claims asserted in the lawsuit.  The payment of $1.5 million was accrued as of June 30, 2007.

The following case remained active and pending against the Company as of September 29, 2007:

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

On September 6, 2007, the court granted motions filed by the Company and Feneley dismissing certain claims and granting leave for Oraceutical to file an amended complaint.  On September 21, 2007, Oraceutical filed an Amended Complaint in which it seeks to recover at least $11.3 million plus punitive and exemplary damages. The Amended Complaint asserts claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

The claims in the original and amended complaint are based on an Asset Purchase Agreement, as subsequently amended (the “APA”), entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a participation interest, after offsets and deductions, in third-party royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, certain assets of the Company, including the intellectual property acquired from Oraceutical, was sold to Discus in a transaction valued at $35 million, of which $8.7 million was allocated to settlement of patent infringement litigation against Discus. In the complaint Oraceutical claims that value of the patent infringement settlement should be substantially more than $8.7 million. Based on the settlement value of $8.7 million as determined by the Company and Discus, and after considering appropriate off-sets and deductions required by the APA, Oraceutical was not entitled to share in any part of the consideration received from Discus.  Oraceutical now asserts that the Company and Discus placed an artificially low value on the settlement of the patent infringement claims.  The declaratory judgment claims asserted by Oraceutical seeks a declaration that Discus is bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time the Company acquired the intellectual property which, in part, is the subject of the litigation, together with claims for breach of the APA.

On November 5, 2007, the Company filed a motion seeking dismissal of the Oraceutical’s claims for fraud, constructive fraud, and violations of Business & Professions code § 17200. The Company intends to vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the proper allocation of the Discus purchase price, including the arm’s length negotiations with Discus concerning the value of the Discus patent litigation settlement in which the parties agreed that the value was $8.7 million.

            Claims of Longlife Health Ltd.

Discus Dental Inc., the purchaser of the Company’s Associated Center business in March of 2006, notified the Company in the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question was a component of the assets sold to Discus.  Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife thereafter alleged that the termination of the distribution agreement was wrongful and, in response, withheld payment of the receivables.  As a result, Discus notified the Company that Longlife’s claims gave rise to a claim that the Company was in breach of certain representations made in the 2006 Asset Purchase Agreement and exercised its rights to block disbursement to the Company of $3.5 million in funds escrowed at the time of the sale of the Associated Centers Business.

In October 2007, the Company reached a tentative settlement with Longlife and Discus regarding these issues.  Under the terms of the settlement, $1,050,000 is payable from escrowed funds.  The Company will receive approximately $193,000 of this amount, with Discus receiving approximately $276,000 and Longlife receiving approximately $581,000.

The Company has recorded this transaction as a net loss from discontinued operations of $857,000 in its results of operations for the thirteen week period ended September 29, 2007 and has accrued for the disbursement of funds from the escrow account, which is a component of the Company’s “Investments, restricted as to use.”

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

9. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen and thirty-nine week periods ended September 29, 2007 and September 30, 2006, respectively, are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Center whitening fees, net	$3,318	$4,455	$12,372	$15,248
Product and other revenue	2,363	2,256	7,248	5,258
Total	$5,681	$6,711	$19,620	$20,506

For the thirteen and thirty-nine week periods ended September 30, 2006, approximately $1,313,000 and $1,463,000, respectively,  have been reclassified from Center whitening fees, net, to Product and other revenue, compared to revenue figures shown in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10. Commitments and contingencies

The following table sets forth the Company’s future minimum payments, as of September 29, 2007, due under operating leases, consulting agreements and office equipment service agreements:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Three Months)	2008 -2009	2010 -2011	2012 and Thereafter
Operating leases	$7,948	$868	$5,852	$771	$457
Consulting and office equipment service contracts	304	75	205	19	5
Total	$8,252	$943	$6,057	$790	$462

This table reflects the extinguishment of our liability to pay rent at our West 57th Street center in New York City, per the terms of a surrender agreement we signed in August, 2007.  Under the terms of the surrender agreement, we have agreed to vacate this center no later than August 15, 2008.  In return, we are to receive $500,000 if we vacate by August 15, 2008, and, if we vacate prior to that date, an additional $1,400 per day for each day prior to August 15, 2008 that we have vacated.

11. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the Company’s revenues for the thirteen and thirty-nine week periods ended September 29, 2007. Revenues from the QVC Network for the thirteen and thirty-nine week periods ended September 29, 2007 and September 30, 2006, respectively, are presented below (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
QVC Network revenue	$645	$605	$1,981	$1,293
Other revenue	5,036	6,106	17,639	19,213
Total Revenue	$5,681	$6,711	$19,620	$20,506

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

13. Subsequent Event:  Settlement of Dispute with Longlife Health Ltd.

In October 2007, the Company reached a tentative settlement with Longlife Healthe Ltd. and Discus Dental Inc. Under the terms of the settlement, $1,050,000 will be payable from escrowed funds.  The Company will receive approximately $193,000 of this amount, Discus will receive approximately $276,000 and Longlife will receive approximately $581,000.

The Company has recorded this transaction as a net loss from discontinued operations of $857,000 in its results of operations for the thirteen week period ended September 29, 2007 and has accrued for the disbursement of funds from the escrow account, which is a component of the Company’s “Investments, restricted as to use.”

14. Restatement of Condensed Consolidated Statement of Operations for the thirteen and thirty-nine week periods ended September 30, 2006

Subsequent to the Company’s filing of its quarterly report on Form 10-Q for the period ended September 30, 2006, the Company determined that its allocation of selling, general and administrative expenses, loss on disposal of property and equipment and accrued liabilities between discontinued and continuing operations was incorrect for the thirty-nine week period ended September 30, 2006. This requires restatement of income (loss) from continuing and discontinued operations for that period. Revenue for that period was not affected. In this quarterly report on Form 10-Q for the period ended September 29, 2007, the presentation of the Company’s results of operations for the thirteen and thirty-nine week periods ended September 30, 2006 reflects this restatement. A summary of the restatements affecting the thirteen week period ended September 30, 2006 is presented below (in thousands except per share amounts):

			Thirteen Weeks Ended
	Thirteen Weeks Ended		September 30, 2006:
	September 30, 2006*	Restatements	Restated
Statement of operations:
Revenues	$6,711	$-	$6,711
Operating and occupancy costs	3,714	-	3,714
Selling, general and administrative expenses	8,771	(1,955)	6,816
Depreciation and amortization	415	-	415
Total operating costs and expenses	12,900	(1,955)	10,945
Loss from operations	(6,189)	1,955	(4,234)
Other income, net	185	-	185
Loss from continuing operations before income tax	(6,004)	1,955	(4,049)
Income tax	(271)	-	(271)
Net loss from continuing operations	(5,733)	1,955	(3,778)
Discontinued operations:
Loss on settlement of litigation	-	(1,955)	(1,955)
Loss from discontinued operations before income tax provision	-	(1,955)	(1,955)
Income tax benefit	-	(267)	(267)
Loss from discontinued operations	-	(1,688)	(1,688)
Net income / (loss)	$(5,733)	$267	$(5,466)
Basic and diluted net loss per common share from continuing operations	$(0.54)	$0.19	$(0.36)
Basic net income per common share from discontinued operations	$-	$(0.16)	$(0.16)
Basic net income per common share	$(0.54)	$0.03	$(0.52)
Shares used in computing basic and diluted net loss per common share from continuing operations	10,549		10,549
Shares used in computing basic and diluted net loss per common share from discontinued operations	10,549		10,549
Shares used in computing basic and diluted net loss per common share	10,549		10,549
* per the Company's quarterly report on Form 10-Q for the period ended September 30, 2006

A summary of the restatements affecting the thirty-nine week period ended September 30, 2006 is presented below (in thousands except per share amounts):

			Thirty-Nine
	Thirty-Nine		Weeks Ended
	Weeks Ended		September 30, 2006:
	September 30, 2006*	Restatements	Restated
Statement of operations:
Revenues	$20,506	$-	$20,506
Operating and occupancy costs	10,715	-	10,715
Selling, general and administrative expenses	18,235	(561)	17,674
Depreciation and amortization	1,235	-	1,235
Total operating costs and expenses	30,185	(561)	29,624
Loss from operations	(9,679)	561	(9,118)
Amortization of discount on debt	(530)	-	(530)
Loss on early extinguishment of debt	(5,039)	-	(5,039)
Gain on settlement of legal claim	1,257		1,257
Other expense, net	(660)	-	(660)
Loss from continuing operations before income tax	(14,651)	561	(14,090)
Income tax	(225)	-	(225)
Net loss from continuing operations	(14,426)	561	(13,865)
Discontinued operations:
Loss from operation of discontinued operations	(264)	1,394	1,130
Gain on settlement of litigation	5,335	(1,955)	3,380
Gain on sale of business	15,105	-	15,105
Loss from discontinued operations before income tax provision	20,176	(561)	19,615
Income tax (benefit) / expense	574	(267)	307
Income from discontinued operations	19,602	(294)	19,308
Net income / (loss)	$5,176	$267	$5,443
Basic and diluted net loss per common share from continuing operations	$(1.37)	$0.05	$(1.31)
Basic net income per common share from discontinued operations	$1.86	$(0.03)	$1.83
Diluted net income per common share from discontinued operations	$1.86	$(0.03)	$1.83
Basic net income per common share	$0.49	$0.03	$0.52
Diluted net income per common share	$0.49	$0.03	$0.52
Shares used in computing basic and diluted net loss per common share from continuing operations	10,549		10,549
Shares used in computing basic net loss per common share from discontinued operations	10,549		10,549
Shares used in computing basic net loss per common share from discontinued operations	10,566		10,566
Shares used in computing basic net loss per common share	10,549		10,549
Shares used in computing diluted net loss per common share	10,566		10,566
* per the Company's quarterly report on Form 10-Q for the period ended September 30, 2006

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

BSML, Inc. and its affiliates distribute, market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to BSML, Inc. and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers” or “spas”).

The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s Centers. As of September 29, 2007, there were 16 such Centers in 10 metropolitan areas in the U.S.  Also, in September 2007, the Company announced the launch of a private label version of Remedent, Inc.’s GlamSmile™ veneer system.  This private label product will be marketed as BriteVeneers One-Step™.  As of September 29, 2007, the Company had no revenues from the BriteVeneer One-Step™ line.  The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and/or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At September 29, 2007, and December 30, 2006, the deferred revenue balances associated with the SmileForever program were $3.7 million and $3.9 million, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $0.8 million as of September 29, 2007, for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Results of Operations

The following are explanations of significant changes for our fiscal third quarter, the thirteen-week period ended September 29, 2007, compared to our third 2006 fiscal quarter, the thirteen-week period ended September 30, 2006:

Total Revenues fell 15%, or about $1.0 million, to $5.7 million in our third quarter of 2007 compared to $6.7 million in the third quarter of 2006. This decrease was due to reduced whitening revenues, which fell 26% to $3.3 million in the third quarter of 2007, compared to $4.5 million in the third quarter of 2006. Our third quarter of 2006 benefited from price reductions that drove additional procedures performed in that period, while our third quarter of 2007 experienced no similar benefit. Our SmileForever revenue increased, growing from $0.6 million in the third quarter of 2006 to $0.9 million in the third quarter of 2007. Also, our revenue from retail products, including sales made through the QVC network, was essentially flat, contributing $1.4 million to revenue in both periods.

Our whitening procedures have been in decline, on a quarterly basis, since the second quarter of 2006. The rate of decline accelerated during our third fiscal quarter of 2007.  Unless we are able to reverse this trend, our future revenues are likely to be unfavorably affected and we may be unable to achieve profitability or generate cash flow from operations.  Should we prove unable to generate cash from operations and unable to raise cash from other sources, our existing cash will eventually be exhausted, possibly within the next twelve months.  Also, future revenues will reflect the closure of one of our Phoenix, Arizona Center in July 2007; historically, this Center has contributed less than 5% of our total whitening revenue.

Operating and occupancy costs fell 7%, to $3.5 million in the third quarter of 2007 from $3.7 million in the third quarter of 2006.  This reduction is primarily due to reduced salary expenses in our spas in the 2007 period.

Selling, General and Administrative expenses decreased to $2.8 million in the third quarter of 2007 from $6.8 million in the third quarter of 2006. This decrease was primarily due to reduced legal expense.  In the third quarter of 2006, our legal expense totaled $3.9 million, reflecting the costs of litigation active at that time as well as provisions for possible settlements.  In comparison, our legal expense in the third quarter of 2007 was a relatively modest $0.2 million.  Additionally, our advertising expense of $1.1 million in the third quarter of 2007 was lower than the $1.4 million of expense we recognized in the third quarter of 2006.

Depreciation and Amortization expense was $356,000 in the third quarter of 2007, compared to $415,000 in the third quarter of 2006.  Depreciation expense is lower in the 2007 quarter because some of our fixed assets have arrived at the end of their useful lives, without further depreciation expense, and relatively modest capital spending in recent periods has not driven offsetting depreciation from new fixed assets.

Other Income and Expense, net. For our third quarter ended September 29, 2007, other income, net of expenses, was $279,000 and was primarily composed of interest earned and a non-recurring state tax refund. For the comparable period in 2006, we had other income of $185,000 composed primarily of interest earned.

Discontinued Operations:  Loss on settlement of claim.  In October of 2007, we entered a tentative settlement agreement with Discus Dental Inc. and Longlife Health Ltd.  Under the terms of the agreement, $1,050,000 will be payable from escrowed funds included as a component of the Company’s “Investments, restricted as to use.”  We will receive approximately $193,000 of this amount, with the balance being distributed to Discus and Longlife.  As a result of this settlement, we recorded a loss from discontinued operations of $857,000 for the thirteen and thirty-nine week periods ended September 29, 2007.

The following are explanations of significant changes for our fiscal thirty-nine week period ended September 29, 2007, compared to our fiscal thirty-nine week period ended September 30, 2006:

Total Revenues decreased 4%, or about $0.9 million, to $19.6 million in our first thirty-nine weeks of 2007 compared to $20.5 million in our first thirty-nine weeks of 2006. Whitening revenues fell 19% to $12.4 million in the first thirty-nine weeks of 2007, compared to $15.2 million in the first thirty-nine weeks of 2006. Our first thirty-nine weeks of 2006 benefited from price reductions that drove additional procedures performed in that period, while our first thirty-nine weeks of 2007 experienced no similar benefit. However, our SmileForever revenue grew 70%, totaling $2.5 million in the first thirty-nine weeks of 2007, compared to $1.5 million in the first thirty-nine weeks of 2006.  Also, our revenue from retail products, including sales made through the QVC network, grew 31%, to $4.6 million in the first thirty-nine weeks of 2007, compared to $3.5 million in the first thirty-nine weeks of 2006.

Our whitening procedures have been in decline, on a quarterly basis, since the second quarter of 2006. The rate of decline accelerated during our third fiscal quarter of 2007.  Unless we are able to reverse this trend, our future revenues are likely to be unfavorably affected and we may be unable to achieve profitability or generate cash flow from operations.  Should we prove unable to generate cash from operations and unable to raise cash from other sources, our existing cash will eventually be exhausted, possibly within the next twelve months.  Also, future revenues will reflect the closure of one of our Phoenix, Arizona Center in July 2007; historically, this Center has contributed less than 5% of our total whitening revenue.

Operating and occupancy costs were flat, totaling $10.7 million in the first thirty-nine weeks of 2007 and in the first thirty-nine weeks of 2006. Our spa occupancy costs were $0.5 million lower in the first thirty-nine weeks of 2007 than in the first thirty-nine weeks of 2006, reflecting reduced salary-related expenses, but sales mix, reflecting higher QVC Network sales, resulted in lower product margins that offset the improvement in occupancy costs.

Selling, General and Administrative expenses decreased to $10.2 million in the first thirty-nine weeks of 2007 from $17.7 million in the first thirty-nine weeks of 2006. This decrease was primarily due to lower legal expenses, which totaled only $0.9 million in the 2007 period, compared to $5.3 million in the 2006 period, with the 2006 period reflecting expenses associated with the Discus and Dental Spas transactions.  However, our downsizing activities subsequent to the sale of the Associated Centers business in March 2006, also contributed to the reduction in selling, general and administrative expense.  Salary expense fell by $1.8 million in the first thirty-nine weeks of 2007 compared to the first thirty-nine weeks of 2006 and rent expense was reduced by $0.9 million in the first thirty-nine weeks of 2007 compared to the first thirty-nine weeks of 2006, with the 2006 period including lease buyout expenses related to our corporate headquarters facility.  Also, advertising expense was $0.3 million lower in the first thirty-nine weeks of 2007 than in the first thirty-nine weeks of 2006.

Depreciation and Amortization expense was $1.1 million in the first thirty-nine weeks of 2007 compared to $1.2 million in the first thirty-nine weeks of 2006.  Depreciation expense is lower in the 2007 period because some of our fixed assets have arrived at the end of their useful lives, without further depreciation expense, and relatively modest capital spending in recent periods has not driven offsetting depreciation from new fixed assets.

Loss on early extinguishment of debt and amortization of discount on convertible debt. All of the Company’s debt was repaid by the proceeds of the sale of the Associated Centers business in March 2006. A loss on extinguishment of debt of $5.0 million was recognized during the first thirty-nine weeks of 2006. Also, the Company issued convertible debt in December 2004 that was valued net of discount and that discount was being amortized over the life of the debt using the effective interest method until the March 2006 repayment date. In the first thirty-nine weeks of 2006 the Company recorded $530,000 of amortization.

Gain on settlement of legal claim. In the first thirty-nine weeks of 2006, we recognized a $1.3 million gain on settlement of litigation we initiated in defense of our licensed patents and intellectual property.

Other Income and Expense, net. For our first thirty-nine weeks ended September 29, 2007, other income, net of expenses, was $0.6 million and was composed primarily of interest earned and a non-recurring state tax refund.. For the comparable period in 2006, we had net expense of $0.7 million primarily related to fees associated with the terminated plans to sell the Centers business, partially offset by income from interest earned.

Loss on Settlement of Legal Claim.   In October of 2007, we entered a tentative settlement agreement with Discus Dental Inc. and Longlife Health Ltd.  Under the terms of the agreement, $1,050,000 will be payable from escrowed funds included as a component of the Company’s “Investments, restricted as to use.”  We will receive approximately $193,000 of this amount, with the balance being distributed to Discus and Longlife.  As a result of this settlement, we recorded a loss from discontinued operations of $857,000 for the thirteen and thirty-nine week periods ended September 29, 2007.

Liquidity and Capital Resources

General

The Company’s principal sources of liquidity have been proceeds from issuances of common stock and debt, as well as, most recently, the proceeds from the sale of the Associated Centers business in March 2006. At September 29, 2007, the Company had $1.9 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities, and if and when decided, to open new whitening centers. However, the Company has yet to achieve profitability from operations. Therefore, the Company may be required to raise additional funds through new debt or equity issuance. There can be no assurance that such funds will be available at an acceptable cost, or at all, and if that proves to be the case, the Company’s operations may be negatively impacted.

Proceeds received from the sale of the Associated Centers business on March 13, 2006, were used to pay off long-term debt, capital leases and accrued interest ($19.4 million), to establish an escrow account from which payments can be made for indemnity claims which may arise in connection with the sale of the Associated Centers business and intellectual property to Discus ($3.7 million in escrow as of September 29, 2007), to pay costs associated with the asset sale transaction ($1.3 million), to pay legal expenses related to the Discus patent litigation ($5 million), to pay employee severance ($1.2 million through September 30, 2006), to resolve certain outstanding sales tax issues related to the Associated Centers (at least $2 million) and to pay potential income tax and other taxes related to the Discus transaction ($0.6 million). Any remaining proceeds have been used for working capital needs.

The financial statements reflect a going concern basis of accounting. While the Company currently is able to pay its debts as they come due, and has a plan to generate positive cash flow from its Centers business operations, it is not certain that the Company will achieve operating profitability on a sustained basis. The Company had, as of September 29, 2007, approximately $4.7 million in restricted funds included in “Investments, restricted as to use.” This amount includes the $3.7 million escrow established to indemnify Discus from claims arising from the March 2006 sale of the Associated Centers business (the “Discus escrow”) and $1.0 million in other restricted deposits. The Discus escrow was scheduled to be released in June 2007, but claims made by Discus in relation to the sale of the Associated Centers business and, further, in relation to Discus’ costs of defense in the Oraceutical litigation described below have resulted in an indefinite delay in the release of the escrowed funds, except as noted in relation to the settlement of a dispute with Longlife Health Ltd. (see Note 13 to the condensed consolidated financial statements, “Subsequent Event:  Settlement of Dispute with Longlife Health Ltd.”). In addition, it is possible that the Company could have additional cash demands as a result of the legal claims against the Company. As a result, the Discus escrow has been classified as a long-term asset on the company’s balance sheet as of September 29, 2007. The liquidity position of the Company may improve or deteriorate depending on these changing conditions.

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

The Company has the following contractual obligations as of September 29, 2007:

	Payments Due by Period (in thousands)
Contractual obligations:	Total	Remaining 2007 (Three Months)	2008 -2009	2010 -2011	2012 and Thereafter
Operating leases	$7,948	$868	$5,852	$771	$457
Consulting and office equipment service contracts	304	75	205	19	5
Total	$8,252	$943	$6,057	$790	$462

This table reflects the extinguishment of our liability to pay rent at our West 57th Street center in New York City, per the terms of a surrender agreement we signed in August, 2007.  Under the terms of the surrender agreement, we have agreed to vacate this center no later than August 15, 2008.  In return, we are to receive $500,000 if we vacate by August 15, 2008, and, if we vacate prior to that date, an additional $1,400 per day for each day prior to August 15, 2008 that we have vacated.

Sources of Cash, Liquidity and Capital Resources

In the thirty-nine week period ended September 29, 2007, net cash used in operations was $4.2 million. Our net loss was $2.7 million, including $1.4 million in non-cash charges.  Operating accounts used $3.0 million in cash, primarily reflecting payments of income taxes due, trade accounts payable, reduced deferred revenue and previously accrued professional and marketing expenses.  However, the use of cash in our operating accounts also includes the $1.5 million payment due in conjunction settlement of our Smile, Inc. litigation (see below), offset by the $0.9 million accrual for amounts due under our tentative settlement with Discus Dental and Longlife Health Ltd.

Cash from investing activities was $1.4 million for the thirty-nine weeks ended September 29, 2007.  This figure reflects $0.3 million in cash that was used in capital spending during the thirty-nine week period ended September 29, 2007.  Investments restricted as to use provided $1.7 million in cash during the period, including the $1.5 million in cash used to settle our Smile, Inc. litigation.  No cash was used or provided by financing activities during the thirty-nine week period ended September 29, 2007.

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

A summary of legal matters settled or dismissed prior to December 30, 2006, is provided in the Company’s annual report on Form 10-K for the year ended December 30, 2006.  Further, on August 7, 2007, the Company settled the legal matter of Smile Inc. Asia Pte. Ltd. v. BriteSmile through payment to Smile of $1.5 million under the terms of a Settlement Agreement that provides for the mutual resolution of all claims asserted in the lawsuit.  The payment of $1.5 million was accrued as of June 30, 2007.

The following case remained active and pending against the Company as of September 29, 2007:

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

On September 6, 2007, the court granted motions filed by the Company and Feneley dismissing certain claims and granting leave for Oraceutical to file an amended complaint.  On September 21, 2007, Oraceutical filed an Amended Complaint in which it seeks to recover at least $11.3 million plus punitive and exemplary damages. The Amended Complaint asserts claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, violations of California Business & Professions Code § 17200 et seq., and accounting, and asserts a fraud claim against Feneley and Pilaro. The complaint also includes a declaratory judgment claim against the Company, BDI, and Discus.

The claims in the original and amended complaint are based on an Asset Purchase Agreement, as subsequently amended (the “APA”), entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a participation interest, after offsets and deductions, in third-party royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, certain assets of the Company, including the intellectual property acquired from Oraceutical, was sold to Discus in a transaction valued at $35 million, of which $8.7 million was allocated to settlement of patent infringement litigation against Discus. In the complaint Oraceutical claims that value of the patent infringement settlement should be substantially more than $8.7 million. Based on the settlement value of $8.7 million as determined by the Company and Discus, and after considering appropriate off-sets and deductions required by the APA, Oraceutical was not entitled to share in any part of the consideration received from Discus.  Oraceutical now asserts that the Company and Discus placed an artificially low value on the settlement of the patent infringement claims.  The declaratory judgment claims asserted by Oraceutical seeks a declaration that Discus is bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time the Company acquired the intellectual property which, in part, is the subject of the litigation, together with claims for breach of the APA.

On November 5, 2007, the Company filed a motion seeking dismissal of the Oraceutical’s claims for fraud, constructive fraud, and violations of Business & Professions code § 17200. The Company intends to vigorously contest all claims. Among other defenses, the Company will present substantial evidence concerning the proper allocation of the Discus purchase price, including the arm’s length negotiations with Discus concerning the value of the Discus patent litigation settlement in which the parties agreed that the value was $8.7 million.

          Claims of Longlife Health Ltd.

Discus Dental Inc., the purchaser of the Company’s Associated Center business in March of 2006, notified the Company in the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question was a component of the assets sold to Discus.  Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife thereafter alleged that the termination of the distribution agreement was wrongful and, in response, withheld payment of the receivables.  As a result, Discus notified the Company that Longlife’s claims gave rise to a claim that the Company was in breach of certain representations made in the 2006 Asset Purchase Agreement and exercised its rights to block disbursement to the Company of $3.5 million in funds escrowed at the time of the sale of the Associated Centers Business.

In October 2007, the Company reached a tentative settlement with Longlife and Discus regarding these issues.  Under the terms of the settlement, $1,050,000 is payable from escrowed funds.  The Company will receive approximately $193,000 of this amount, with Discus receiving approximately $276,000 and Longlife receiving approximately $581,000.

The Company has recorded this transaction as a net loss from discontinued operations of $857,000 in its results of operations for the thirteen week period ended September 29, 2007 and has accrued for the disbursement of funds from the escrow account, which is a component of the Company’s “Investments, restricted as to use.”

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

Our whitening procedure volume has been in decline, on a quarterly basis, since the second quarter of 2006.  At current procedure levels, we are not generating positive cash flows from operations.  If we are not able to grow the number of whitening procedure we perform, increase revenues from other sources or raise additional cash through placement of debt or equity securities, we may exhaust our existing cash.

As of September 29, 2007, we have $1.9 million in unrestricted cash on hand.  Revenues from our current level of whitening procedures performed and other existing sources have proven insufficient to completely cover our cash costs, resulting in negative cash flows from operations.  If we are unable to grow the number of whitening procedures we perform, and thereby increase whitening revenues, or increase revenues from other sources, or if we are unable to successfully place debt or equity securities to raise additional cash, we may exhaust our unrestricted cash on hand within the next twelve months.  There can be no assurance that we will be able to successfully raise whitening procedures, generate additional revenue from new sources or raise cash through placement of debt or equity securities.

The Asset Purchase Agreement with Discus exposes us to contingent liabilities.

In connection with the sale of the Associated Centers business to Discus, the Company agreed to indemnify Discus for a number of matters, including the breach of our representations, warranties and covenants contained in the Asset Purchase Agreement with Discus, as well as any potential additional local sales, stamp, or value added tax obligations. An escrow account was established for $3.5 million from the Associated Centers’ sale proceeds from which any payments due Discus resulting from a breach of our representations, warranties and covenants would be paid. The balance of the escrow account as of September 29, 2007, was $3.7 million, including interest earned from the date the account was established. A material breach or inaccuracy of any of the representations, warranties and covenants in the Asset Purchase Agreement could lead to an indemnification claim against us by Discus. Any such indemnification claims could require us to pay substantial sums and incur related costs and expenses and have a material adverse effect on our liquidity, financial condition, future prospects and ability to continue the operations of the Centers. We are aware of potential disputes relating to the Asset Purchase Agreement as discussed below. These disputes are distinct from the issues raised by the Oraceutical litigation discussed in the “Legal Proceedings” section of this Quarterly Report on Form 10-Q.

One such dispute involves the claims of Longlife Health, Ltd.  Discus Dental Inc., the purchaser of the Company’s Associated Center business in March of 2006, notified the Company in the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. A portion of the receivables in question was a component of the assets sold to Discus.  Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife thereafter alleged that the termination of the distribution agreement was wrongful and, in response, withheld payment of the receivables.  As a result, Discus notified the Company that Longlife’s claims gave rise to a claim that the Company was in breach of certain representations made in the 2006 Asset Purchase Agreement and exercised its rights to block disbursement to the Company of $3.5 million in funds escrowed at the time of the sale of the Associated Centers Business.  In October 2007, the Company reached a tentative settlement with Longlife and Discus regarding these issues.  Under the terms of the settlement, $1,050,000 is to be released from the escrow account.  The Company will retain approximately $193,000 of this amount, Discus will receive approximately $276,000 and Longlife will receive approximately $581,000.  As a result of this settlement, the Company accrued a loss from discontinued operations for its net disbursement of $857,000 for the thirteen and thirty-nine week periods ended September 29, 2007.  The settlement is not yet final and, should it change, it is possible that the Company’s results of operations will be negatively affected.

Also, Discus has notified the Company that Discus’ post-sale field audit of lighting devices sold by the Company to Discus under the Asset Purchase Agreement has totaled 189 units fewer than the minimum number of lighting devices guaranteed to be present by the Company. The Company has located most of these units and is in the process of locating additional units. Further, the Company believes it currently has reserves sufficient to absorb the liability associated with any ultimate shortfall of lighting devices. However, if our current assumptions regarding the shortfall of lighting devices prove incorrect, our future results of operations will be unfavorably affected. Such adjustments could materially affect our results of operations in 2007 or subsequent years.

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

For the thirty-nine week period ended September 29, 2007, we had a net loss of $2.7 million. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations primarily as a result of the sale of the Associated Centers business to Discus and associated settlement of patent litigation with Discus. In 2005 and 2004, we had net losses of $17.8 million and $7.8 million, respectively. As of September 29, 2007, our accumulated deficit was $174.1 million. We sold our Associated Centers business in the first quarter of 2006, and our Centers business is our sole operating business. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

Our future growth will depend in part on external economic factors.

Consumer spending which, in turn, drives demand for our services and products is affected by general economic conditions. In recent years, we have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual shareholders meeting on September 21, 2007.  A total of 7,977,024 shares were present in person or by proxy, and the shareholders voted on the following proposals:

Proposal #1 – To elect seven directors, each to serve until the next annual meeting of shareholders and until his successor is elected and shall qualify.

Proposal #2 – To approve the appointment of Stonefield Josephson, Inc., as the Company’s independent public accountants for the fiscal year ending December 29, 2007.

The voting results of the proposals are shown in the following table:

	Votes for	Votes against or withheld	Abstentions
Proposal #1:
Mr. Pilaro	7,801,623	175,401
Mr. Pierce	7,803,114	173,910
Mr. Schechter	7,803,114	173,910
Mr. Reed	7,798,488	178,536
Mr. Peters	7,799,972	177,052
Mr. Thompson	7,802,314	174,710
Dr. Feneley	7,798,273	178,751
Proposal #2	7,869,046	63,450	44,528

Please note that between the mailing of the proxy and the date of the annual meeting, Mr. Thompson, a director and nominee, passed away.  Mr. Thompson had been a member of the Company’s board of directors since 1999, and was serving on the Board’s Executive Committee, Audit Committee, Compensation Committee, and Marketing Committee at the time of his death.  As of the date of this Report, the Company had made no decision regarding a replacement for Mr. Thompson on the Board or any of the Board’s committees.

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

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).
3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 29, 1999).
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

10.24

Supplemental Agreement dated September 309, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

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

10.41

Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated September 302, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

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
10.51*

Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference).

10.52*

Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Amended Annual Report on Form 10-K/A and incorporated herein by reference).

10.53

Agreement by and between 18 West 57th Street, LLC, and LCO Properties, Inc. (previously filed as an exhibit to the Company’s current report on Form 8-K, filed with the Commission on August 17, 2007, and incorporated herein by reference).

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

BSML, INC.

Date: November 13, 2007	By:	/s/ Dr. Julian Feneley
Dr. Julian Feneley
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Richard De Young
Richard De Young
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)