Form 10-K
period 2007-12-29
BSML INC
filed 2008-04-14
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-11064

BSML, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0410364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Rd Suite 31310 Boca Raton, Fl 33431

(Address of principal executive offices, Zip Code)

(561) 988-4098

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007, was approximately $1,567,967.

The number of shares outstanding of the registrant’s common stock as of February 28, 2008 was 12,443,713.

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

Overview

BSML, Inc. (“BSML” or the “Company” or “we”) is a Utah corporation, formerly known as BriteSmile, Inc. We formally changed our name to BSML, Inc., in the fourth quarter of 2006. Some of discussion in this Annual Report on Form 10-K regarding operations during 2006 and prior periods may reference our prior name of BriteSmile, Inc.

The Company and its affiliates distribute, market, and sell advanced teeth whitening products and services through its 16 Centers (defined below) throughout the United States. Unless specified to the contrary herein, references to BSML or to the Company refer to us and our subsidiaries on a consolidated basis. Our operations include the sale of technologically advanced teeth whitening processes that are offered at professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). In addition, the Company sells certain of its products including its whitening pen, toothpaste and mouthwash products through the internet and third party retail channels. The Company also offers certain cosmetic dental procedures such as veneers and Invisalign products (a series of clear, removable, plastic aligners that are custom-made for a patient’s teeth) at its Centers. Prior to March 2006, the Company also offered its products and systems through independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

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

The assets sold to Discus included certain of our tangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all of the our intellectual property rights. Discus acquired our intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the continued operation of the Centers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all of our rights and claims against third parties relating to the intellectual property, except for our claims against third parties that may have infringed certain patents in the whitening strips field, which we retained under a license from Discus. During February 2008, all litigation associated with this transaction was settled. (See “Legal Proceedings,” below.)

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

During December 2007, the Company named Andrew Rudnick Chief Executive Officer. The Company also entered into an Support Services Agreement with Sleek Inc. (“Sleek”), a company controlled by Mr. Rudnick. Pursuant to the Support Services Agreement, Sleek agreed to provide marketing, consulting, cash management, personnel management, and other services to the Company. The Company also began the process of relocating its Corporate Offices to Boca Raton, Florida, which it completed in February 2008.

The Company maintains executive offices and principal facilities at 301 Yamato Rd Suite 31310 Boca Raton, Fl 33431. Our telephone number is (561) 988-4098. The Company maintains a web site at www.britesmile.com. The information on our web site should not be considered part of this Report on Form 10-K.

Marketing and Distribution

Our teeth-whitening and cosmetic dental procedures and products are marketed primarily via consumer advertising. We devote significant resources to direct-to-consumer marketing through a variety of channels including radio, print, and on-line advertising. In addition, we distribute promotional certificates to consumers using e-mail and direct mailings. In the U.S., using a toll-free number, consumers can call our Call Center and speak to a trained advisor who can make an appointment at a Center for a whitening procedure.

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

Virtually all professional whitening systems use some form of peroxide (usually a hydrogen peroxide) for in-office procedures, or, in the case of some at-home products, a milder carbamide peroxide. Our LATW system uses a 15% hydrogen peroxide solution, a relatively low percentage for an in-office procedure. As a result, our process has lower sensitivity relative to many competing systems.

In April 2008, we intent to start offering a new, self-administered procedure which will use a 10% hydrogen peroxide solution. This procedure allows the customer to review written materials to determine whether the customer is a good candidate for teeth whitening and then to select a whitening plan. After the customer selects the whitening plan, the customer brushes her teeth and applies a protective lip balm generously to her lips. Thereafter, the customer applies the teeth whitening gel to an applicator which the customer places over the central tooth surfaces before activating the LATW device for a 7 to 12 minute cycle. The customer repeats the procedure a number of times depending on the whitening plan selected by the customer.

Sources of Supply

Historically, we have subcontracted the manufacturing of LATW devices with a single manufacturer, Peak Industries in Longmont, Colorado. We have recently contracted for the purchase of LATW devices from Docland, Inc. of California. We believe we have and will continue to have access to sufficient quantities of goods and materials at competitive prices to enable us to operate effectively.

Fulfillment Services Agreement with Oraceutical

In 2004, we entered into an agreement with Oraceutical, LLC (“Oraceutical”) to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Robert Eric Montgomery (“Montgomery”), the Chairman & CEO of Oraceutical, LLC, was a member of our Board of Directors until September 2005 and a member of BriteSmile Development Inc.’s Board of Directors until December 2005. BriteSmile Development Inc. is an affiliate of the Company.

In March 2008, we gave Oraceutical notice that of termination of the fulfillment services agreement. Pursuant to the notice, the fulfillment services agreement will terminate in June 2008.

Contractual Relationship with Centers

Prior to April 2008, a licensed dentist and a dental hygienist or licensed dental assistant administered the Company’s LATW process at BriteSmile Centers. Typically, the dentists created a professional corporation (the “PC”), which entered into various agreements with the Company. Pursuant to such agreements, the licensed dentist had exclusive authority regarding dental matters, including administration of the LATW procedure. Pursuant to a Management Agreement between us and the PC, we managed the business and marketing aspects of the Center including provision and maintenance of furnishings and equipment, advertising and office space.

In April 2008, the Company adopted a new teeth whitening protocol which allows the customer to self-administer the teeth whitening gel and activate the LATW device in a single 20-minute procedure. The procedure protocol eliminates the need for a licensed dentist and a dental hygienist or licensed dental assistant to administer LATW procedures. Accordingly, the Company intends to terminate its Management Agreements with the PCs and the licensed dentists and a dental hygienists or licensed dental assistants which they employ.

In connection with the Company’s offering of cosmetic dental procedures, the Company will contract with licensed dentists to perform those services in the dentist’s own office or will enter into new agreements with PCs owned or organized by licensed dentists to perform cosmetic dental procedures at the Company’s Centers.

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

Governmental Regulations

Our business operations are subject to certain federal, state and local statutes, regulations and ordinances (collectively, “government regulations”), including those governing health and safety. The LATW system is categorized as a Class 1 Medical Device as defined by the United States Food and Drug Administration (“FDA”). In most states, our historic teeth whitening procedure is deemed to be a part of the practice of dentistry. Generally, states impose licensing and other requirements on the practice of dentistry. In addition, some states prohibit general business corporations (such as the Company) from engaging in the practice of dentistry.

To our knowledge, our new, self-administered teeth whitening procedure is not presently subject to government regulation.

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

Employees

As of March 28, 2008, we had 54 full-time employees and part-time employees, including professional and administrative personnel in the Centers. None of our employees are represented by a union, and we are not aware of any efforts to unionize any employees. We believe our labor relations are satisfactory.

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

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the Securities and Exchange Commission, (the “SEC”), are part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report, and the Company expressly disclaims any intention or obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

There is a limited public market for our common stock, which may adversely affect the price and trading volume of our common stock.

We received notice on April 12, 2007 that we did not meet the requirements of the Nasdaq stock market and were subsequently delisted by that market. Trading in our stock is presently conducted on the Over The Counter Bulletin Board (OTCBB). The Company has no plans to re-list its stock on the Nasdaq stock market in the near future.

The Company’s certifying officers are not able to represent that the Company’s internal controls over financial reporting are functioning adequately to prevent material misrepresentation of the Company’s results of operations.

Extensive effort has been made to insure that the Company’s results of operations and financial position are fairly presented in accordance with accounting principles generally accepted in the United States of America. However, the relocation of the corporate office from California to Florida resulted in a change in accounting department personnel at or subsequent to the end of the fiscal year. Also, the Company’s Chief Executive Officer and Chief Financial Officer were appointed at or subsequent to the fiscal year end, and have relatively short tenure in their respective positions and therefore have only limited experience with the Company’s internal controls over financial reporting. Further, we remain heavily dependent on legacy information technology systems that lack adequate documentation and require substantial manual supplementary efforts in support of some of our revenue recognition processes. These factors, singly and in combination, result in risk that the Company’s financial results could be materially incorrect.

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

For 2007, we had a net loss of $5.2 million, including $0.8 million in income from discontinued operations. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations In 2005, we operating had net losses of $17.8 million, respectively. As of December 29, 2007, our accumulated deficit was $176.6 million, and we had a capital deficiency of $1.0 million. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

We may not be able to renew the leases on our various Centers on terms that are favorable or agreeable to the Company, which could have an adverse impact on our business.

All of our Centers operate their facilities under operating leases that expire at various dates through July 2015. As these leases expire, we may not be able to renew them at acceptable rates or at all. In addition, we may consider closing some of our non performing Centers. Our ability to vacate these premises including related lease obligations without ongoing costs is uncertain. We are currently operating one Center on a month-to-month rental basis because that Center’s lease has expired. Higher lease rates will negatively affect our results of operations. If, in any case, we are required to relocate to a different facility, we will be subject to additional costs for new leasehold improvements and we may incur higher lease costs and /or loss of business, negatively impacting our results of operations.

Our business is subject to risks from economic conditions including inflation.

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

Additionally, demand for consumer spending which, in turn, drives our services and products is affected by general economic conditions. We have observed some variability in demand as a result of changing economic conditions, which we believe may relate to fluctuations in the level of consumer discretionary spending. We believe that our performance will continue to be affected by such economic parameters.

Our business tends to follow seasonal trends, and our performance may suffer in off-seasons.

We believe that our business follows seasonal trends due to increased consumer demand during certain seasons and around public and national holidays. As a result, our sales performance could potentially be affected.

Our success will depend on acceptance of our new LATW process and offering of cosmetic dental services.

We derive most of our revenues from our LATW procedures, one of many teeth-whitening solutions offered to consumers. We also market BriteSmile-branded toothpaste, mouthwash, the BriteSmile-to-Go pen, and post-whitening procedure touchups through our Centers, the QVC television network and on our website. We have recently determined to adopt a new protocol for teeth whitening services, which does not require the services of a licensed dentist, dental assistances or dental hygienists. Further, the new protocol employs a new formulation for the whitening gel and a new whitening lamp.

Our success will depend in large part on our ability to successfully encourage consumers to switch from traditional and less expensive bleaching tray whitening methods and our legacy LATW system to a new self-administered protocol, and on our ability to successfully market our line of whitening and post-whitening maintenance products. There can be no assurance that consumers will accept our new procedure or products. Typically, medical and dental insurance policies do not cover teeth whitening procedures, including the Company’s new LATW procedure, or whitening maintenance products, which may have an adverse impact upon the market acceptance of our products and services.

The market for our new whitening procedure is largely unproven and may never develop sufficiently to allow us to effectively compete with other teeth whitening products and services.

The market for teeth whitening products and services is rapidly evolving. Additionally, our self-administered teeth whitening protocol is new and, in many respects, represent a significant departure from procedures and processes which already have found a degree of acceptance in the teeth whitening marketplace. Our financial performance will depend, in part, on our ability to efficiently implement the new self-administered teeth whitening protocol and to effectively market that procedure to consumers. If the potential users of teeth whitening services in general and our self-administered procedure and related products in particular do not perceive appropriate benefits, our business could be harmed or even fail.

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

Our future growth will depend in part on adding new services to our Centers and expanding the outlet of our products to other retail channels.

One of the drivers for future growth will be our ability to increase the amount of sales each Center produces. We have begun the process of offering additional services, including the performance of cosmetic dentistry procedures at our Centers. We cannot give assurance that this will be successful. We also sell our products through other retail channels including QVC. We are investigating the expansion of existing channels as well as other avenues for distributing our products. We cannot give any assurance that we will be successful at expanding our channels of distribution or the products we distribute

We may have problems financing our future growth.

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

We have a substantial net operating loss carryforward that we plan to use to offset future federal tax liability. As of December 30, 2007, we had net operating loss carryforwards of approximately $133 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

We are subject to competition from other companies that offer similar products and services.

The market for teeth whitening products and services is highly competitive. Competition in the market for teeth whitening products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. As a result of our sale to Discuss, BriteSmile products are now offered by independent dental offices. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. Teeth whitening products and services offered by our competitors include traditional and often less expensive bleaching tray methods and other forms of heat or light activated curing methods. We may not be able to compete successfully against these competitors in developing, marketing and distributing our services and products, which could result in the loss of customers and could have a material adverse effect on our business. Competitive pressures may also force prices for teeth whitening services down and such price reductions may adversely affect our potential future revenue and profitability.

We may experience shortages of the supplies we need because we do not have long-term agreements with certain suppliers and rely on sole sources for key equipment.

Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 LATW system was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers, but only one manufacturer of our LATW devices. Effective April 2001, the Company’s LATW devices are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi. We have recently contracted with Docland to provide LATW devices for use in our Centers; however, Docland has not yet delivered LATW devices and we do not know whether the devices, when delivered, will meet our specifications

We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that we have good relationships with our suppliers and our manufacturer, if we are unable to extend or secure manufacturing services or to obtain component parts or finished products from one or more key vendors on a timely basis and on acceptable commercial terms, our results of operations could be seriously harmed.

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

We believe that there are no government regulations which require that a licensed dentist, dental assistant or dental hygienist perform or assist with our new self-administered teeth whitening procedure in any of the states where we operate Centers. However, there can be no assurance that one or more states where we operate Centers will no adopt regulations which materially and adversely affect the manner in which we intend to perform the self-administered teeth whitening procedure which could, in the future, affect our revenue.

Ownership of our common stock is concentrated in a limited number of shareholders.

Current and former directors and executive officers of the Company, or their affiliates, control more than a majority of the outstanding common stock of the Company and, therefore, have ultimate authority to make all major decisions affecting our business, including the identity and make-up of the Company’s board of directors and any other matters requiring approval of the shareholders of the Company.

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

Promotion and enhancement of the Company’s brand will also depend on our success in consistently providing a high-quality customer experience for our teeth whitening services and satisfaction with our products. If customers do not perceive our service and product offerings to be of high quality, or if we introduce new services and products, such as cosmetic dental procedures and our new, self-administered teeth whitening procedure, that are not favorably received, the value of the Company’s brand could be harmed. Any brand impairment or dilution could decrease the attractiveness of the Company, which could harm our reputation, reduce our net revenue and cause us to lose customers.

Failures in our information technology systems or the systems of third parties could adversely affect our business and result in a loss of customers.

Our web site and our Internet-based systems may experience slow response times, decreased capacity to accommodate a large number of customers or a temporary disruption in service for a variety of reasons. Additionally, power outages and delays in such service may interrupt or prevent us from immediately coordinating with the schedules of Centers, and may interrupt or prevent customers from arranging for our services or from ordering our products through our e-Commerce Internet site. Any of these potential problems could have an adverse effect on business.

Computer hardware and software components to our systems are located at a third party co-location. In addition, a back-up file server and tape back-ups of databases reside both at our headquarters and off-site. Delays in scheduling teeth whitening procedures would result if we were required to use our backup computer hardware and software systems. Nevertheless, natural disasters such as hurricanes, floods, fires, power outages, telecommunications failures, physical or electronic break-ins or vandalism, viruses and other similar events could damage our hardware and software systems, lead to a loss of data, cause substantial disruption in our business operations and have a material adverse effect on our business.

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

Effective February 2008, the Company moved its corporate offices to a leased facility in Boca Raton, Florida. This lease is on a month-to-month basis. Prior to this date and for the period presented in this Report on Form 10-K, the Company operated at its 14,162 square foot corporate office facility in Walnut Creek, California, on a month-to-month rental basis. This facility was used for administration and general office purposes.

Fifteen of the Centers are under operating lease agreements expiring from 2008 through July 2015. One Center is operating on a month-to-month rental basis. Each Center lease covers prime street-level retail spaces, with square footage ranging from 1,800 to 5,200 square feet, and feature improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment.

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

From time to time the Company is the subject of legal actions. The Company is subject to legal proceedings and claims in the ordinary course of business. There are no current pending legal actions involving the Company that are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The following claims have been settled or dismissed prior to February 22, 2008:

Claims of Longlife Health Ltd.

Discus Dental Inc. (“Discus”), the purchaser of the Company’s Associated Center business and other assets in March 2006, notified the Company in the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife thereafter alleged that the termination of the distribution agreement was wrongful and, in response, withheld payment of receivables due to Discus. A portion of the receivables in question was a component of the assets sold to Discus. As a result, Discus notified the Company that Longlife’s claims gave rise to a claim that the Company was in breach of certain representations made in the March 2006 Asset Purchase Agreement and exercised its rights to block disbursement to the Company of $3.5 million in funds escrowed at the time of the sale.

In October 2007, the Company reached a settlement with Longlife and Discus regarding these issues. Under the terms of the settlement, $1,005,396 was paid to Discus from the escrowed funds, with Discus remitting $581,588 of these funds to Longlife in settlement of its claim. The Company received $109,443 from the escrowed funds. The balance of the escrowed funds (plus interest) was released in the settlement of the litigation with Oraceutical LLC, as discussed below.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery:

In April 2007, Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery, a former director of the Company (collectively, “Oraceutical”) filed suit in California state court naming as defendants the Company and its subsidiary, BriteSmile Development, Inc. (“BDI”), the Company’s former Chief Executive Officer Julian C. Feneley (“Feneley”), and the Company’s former Chairman of the Board Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus and its subsidiary BriteSmile Professional, Inc., neither of whom is affiliated with the Company.

Oraceutical’s Amended Complaint sought to recover at least $11.3 million plus punitive and exemplary damages. The Amended Complaint asserted claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, violations of California law and accounting, and asserted a fraud claim against Feneley and Pilaro. The complaint also included a declaratory judgment claim against the Company, BDI and Discus.

Oraceutical’s claims were based on an Asset Purchase Agreement, as subsequently amended (the “APA”), entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United States and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a participation interest, after offsets and deductions, in third-party royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, certain assets of the Company, including the intellectual property acquired from Oraceutical, were sold to Discus in a transaction valued at $35 million, of which $8.7 million was allocated to settlement of patent infringement litigation against Discus. In connection with this transaction, the Company and Discus deposited $3.5 million in escrow (as discussed above with reference to the Longlife claim). In its complaint, Oraceutical claimed that the value of the patent infringement settlement should be substantially more than $8.7 million. Oraceutical also asserted that the Company and Discus placed an artificially low value on the settlement of the patent infringement claims and asserted that if the claims were valued fairly, Oraceutical would have shared in a portion of the recovery under the terms of the APA. The declaratory judgment claims asserted by Oraceutical also sought a declaration that Discus was bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time the Company acquired the intellectual property which, in part, was the subject of the litigation, together with claims for breach of the APA.

Effective January 2, 2008, Oraceutical, the Company, BDI, Feneley, Pilaro, and Discus entered into a global settlement of these claims and counterclaims. As consideration for the settlement, the parties agreed to disburse all remaining funds held in escrow as follows: $1,366,115 was released to Oraceutical, $73,225 was released to Discus, $95,000 was released to Pilaro, as reimbursement of legal fees and the balance of the escrowed funds of $1,137,923 was released to the Company. In addition, the parties gave mutual releases of all claims between them arising before the date of the settlement agreement, Oraceutical and the Company entered into an Amended and Restated Consulting Agreement which amends and restates in its entirety the Consulting Agreement entered into between them on July 1, 2003, and the Company delivered to Oraceutical, with Discus’s consent, an Assignment of Patent License Agreement pertaining to whitening strips. Oraceutical agreed that, other than the rights assigned pursuant to the Patent License Agreement, it has no right, title or interest in the intellectual property that was transferred by the Company to Discus, nor any rights, interests, royalties, recoveries or other proceeds thereof. All of the claims asserted in the litigation were dismissed with prejudice on February 15, 2008.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly-owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. Among other charges, the complaint sought $10 million in damages and alleged that BriteSmile Management breached its 1998 distributor agreement for laser-aided teeth whitening devices with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement. On August 7, 2007, the Company settled this matter through payment to Smile of $1.5 million under the terms of a settlement agreement that provided for the mutual release of all claims asserted in the lawsuit.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). This case was dismissed in March 2006 in connection with the sales transaction with Discus.

BriteSmile Development, Inc. v. Discus Dental, Inc. BSML Development, Inc., a wholly owned subsidiary of BSML, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. This case was dismissed in March 2006 in connection with the dismissal of the Discus Patent Litigation.

BriteSmile Inc. v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. This case was dismissed in March 2006 in connection with the Discus Patent Litigation.

The Procter & Gamble Company v. Oraceutical LLC, IDEX Dental Sciences, Inc., Robert Eric Montgomery, BriteSmile, Inc. and BriteSmile Development, Inc., filed in the United States District Court for the Southern District of Ohio. In June 2003, Procter & Gamble Company (“P&G”) filed a complaint against the defendants listed above alleging that Oraceutical LLC, IDEX Dental Sciences, Inc. and Eric Montgomery (collectively, the “REM Group”) had breached an agreement between the REM Group and P&G (the “Standstill Agreement”) by entering into a binding memorandum of understanding with the Company and BSML Development, Inc. on May 9, 2003.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G paid $4 million of which the Company received approximately $1 million, with the remainder paid to the Company’s legal counsel in the matter and to the REM Group.

Gregg A. Coccari v. BriteSmile, Inc., an arbitration proceeding with the American Arbitration Association filed on August 11, 2005. This matter was settled in February 2007. Under the terms of the settlement, Mr. Coccari, former Chief Executive Officer, received approximately $700,000 in cash payments, of which $200,000 was paid by the Company’s insurance carrier, and 80,000 shares of the Company’s common stock valued at approximately $141,000.

Mayer, Brown, Rowe & Maw LLP v. BSML, Inc. and BSML Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in the Discus Patent Litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. On November 17, 2006, the Company and MBR&M agreed to a settlement under which the Company paid MBR&M a total of $5 million in full settlement of all outstanding claims. All related litigation matters were subsequently dismissed.

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

The common stock of the Company trades on the OTC Bulletin Board under the symbol “BSML” The following table sets forth, for each full quarterly period during 2007 and 2006, high and low closing sales price information as reported by Nasdaq, the OTC Bulletin Board, or other electronic services, as the case may be.

	High	Low
Quarters Ended:
December 29, 2007	$0.60	$0.21
September 30, 2007	$0.65	$0.36
June 30, 2007	$1.49	$0.40
March 31, 2007	$1.91	$1.20

Quarters Ended:
December 30, 2006	$2.50	$1.52
September 30, 2006	$3.30	$2.20
July 1, 2006	$3.23	$0.81
April 1, 2006	$1.99	$1.10

As of December 29, 2007, there were 263 holders of record of the Company’s common stock (counting Cede & Company as one holder of record). This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception and currently has no plan to do so in the future.

Recent Sales of Unregistered Securities

The Company entered into a Support Services Agreement (the “Support Services Agreement”) with Sleek, Inc. (“Sleek”), as of December 6, 2007. Sleek is a Massachusetts corporation which is controlled by the Company’s new CEO and Chairman, Andrew Rudnick . Pursuant to the Support Services Agreement, Sleek agreed to provide marketing, consulting, cash management, personnel management, and other services to the Company. In return for Sleek’s providing the services, the Company agreed to issue to Sleek 1,240,000 shares of the Company’s common stock. Sleek is also eligible to receive up to 1,240,000 shares of the Company’s common stock for each $1,000,000 of annual incremental increase in the Company’s EBITDA from a baseline of $0.00.

The shares discussed above were issued in a privately negotiated transaction, with no public offering, and without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

There were no sales of securities in 2006. The Company registered shares in January 2005 related to the convertible debt financing that occurred in December 2004. The Securities and Exchange Commission declared the registration statement effective in February 2005. See “Convertible Debt” in Note 8 to the financial statements.

There have been no repurchases of equity securities by BSML during the years ended December 29, 2007, or December 30, 2006.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) as well as through separate agreements. For the period ended December 29, 2007, options for 40,000 shares of common stock were granted, none were exercised and 425740 were forfeited. As of December 29, 2007 101,750 options for shares of common stock remain outstanding. The exercise prices of the outstanding options range from $0.58 to $5.42 per share. Most of our options vest and become exercisable in increments over time.

In addition to stock option activities, 574,290 shares of restricted stock were granted to our then Chief Executive Officer in November 2006. Of this amount, 114,858 shares vested immediately and additional amounts of 114,858 shares vest on the next four anniversaries of the date of grant. In connection with this grant, stock compensation expense of approximately $263,000 was recognized in 2006. This individual resigned in December 2007 and he and the Company agreed that all of these shares would vest immediately upon his resignation.

Also, 240,000 shares of restricted stock were granted to our then Chief Executive Officer in January 2005. Some 80,000 of these shares vested immediately. This individual resigned later in 2005, forfeiting the remaining 160,000 shares of the restricted stock grant. Related to settlement of legal action with this individual, an additional 80,000 shares were subsequently awarded to him.

The Company has registered with the SEC, on Form S-8, up to 1,166,668 shares of common stock subject to stock options which have been granted under the Company’s 1997 Plan, and up to 112,500 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. No additional shares were registered on Form S-8 during 2007.

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

	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,512	$4,734	$5,518	$18,880	$5,884
Total assets	$11,408	18,065	27,842	45,075	38,016
Long-term obligations, less current maturities		—	—	15,650	5,294
Shareholders’ equity (deficit)	$(1,132)	2,482	2,451	12,582	12,624

	Fiscal Year Ended
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Total revenues, net	$25,038	$26,214	$21,754	$21,857	$18,744
Operating and occupancy costs	14,097	14,203	13,774	11,335	11,116
Selling, general and administrative expenses	14,775	20,910	21,516	17,280	23,297
Depreciation and amortization	1,427	1,618	1,897	3,362	4,771
Restructuring expense		—	—	142	—
Loss from operations	(5,261)	(10,517)	(15,433)	(10,262)	(20,440)
Amortization of discount on debt		(530)	(2,606)	—	—
Gain on mark-to-market of financial instruments related to convertible debt		—	3,811	1,060	—
Loss on early extinguishment of debt		(5,039)	—	—	—
Gain on settlement of legal claim		1,257	—	—	—
Loss from continuing operations	(4,365)	(14,939)	(15,765)	(10,181)	(18,878)
Income (loss) from discontinued operations (1)	(798)	19,308	(2,007)	2,361	4,296
Net income (loss)	(5,163)	4,369	(17,772)	(7,820)	(14,582)
Net income (loss) attributable to common shareholders	(5,163)	4,369	(17,772)	(7,820)	(14,582)
Net loss per common share from continuing operations, basic and diluted	$(.40)	$(1.42)	$(1.50)	$(0.99)	$(2.79)
Net income (loss) per common share from discontinued operations, basic	$(.07)	$1.83	$(0.19)	$0.23	$0.63
Net income (loss) per common share from discontinued operations, diluted	$(.07)	$1.83	$(0.19)	$0.21	$0.63
Net income (loss) attributable to common shareholders, basic and diluted	$(.47)	$0.41	$(1.69)	$(0.76)	$(2.15)
Weighted average shares outstanding-basic	10,902,223	10,557,239	10,543,553	10,291,714	6,778,111
Weighted average shares outstanding-diluted (2)	10,902,223	10,574,606	10,543,553	11,073,098	6,778,111

(1)	Includes loss on settlement net of tax of $798 in 2007 and gain on sale of assets, net of tax, of $14.9 million and gain on settlement of litigation, net of tax, of $3.3 million and income from discontinued operations of $1.1 million in 2006.
(2)	Shares shown are used in the determination of per share income only if the result is not anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income and sales taxes, warranty obligations, financing operations, leases, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We develop, distribute, market and sell advanced teeth whitening technology, products, systems and services and provide certain cosmetic dental procedures such as veneers and the Invisalign products (a series of clear, removable, plastic aligners that are custom-made for a patient’s teeth). Unless specified to the contrary herein, references to the Company or to BSML refer to us and our subsidiaries on a consolidated basis. Our operations include the development of technologically advanced teeth whitening processes and cosmetic dental procedures that are provided and distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to the sale of the business in March 2006 (as described below), the Company previously also offered its products and systems through existing independent dental offices, known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”).

The Company’s Associated Centers business was sold in March 2006. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), issued by the Financial Accounting Standards Board (“FASB”). Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. There were no assets or liabilities of the Associated Centers business as of December 30, 2006, or December 29, 2007.

Our products and services are ultimately directed to domestic consumers in the marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. Our primary source of revenue is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through our Centers, via the internet and through various shopping programs on QVC. Currently, there are sixteen BriteSmile Centers in eleven metropolitan areas of the United States. We promote demand for our products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

We focus on optimizing the productivity of the existing base of Light Assisted Teeth Whitening (“LATW”) systems in our Centers, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue.

In addition, we seek to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and equipment lease expenses, employee salaries and marketing expenses.

We initially focused on building the footprint of our Center network and building brand awareness. We believe that future growth in revenue and earnings will primarily stem from higher productivity of our Centers, expansion of our Center network into existing or new markets, including additional cosmetic dental services, the introduction of new products and procedures into our Centers, and the expansion of our retail offerings.

From time to time the Company is the subject of legal actions in the ordinary course of business, including claims of alleged personal injury, infringement of trademarks and other intellectual property rights. As of the date of this Report, there were no pending legal actions involving the Company that are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. However, the Company believes any such claims that have been presented to the Company as of the date of this report are without merit and the Company will vigorously defend against any such claims.

Critical Accounting Policies And Estimates

The consolidated financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that the following critical accounting policies require significant management judgments, estimates and assumptions in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of Sales Tax discounts and allowances. Under the SmileForever program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle according to the requirements of EITF 00-21, and any revenue so allocated is then deferred and recognized over the contractual term. At December 29, 2007, and December 30, 2006, the deferred revenue balances associated with the SmileForever program were $3.3 million and $3.9 million, respectively. The Company ceased offering this program at the end of fiscal 2007.

Prior to the sale of the Associated Centers business in March 2006, the Company’s operations in that business involved the shipment of key cards and activation codes to Associated Center, thereby permitting them to perform procedures. As regards domestic Associated Centers, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized the revenue over the estimated performance period. As regards its customers outside of the United States, primarily distributors who sold to dentists, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized related income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales was deferred if any of the components necessary to perform the procedure had not been sent to the dentist or distributor. The Company’s policy was to refuse the return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

All revenues for the Associated Centers business in 2006 and 2005 are considered part of discontinued operations, and thus are not separately presented on the income statement.

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

Property, Equipment and Improvements

The Company evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2007, a loss on disposal of property and equipment was recognized in the approximate amount of $36,000. No impairment of property and equipment was recognized. In 2006, a loss on disposal of property and equipment for $63,000 was recognized.

Valuation of Financial Instruments Related to Convertible Debt

The convertible debt issued by the Company in 2004 was paid in full in the principal amount of $12.0 million, plus accrued interest, in March 2006 from the proceeds of the sale of the Associated Centers business to Discus Dental, Inc. (“Discus”). All remaining unamortized discount as of the payment date was recorded as a $5.0 million loss on early extinguishment of debt. Similarly, all of the financial instruments relating to the Company’s convertible debt were extinguished when the convertible debt was paid in March 2006.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company accounted for the Financial Instruments Related to Convertible Debt – Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Warrants was determined utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. As of February 4, 2005, the Company’s registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instrument Related to Convertible Debt – Warrants as of the date of conversion was $1.2 million.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was recorded as a liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005. The discount on the Convertible Debt was amortized to interest expense over the life of the Convertible Debt using the effective yield method.

Center Closures

The Company has recorded accruals in connection with Center closures. These accruals, which are periodically adjusted, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to closures may differ from these estimates. In total, the Center closure reserve decreased by approximately $97,000 to approximately $331,000 as of December 29, 2007.

Sales Tax Liability

Through the date of this Report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1,223,000 through December 29, 2007, for potential additional sales tax liability related to these assessments and related state sales tax matters. This balance includes an accrual of $450,000 for estimated unpaid sales and use taxes payable to the state of Illinois for the years 2000 through 2006 based upon a notice of proposed liability received in February 2008.

The Company may further increase its accrual in 2008 in response to tax assessments received through the date of this Report. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial grounds for its position. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s consolidated financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense and penalties that may ultimately result from the assessments, and will re-evaluate the adequacy of its accruals as new information or circumstances warrant.

Results of Operations

The following are explanations of significant changes for 2007 compared to 2006:

Revenue decreased from $26.2 million in 2006 to $25.0 million in 2007, predominantly related to the decrease in the sale of teeth whitening at the Center locations

For the year ended December 29, 2007, no one customer accounted for 10% or more of revenue.

Operating and occupancy costs decreased by less than one percent from $14.2 million in 2006 to $14.1 million in 2007.

Selling, general and administrative expenses (other than advertising) decreased by 32%, totaling $10.3 million in 2007 compared to $15.1 million in 2006 due principally to a decrease in professional fees. Advertising expenses were reduced by $1.5 million (26%), from $5.8 million in 2006 to $4.4 million in 2007 due primarily to a reduction in radio advertising .

Depreciation and amortization expense decreased 12% to $1.4 million in 2007 from $1.6 million in 2006 primarily as a result of certain assets reaching the end of their depreciable lives.

Interest expense decreased to $8,000 in 2007 from $1.0 million in 2006 as a result of less debt outstanding, on average, due to our payment of debt instruments following the sale of the Associated Centers business in March 2006.

Interest income decreased to $0.4 million in 2007 from $0.5 in 2006 million as a result of the pay out of previously restricted cash balances following the sale of the Associated Centers business.

Other income (expense) was approximately $0.4 million in the years ended December 29, 2007, and $0.5 million December 30, 2006.

Income tax provision (credit) predominately relates to refunds received from prior income taxes of $178,000 (Federal of $126,000 and state of $52,000).

Discontinued operations for 2007 resulted in a loss of $0.8 million as compared to a gain of $19.3 million in 2006. The 2007 loss is principally the result of the settlement of litigation with Longlife Health Ltd. The 2006 gain is the result of a $14.9 million gain on the sale of the Associated Centers business to Discus and a gain of $3.3 million related to litigation with Discus, and $1.1 million in income incurred in the operation of the Associated Centers during the first quarter of 2006.

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

Discontinued operations for 2006 resulted in a gain of $19.3 million as compared to loss of $2.0 million in 2005. The 2006 gain is the result of a $14.9 million gain on the sale of the Associated Centers business to Discus and a gain of $3.3 million related to litigation with Discus, net of $1.1 million in income incurred in the operation of the Associated Centers during the first quarter of 2006. The 2005 loss is attributable to the operation of the Associated Centers during that period.

Related Party Transactions

For fiscal 2007, the Company paid $1.5 for merchandise and other charges from Oracuetical, LLC (“Oraceutical”), a related party. In addition, the Company paid rental costs of approximately $.5 million to another related party for a sublease in New York City.

For fiscal 2006, the Company paid $2.2 million for merchandise and other charges from Oracuetical; also, the Company paid consulting fees of $.2 million to that company. In addition, as a result of the sale of the Associated Centers in March 2006, the Company paid off various debt balances (principal and interest) and redeemed preferred stock; these amounts aggregated $8.8 million

Liquidity and Capital Resources

General

At December 29, 2007 the Company had $3.5 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities. The financial statements reflect a going concern basis of accounting. While the Company was able to pay its debts as of the date of this Report, and had a plan to generate positive cash flow from its Centers business operations, the Company has yet to achieve profitability from operations and may require additional funds to continue to operate. The Company’s ongoing operations may be negatively impacted if it is unable to either generate internally or obtain such funds through new debt or equity issuance. There can be no assurance that such funds will be available and if so, at an acceptable cost.

The Company had the following contractual obligations as of December 29, 2007:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$7,055	$3,259	$3,339	$457	$0
Consulting and office equipment service contracts	66	33	28	5	0

Total contractual cash obligations	$7,121	$3,292	$3,367	$462	$0

Sources and Uses of Cash

In 2007, the Company used $4.8 million in cash in operating activities. The Company’s net loss for 2007 was $5.1 million, of which $0.8 million, net of tax, was related to the settlement of a claim. The Company had a net loss from continuing operations of $4.4 million. Non-cash charges aggregated $3.0 million, including depreciation of $1.4 million and stock option expense of $1.4 million, and resulted in an increase in the cash flow from operating activities. For fiscal 2007, changes in working capital accounts and in other operating assets and liabilities used $4.8 million in cash. In fiscal 2006 and 2005, the Company used $2.8 million and $7.8, respectively, in cash from operations.

In 2007, the Company’s investing activities were related to the release of previously restricted cash balances of $3.8 million, net of capital expenditures of $0.2 million. In 2006, investing activities were primarily related to the sale of the Associated Centers business that provided cash of $25.8 million after tax. Some of the cash received is reflected in an increase of $4.9 million in cash restricted as to use. Capital spending in 2006 was nominal. In 2005, the Company used $4.5 million in investing activities primarily related to the acquisition of property and equipment.

In fiscal 2007, the Company had no financing activities. In 2006, the financing activities used $19.1 million entirely related to the payment of outstanding debt and lease commitments. In 2005, the Company used $1.1 million in financing activities, consisting of $1.6 million in debt payments offset by $0.5 million received from the exercise of stock warrants and options.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and associated notes are set forth on pages F-1 through F-36.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

As a result of this assessment, the Company’s management has determined that there is one deficiency that constitutes a material weakness in the Company’s internal control over financial reporting for the period. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The one deficiency that the Company’s management has determined constitutes a material weakness is discussed below.

Material Weakness No. 1 Entity Level Controls

During the Company’s assessment of the Entity Level control environment, management noted that design over the entity level controls was not sufficient to prevent a material weakness. The Company identified the following areas that were considered weaknesses at the Entity Level. The deficiencies in the design of the controls result in a reasonable possibility that a material misstatement may not be prevented or detected in the annual or interim financial statements in a timely manner.

•	Audit committee oversight of financial reporting

•	Senior management oversight of financial reporting

•

Inadequate number of technically skilled accounting personnel within the Company’s corporate accounting department with relevant financial reporting expertise to identify technical accounting issues on a timely basis

•	Ineffective process of identifying and assessing risks within the Company

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 29, 2007.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements

Exhibits

3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 9, 2007, and incorporated herein by reference).

10.53	Agreement by and between 18 West 57th Street, LLC, and LCO Properties, Inc., dated as of August 14, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007, and incorporated herein by reference).

10.54	Employment Agreement between the Company and Andrew Rudnick dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

10.55	Support Services Agreement between the Company and Sleek, Inc., dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

23	Consent of Stonefield Josephson Inc. (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

By:	/s/ Andrew Rudnick
Andrew Rudnick
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marc Applebaum
Marc Applebaum
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Rudnick	Chairman of the Board of Directors	April 14, 2008
Andrew Rudnick

/s/ Brent Knudsen	Director	April 14, 2008
Brent Knudsen

/s/ Marc Applebaum	Director	April 14, 2008
Marc Applebaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BSML, Inc.

Boca Raton, FL

We have audited the accompanying consolidated balance sheets of BSML, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 29, 2007, December 30, 2006 and December 31, 2005. We have also audited the schedule listed in item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSML, Inc. as of December 29, 2007, and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, December 30, 2006 and December 31,2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to achieve profitability and had an accumulated deficit of $176,623,000 and a working capital deficiency of $3,957,000 as of December 29,2007 and incurred a net loss from continuing operations and net cash used by operating activities of $4,365,000 and $4,826,000, respectively, for the fiscal year ended December 29,2007. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

Los Angeles, California

April, 14, 2008

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2007	December 30, 2006
ASSETS
Current Assets;
Cash and cash equivalents	$3,512	$4,734
Trade accounts receivable	241	213
Inventories	753	1,273
Investments, restricted as to use	2,288	3,625
Prepaid expenses and other current assets	370	243

Total current assets	7,164	10,088
Property and equipment, net	3,036	4,258
Investments, restricted as to use	290	2,761
Deposits	899	869
Other	19	89

Total assets	$11,408	$18,065

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities;
Accounts payable	$1,555	$1,770
Accrued liabilities	4,970	6,776
Accrual for Center closures	129	170
Prepaid and Gift certificate liability	1,721	1,775
Deferred revenue	2,746	2,590

Total current liabilities	11,121	13,081
Long-term liabilities
Accrual for Center closures	202	258
Deferred revenue	585	1,352
Accrued rental costs	632	892

Total long-term liabilities	1,419	2,502

Total liabilities	12,540	15,583
Commitments and Contingencies
Shareholders’ equity (deficit):
Common stock, $.001 par value, 50 million shares authorized and 12,443,713 and 10,664,281 shares issued and outstanding, respectively	39	39
Preferred stock, 5 million shares authorized, none outstanding at either date
Additional paid-in capital	175,452	173,903
Accumulated deficit	(176,623)	(171,460)

Total Shareholders’ equity (deficit)	(1,132)	2,482

Total liabilities and shareholders’ equity (deficit)	$11,408	$18,065

See accompanying notes to consolidated financial statements

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except data share)

	For fiscal year ended:
	December 29, 2007	December 30, 2006	December 31, 2005
Revenues	$25,038	$26,214	$21,754
Operating costs and expenses
Operating and occupancy costs	14,097	14,203	13,774
Selling, general and administrative expenses	14,775	20,910	21,516
Depreciation and amortization	1,427	1,618	1,897

Total operating costs and expenses	30,299	36,731	37,187

Loss from operations	(5,261)	(10,517)	(15,433)

Amortization of discount on debt	—	(530)	(2,606)
Gain on mark-to-market of financial instruments related to convertible debt	—	—	3,811
Loss on early extinguishment of debt	—	(5,039)	—
Gain on settlement of legal claim	—	1,257	—
Interest income	368	480	265
Interest expense	(8)	(1,044)	(1,307)
Other income (expense)	386	469	(343)

Loss from continuing operations before income tax provision	(4,515)	(14,924)	(15,613)
Income tax provision (credit)	(150)	15	152

Net loss from continuing operations	(4,365)	(14,939)	(15,765)
Discontinued operations:
Income (loss) from discontinued operations, net of tax (fiscal year ended December 29, 2007 includes loss on settlement of claim, net of tax of $798 thousand; fiscal year ended December 30,2006 includes gain from sale of business of $14.9 million, net of tax, gain on settlement of litigation of $3.3 million, net of tax and $1.1 million of income from discontinued operations)	(798)	19,308	(2,007)

Net income (loss) attributable to common shareholders	$(5,163)	$4,369	$(17,772)

Amounts per common share:
Basic and diluted net loss from continuing operations	$(0.40)	$(1.42)	$(1.50)

Basic net income (loss) from discontinued operations	$(0.07)	$1.83	$(0.19)

Diluted net income (loss) from discontinued operations	$(0.07)	$1.83	$(0.19)

Basic net income (loss)	$(0.47)	$0.41	$(1.69)

Diluted net income (loss)	$(0.47)	$0.41	$(1.69)

Shares used in computing above amounts:
Basic and diluted net loss from continuing operations	10,902,223	10,557,239	10,543,553

Basic net income (loss) from discontinued operations	10,902,223	10,557,239	10,543,553

Diluted net income (loss) from discontinued operations	10,902,223	10,574,606	10,543,553

Basic net income (loss)	10,902,223	10,557,239	10,543,553

Diluted net income (loss)	10,902,223	10,574,606	10,543,553

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	The fiscal year ended:
	December 29, 2007	December 30, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,163)	$4,369	$(17,772)
Adjustments to reconcile to net cash (used in) operations:
Depreciation and amortization	1,427	1,618	1,897
Loss on disposal of property and equipment (gain)	1	63	334
Amortization of discount on debt	—	530	2,606
Impairment charges	—	—	298
Gain on mark-to-market of financial instruments related to convertible debt	—	—	(3,811)
Loss (gain) on sale of discontinued operations	—	(19,308)	—
Loss on legal settlements from discontinued operations	798	—	—
Loss on early extinguishment of debt	—	5,039	—
Expenses paid by related party	—	20	278
Stock compensation expense	1,408	544	504
Settlement of litigation (issuance of common stock)	141	—	—
Changes in assets and liabilities:
Trade accounts receivable	(28)	(100)	49
Inventories	520	(497)	772
Prepaid expenses and other current assets	(127)	916	(442)
Other assets	40	(64)	(187)
Accounts payable	(215)	(1,925)	(1,487)
Accrued liabilities	(1,749)	(349)	2,348
Accrual for Center closures	(97)	(217)	(106)
Prepaid and Gift certificate liability	(54)	(540)	—
Deferred revenue	(611)	2,434	1,091
Other long-term liabilities	(260)	(161)	41
Net cash provided by (used by) operating activities-discontinued operations	(857)	4,836	5,785

Net cash (used in) operating activities	(4,826)	(2,792)	(7,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment-continuing operations	(239)	(63)	(3,163)
Purchase of property and equipment-discontinued operations	—	—	(1,194)
Proceeds from assets held for sale continuing operations	35	—	—
Proceeds from assets held for sale-discontinued operations	—	25,831	—
Investments, restricted as to use	3,808	(4,920)	(137)
Proceeds from sale of investment	—	284	—

Net cash provided by (used in) investing activities	3,604	21,132	(4,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligation	—	(73)	(1,586)
Principal payments on long-term debt	—	(19,051)	—
Proceeds from exercise of warrants	—	—	300
Proceeds from exercise of warrants by related party	—	—	148
Proceeds from exercise of stock options	—	—	72
Net cash (used in) financing activities	—	(19,124)	(1,066)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,222)	(784)	(13,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,734	5,518	18,880

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,512	$4,734	$5,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8	$516	$898

Cash( received) paid for income taxes	(158)	$90	$78

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt, including accrued interest to equity	$—	$—	$1,213

Debt forgiveness by related party	$—	$—	$225

Common stock issued for services	$1,408	$—	$—

Common stock issued for settlement of litigation	$141	$—	$—

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Shares	Common Stock at Par	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 25, 2004	10,346	$38	$170,601	$(158,057)	$12,582
Exercise of stock options	17		71		71
Conversion of long-term debt to common stock			1,213		1,213
Exercise of warrants	186		300		300
Exercise of warrants by related party			148		148
Non-cash compensation-stock grant	80		504		504
Expenses paid by related party			278		278
Donated capital by related party	(80)				—
Debt forgiveness by related party	—	—	225	—	225

Net loss and comprehensive loss	—	—	—	(17,772)	(17,772)

Balance at December 25,2005	10,549	38	173,340	(175,829)	(2,451)
Stock option compensation expense			281		281
Expenses paid by related party			20		20
Non-cash compensation-stock grant	115	1	262		263
Net income and comprehensive income				4,369	4,369

Balance at December 30,2006	10,664	39	173,903	(171,460)	2,482
Stock option compensation expense			81		81
Non-cash compensation-stock grant	1,699		1,327		1,327
Settlement of litigation	80		141		141
Net (loss) and comprehensive (loss)	—	—	—	(5,163)	(5,163)

Balance at December 29,2007	12,443	$39	$175,452	$(176,623)	$(1,132)

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

BSML, Inc. is a Utah corporation (“BSML” or the “Company”) formerly known as BriteSmile, Inc. The Company and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services and provide certain cosmetic dental procedures such as veneers and the Invisalign products (a series of clear, removable, plastic aligners that are custom-made for a patient’s teeth) in various locations throughout the United States. The Company’s operations include the development of technologically advanced whitening processes and cosmetic dental procedures that are provided and distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”). Prior to March 2006, the Company also offered its products and technologies through arrangements with existing independent dental offices known as BriteSmile Professional Teeth Whitening Associated Centers (“Associated Centers”). The Company’s Associated Centers business was sold in March 2006; see Note 3. The Company’s business is focused on one industry segment: products and procedures to whiten teeth.

The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), issued by the Financial Accounting Standards Board (“FASB”). Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. There were no assets or liabilities of the Associated Centers business as of December 30, 2006.

Going concern

As of the date of this Report, the Company had yet to achieve profitability. The Company had an accumulated deficit of $176,623,000 and working capital deficiency of $3,957,000 as of December 29,2007, and net loss from continuing operations and net cash used by operating activities of $4,365,000 and $4,826,000, respectively, for the fiscal year ended December 29, 2007. At December 29, 2007, the Company had $3.5 million in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and in the prior fiscal year, from the sale of its Associated Centers business. The Company’s long-term debt was fully paid in March 2006 from the sale proceeds as required by the debt holders. The Company is not certain if its cash will be sufficient to maintain operations of the company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow.

Except for items resulting from discontinues operations which has been accounted for in accordance with SFAS No. 144, the consolidated financial statements otherwise reflect a going concern basis of accounting. The Company cannot currently provide assurance that it can become profitable. If it cannot become profitable and without additional financing, which may be impossible to secure, the Company may not have sufficient liquidity to support its operating requirements through 2008.

Accordingly, BSML management believes that these factors raise substantial doubt as to whether the going concern basis of accounting reflected in these consolidated financial statements continues to be appropriate. The Company’s liquidity position may improve or deteriorate depending on these changing conditions. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The Company’s fiscal 2007 included 52 weeks while its fiscal years 2006 and 2005 included 52 and 53 weeks, respectively.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries, and entities (“Centers”) in which the Company has a controlling interest. The Company consolidates the Centers for financial reporting purposes because the Company has a controlling financial interest in the Centers. The agreements with the Centers are 30 year, non-terminable agreements that provide the Company a financial interest in the Physician Practice Management entities and exclusive authority over all decision-making other than the dispensing of medical services. All inter-company balances and transactions have been eliminated upon consolidation.

Reclassifications

Certain amounts for the prior year have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost which approximates fair value.

Cash and Short-Term Investments, Restricted as to Use

At December 29, 2007, and December 30, 2006, the Company had restricted cash balances of $2,578,000 and $6,386,000, respectively, relating to remaining funds to be received in connection with sale of the Associated Center business in 2006, collateralized letters of credit and merchant banking reserve requirements. As further described in Notes 10 and 13, in February 2008, restricted cash of approximately $1.5 million was released to pay obligations; the balance of approximately $1.1 million that was released to the Company has been reported as unrestricted at December 29, 2007.

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash and cash equivalents.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States of America and the Republic of Ireland. The Company’s policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. The Company does not require collateral on these financial instruments. The Company maintains cash balances that sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) insured level of $100,000 per account; as of December 29, 2007, the Company had bank cash balances of approximately $2.4 million that exceeded the FDIC insured limit per account.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company’s customer base. No one customer accounted for 10% or more of revenue during any of the years covered in this Report.

Supply Risk

The Company believes it has access to sufficient quantities of goods and materials at competitive prices to enable it to operate effectively. However, the Company currently has only one contracted supplier for its whitening gel and BTG products. See Note 11.

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of sales tax, discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers could, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), and the revenue so allocated is then deferred and recognized over the contractual term. At December 29, 2007 and December 30, 2006, the deferred revenue balances associated with this program were approximately $3.3 million and $3.9 million, respectively. The Company ceased offering this program at the end of fiscal 2007.

Prior to the sale of the Associated Centers business, the Company’s operations involved the shipment of key cards and activation codes to Associated Centers, thereby permitting them to perform procedures. For domestic Associated Centers, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized the revenue over the estimated performance period. For its customers outside of the United States, primarily distributors who sold to dentists, the Company deferred the revenue generated on the sale of key cards and activation codes and recognized related income over the estimated sell-through period for the distributor. Additionally, revenue from procedure sales was deferred if any of the components necessary to perform the procedure had not been sent to the dentist or distributor. The Company’s policy was to refuse the return of key cards or access codes during the course of the agreement with an Associated Center or a distributor.

All revenues for the Associated Centers business in 2006 and 2005 are considered part of discontinued operations, and thus are not separately presented on the consolidated statements of operations. See Note 3.

Comprehensive Income

The Company has no comprehensive income other than as presented on its consolidated statements of operations.

Allowance for Doubtful Accounts: Trade

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. As of December 29, 2007 and December 30, 2006, the Company’s trade accounts receivable were essentially all related to one customer that the Company deemed credit worthy; therefore, no allowance for doubtful accounts has been established. If the financial condition of this customer deteriorates, or if the Company establishes trade credit relationships with other customers, allowances may be required.

Activity in the allowance for doubtful trade accounts relating to discontinued operations for the Company’s fiscal year ended December 30, 2006 and for the fiscal year ended December 31, 2005 is as follows (in thousands):

Balance, beginning of period	$269
Additions to allowance, net	(8)
Write-offs, net of recoveries	(114)
Balance included in sale of assets to Discus Dental (see Note 3 )	(147)

Balance, end of period	$0

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

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease (useful life of five to ten years). Property and equipment consists of the following at year end 2007 and 2006 (in thousands):

	2007	2006
Furniture, fixtures and equipment	$6,654	$6,884
Leasehold improvements	11,626	12,110

	18,280	18,994
Less accumulated depreciation and amortization	(15,244)	(14,736)

Net property and equipment	$3,036	$4,258

Advertising

Costs of advertising are expensed as incurred. Advertising costs related to continuing operations were $4.4 million, $5.8 million and $7.0 million for 2007, 2006, and 2005, respectively. Advertising costs related to discontinued operations, included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations, were $0.5 million, $4.4 million for 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), the restatement of SFAS No. 123, “Accounting for Stock-Based Compensation” This standard requires that compensation cost relating to share-based payment transactions with employees be recognized in its financial statements. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ( APB ) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company has adopted SFAS No. 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, or cancelled be recognized in financial statements beginning January 1, 2006. Additionally, SFAS No. 123(R) requires that compensation cost for the portion of awards that were outstanding as of January 1, 2006, and for which the requisite vesting period was not completed as of January 1, 2006, to be recognized as the requisite vesting is rendered on or after January 1, 2006. Such compensation expense is based on the value of the portion of the share-based award that is ultimately expected to vest during the period. SFAS No. 123(R) further requires that the tax benefits resulting from tax deductions in excess of the compensation cost recognized for related options be classified as financing cash flows rather than operating cash flows as required prior to the adoption of SFAS No. 123(R). No options were exercised during fiscal 2007 or 2006, and the Company therefore had no such tax benefits relating to option exercises.

In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. The Company incurred no such development costs in 2007 or 2006. For 2005, these costs are included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are provided on differences between the financial reporting and taxable loss, using the enacted tax rates.

The Company has elected to record interest and penalties recognized in accordance with FIN No. 48 in the consolidated financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principles subject to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections.”

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in establishing its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable, accounts payable, and accrued liabilities: The carrying amount reported in the consolidated balance sheet for accounts receivable, accounts payable, accrued liabilities and other current liabilities approximates its fair value.

Debt: As of December 29, 2007 and December 30, 2006, the Company had no debt.

Financial Instruments Related to Convertible Debt: As of December 29, 2007 and December 30, 2006, the Company had no convertible debt or financial instruments related to convertible debt.

Loss Per Common Share Basic net loss per common share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per common share is calculated as net loss divided by the weighted-average number of common shares including equivalent shares from stock options and warrants, using the treasury stock method, and convertible notes payable (for the year 2005), provided that the result is not anti-dilutive. The following numbers of shares represented by options, warrants (prior to application of the treasury stock method) and convertible debt were excluded from the determination of diluted per share earnings because the result was anti-dilutive: 0.4 million, 0.8 million and 3.4 million in 2007, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51s,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. The Company has evaluated SFAS No. 160 and does not believe its adoption will have a significant impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the

“fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows,or portions of that contract. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS No. 159 as of the beginning of a fiscal year that begins on or before November 15, if the choice to adopt early is made after SFAS No. 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued any financial statements in accordance with GAAP for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within the scope of SFAS No. 159 at the date they initially adopt SFAS No. 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS No. 159 early must also adopt all requirements of SFAS No. 157 at the early adoption date. Management is assessing the impact of adopting SFAS No. 159 and currently does not believe the adoption will have a material impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans,” which requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position as of the statement date and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will become effective for fiscal years ending after December 15, 2008 and will not be applied retroactively. The Company has evaluated SFAS No. 158 and does not believe its adoption will have a significant impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has evaluated SFAS No. 157 and does not believe its adoption will have a significant impact on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes new principles and requirements for business combinations as to how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also addresses other business combination issues: goodwill acquired, gain from a bargain purchase and various disclosure requirements.

From time to time, new accounting pronouncements are issued by the FASB and other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

3. Discontinued Operations

Sale of Business

On March 13, 2006, the Company and its wholly owned subsidiaries, BriteSmile International Limited, an Ireland corporation, and BriteSmile Development, Inc. (“BDI”), a Delaware corporation (collectively, the “Sellers”) completed an asset sale with Discus Dental, Inc., a California corporation (“Discus”), where Discus acquired the assets and the operations of the Associated Centers for approximately $26.8 million plus the assumption of certain operating liabilities. Simultaneously, the parties entered into a global settlement of the litigation proceedings between the parties. Discus and the Company agreed that $8.7 million of the purchase price of $35.5 million, prior to consideration of related deal costs, legal expenses and income taxes, for the Associated Centers business and the Company’s intellectual property should be in settlement of all litigation between the Company and Discus. All litigation between the Company and Discus has now been dismissed; see Note 10.

The assets sold to Discus included certain tangible assets and proprietary rights related to the Associated Centers business, including the BriteSmile name and trademark, and substantially all intellectual property rights. Discus acquired the intellectual property subject to certain existing technology and trademark licenses in favor of Sellers that permit the operation of the Centers business of the Sellers and sales of certain retail products under the BriteSmile trademark. Discus also acquired all rights and claims against third parties relating to the intellectual property, except for the Company’s claims against third parties who may have infringed certain patents in the whitening strips field. The Company retained these claims under a license from Discus.

Based on the purchase prices described above for the sale of the Associated Centers business, the proceeds were greater than the carrying values of the assets and liabilities sold and thus there is no impairment of the related recorded values.

Revenues from discontinued operations for the periods ended December 30, 2006 and December 31, 2005 were at $3.0 Million and $18.2 million, respectively. There was no revenue for the year ended December 29, 2007. Net income (loss) for those periods was ($0.8) million, $19.3 million and ($2.0) million, respectively. The 2007 net loss from discontinued operations resulted from a settlement of claim net of tax. The 2006 net income includes $14.9 million, net of tax, from the sale of assets to Discus, $3.3 million, net of tax, from the settlement of patent litigation with Discus, and $1.1 million in income from the operation of the discontinued Associated Centers business prior to sale.

Settlement of Litigation

As described in more detail in Note 10, the Company had been in litigation with Longlife Health Ltd. (“Longlife”) and Oraceutical LLC (“Oraceutical”) with respect to various issues related to the sale of the Associated Centers operations. In October 2007, the Company reached a settlement re the Longlife litigation. Under the terms of the settlement, $1,005,396 was paid to Discus from the escrowed funds, with Discus remitting $581,588 of these funds to Longlife in settlement of its claim; the Company received $109,443 from the escrowed funds. The Company has recorded this transaction net of tax as a net loss from discontinued operations of $798,000.

As described in more detail in Note 10, with respect to the Oraceutical litigation, all parties to the litigation entered into a global settlement of the claims and counterclaims.

4. Accrual for Store Closures

The following table sets forth the activity related to store closures during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively (in thousands):

	Accrual for Store Closures at Beginning of Year	Restructuring Expense	Cash Paid	Accrual for Store Closures at End of Year
2007 lease liability	$428	$45	$(142)	$331

2006 lease liability	$645	$—	$(217)	$428

2005 lease liability	$751	$—	$(106)	$645

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 29, 2007	December 30, 2006
Salaries and benefits	$321	$610
Professional services/settlement of litigation	2,084	3,032
Property taxes	508	552
Sales taxes	1,223	950
Advertising	293	606
Other accrued expenses	541	1,026

Total	$4,970	$6,776

6. Leases

The Company is party to leases for its Centers throughout the United States. These leases expire at various dates ranging from 2008 through 2015. Certain of the leases also provide for renewal options; there are no purchase options. Future minimum payments under with initial terms of one year or more consisted of the following at December 29, 2007 (in thousands):

2008	$3,259
2009	2,564
2010	654
2011	121
2012	125
Thereafter	332

Total minimum lease payments	$7,055

This table reflects the extinguishment of the liability to pay rent at West 57th Street in New York City, pursuant to the terms of a surrender agreement dated August 14, 2007. Under the terms of the agreement, the Company has agreed to vacate the location no later than August 15, 2008. In return, BSML will receive $500,000 if it vacates by August 15, 2008; if it vacates prior to that date, an additional $1,400 per day will be paid for each day prior to that date.

Rent expense attributable to continuing operations was $4.1 million, $5.5 million, and $5.0 million, for 2007, 2006 and 2005, respectively. The 2006 expense included $0.7 million paid in consideration for canceling the future lease commitments associated with the Company’s corporate office lease.

Rental expense related to variable rent associated with the Associated Centers business was $0, $0 and $1,765,000 fiscal year 2007, 2006 and 2005 respectively.

As of December 30, 2006, the Company is no longer party to capital leases, all such leases being fully paid and or cancelled subsequent to the sale of the Associated Centers business.

7. Income Taxes

Income tax expense consists of (in thousands):

	2007	2006	2005
Current:
Federal (see below)	$(126)	$260	$—
State (see below)	(52)	62	152

Total	$(178)	$322	$152

The 2007 provision includes refunds of the prior year federal and state income taxes. Federal income taxes in 2006 result from application of Alternative Minimum Tax requirements. There is no Federal provision for 2005 because the Company had incurred operating losses.

Of the $178,000 credit for income taxes in fiscal 2007, $28,000 relates to discontinued operations and $150,000 relates to continuing operations. Of the $322,000 provision for income taxes in fiscal 2006, $307,000 relates to discontinued operations and $15,000 relates to continuing operations.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2007	2006
Deferred tax assets:
Current:
Reserves and accruals	$1,407	$892
Other, net	7	19

Current deferred tax asset	1,414	911

Long-term:
Net operating loss carryforwards	51,978	58,822
Depreciation and amortization	3,283	1,477
Stock based compensation	595	274
Other	—	474

Long-term deferred income tax assets	55,856	61,047

Total deferred tax assets	57,270	61,958
Valuation allowance	(57,270)	(61,958)

Net deferred tax assets	$—	$—

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006	2005
Provision at statutory tax rate	(34.0)%	34.0%	(34.0)%
State income tax, net of Federal benefit	.6%	1.3%	0.5%
Permanent difference	(19.3)%	1.0%	3.3%
Valuation allowance	49.2%	(29.1)%	31.0%

Total	(3.5)%	7.2%	0.8%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $4.9 million during 2007 and by $1.5 million during 2006 .

As of December 29, 2007, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $133 million, which expire in the years 2009 through 2027, Federal research and development tax credits of approximately $362,000, which expire in the years 2008 through 2019, and alternative minimum tax credit carryovers of approximately $47,000. As of December 29, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $112 million, which expire in the years 2008 through 2017.

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

The Company files income tax returns in the U.S. federal and in the state of California. Our centers, which operate as professional corporations, also file federal income tax returns and state income tax returns in their respective states. The Company is currently not under any examination by nor has it received notices of examination from tax authorities.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management’s review of its inventory of tax positions indicated that there are two positions that are judged not to meet the standard of “more likely than not” to be upheld upon audit. Specifically, prior to 2006 the Company recorded gift card revenue as earned when utilized as opposed to when the cash was received. In addition the Company recorded revenue from its Smile Forever Program over an estimated two year period as opposed to a one year period of deferral as permitted under the tax code. The Company no longer is offering the Smile Forever program These positions would create a timing differences as to when revenue is recognized on the Company’s financial statements as compared to its tax return. However any tax, if due, would be offset by the substantial net operating loss deductions the company has. Accordingly, in accordance with FIN48 the Company has not recorded a liability for uncertain tax positions nor did we record any unrecognized tax benefits and no adjustments were recorded to the beginning balance of retained earnings on the balance sheet.

8. Financing Arrangements

As of December 30, 2006, the Company had no outstanding long-term debt financing arrangements due to the repayment of debt as a result of the sale of the Associated Centers in March 2006 (see Note 3). The following is a description of the Company’s past debt arrangements:

Preferred Stock – BDI

In August 2003, BDI issued $1.0 million of preferred stock to LCO Investments, Limited, the Company’s principal shareholder. The preferred stock was not convertible and was redeemable in the event of certain circumstances. The preferred stock was redeemed in March 2006 from the proceeds of the sale of the Associated Centers. See Note 11.

Note Payable to LCO

During 2003 the Company borrowed a total of $2 million from LCO. Interest on these loans accrued monthly at a rate of 1-year LIBOR plus 200 basis points. This note was paid in full in March 2006 from the proceeds of the sale of the Associated Centers. See Note 11.

CAP America Trust Center Loan

In May 2003 the Company and CAP America Trust, a related party, entered into a loan agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives. This loan, together with interest at the rate of 6% per annum, was repaid from the proceeds of the sale of the Associated Centers. See Note 11.

Convertible Debt

The convertible debt outstanding at December 31, 2005 was paid in full in March 2006, and all of the financial instruments related to the convertible debt were paid and satisfied in March 2006 from the proceeds of the sale of the Associated Centers.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company accounted for the Financial Instruments Related to Convertible Debt – Warrants separately as freestanding instruments. The value of the Financial Instruments Related to Convertible Debt – Warrants was determined utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. As of February 4, 2005, the Company’s registration statement relating to the warrants was declared effective which triggered the financial instrument to convert to equity. The value of the Financial Instrument Related to Convertible Debt – Warrants as of the date of conversion was $1.2 million.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has accounted for the Financial Instruments Related to Convertible Debt – Conversion Option as a freestanding instrument. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was determined utilizing the Black-Scholes option pricing model, which is consistent with the Company’s historical valuation methods. The value of the Financial Instruments Related to Convertible Debt – Conversion Option was recorded as a liability and was marked to market on December 31, 2005. The value of the Financial Instruments Related to Convertible Debt – Conversion Option as of December 31, 2005 was $9,205. The only change to the assumptions and estimates used in the model was a reduction to the average expected life of one year. The total mark to market adjustments resulted in a gain of $3.8 million for the re-measurement period ended December 31, 2005. The discount on the Convertible Debt was amortized to interest expense over the life of the Convertible Debt using the effective yield method.

9. Shareholders’ Equity

The Company’s shareholders authorized the creation of 5,000,000 shares of “blank check” preferred stock at the shareholders’ meeting held on September 30, 2005. No shares had been issued as of December 29, 2007.

Valuation and Expense Information under SFAS No. 123(R)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires assumptions regarding future price volatility, expected life prior to exercise and expected future dividends. The Black-Scholes model also requires input of the risk-free Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. In the fiscal 2007 and 2006 calculation, the Company assumed the following regarding stock-based awards:

	Year Ended December 29, 2007	26 Weeks Ended July 1, 2006	26 Weeks Ended December 30, 2006
Risk-free interest rate	4.61%	4.37%	4.37%
Expected life of options (years)	2.66	2.66	2.66
Expected volatility	121%	121%	121%
Expected dividends	None	None	None
Forfeiture rate	10%	27%	10%

The assumptions above are based on multiple factors, including historical exercise patterns of employees. The Company uses historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical run-rate. Because, BSML has never paid and does not expect to pay dividends, it uses an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve. The Company revised its expected forfeiture rate to 10%, effective July 2, 2006, to reflect the completion of restructuring efforts associated with the sale of the Associated Centers business in March 2006 (see Note 3). The Company generally uses this forfeiture rate except in specific cases where termination is known or likely, in which case the forfeiture rate to be applied is adjusted accordingly.

For the fiscal years 2007 and 2006, the Company recognized stock compensation expense related to stock options of approximately $81,000 and $281,000, respectively, as a result of the adoption of SFAS No. 123R.

Additionally, in accordance with an employment agreement with its former Chief Executive Officer (CEO”), the Company recognized stock compensation expense of approximately $263,000 related to a grant of 574,290 shares of restricted common stock during the fiscal year ended December 30, 2006. The per share fair value on the date of the grant was $2.08. As of December 30, 2006, 114,858 shares of common stock related to this grant were vested. In late 2007, the former CEO resigned; as part of the settlement agreement, all common stock vested immediately. Accordingly, the Company recognized stock compensation of $955,618 for the year, including $858,000 in the fourth quarter.

During the fiscal year ended December 31, 2005, the Company recognized stock compensation expense of approximately $504,000 related to grants of restricted stock to employees.

All of the Company’s stock compensation expense has been included as a component of selling, general and administrative expense.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with APB No. 25. Compensation expense was based on the difference, if any, on the date of grant, between the estimated fair value of the Company’s stock and the exercise price of the options to purchase that stock, the difference being amortized over the vesting period of the related option.

The fair values of the Company’s options were estimated at the date of grant using a Black-Scholes option pricing valuation model with the following weighted-average assumptions for 2005: volatility of 1.214; average risk-free interest rate of 4.37%; dividend yield of 0%; and a weighted-average expected life of the option of 2.66 years.

Had compensation cost for the Company’s stock-based compensation plans been determined using fair value at the grant award dates using the Black-Scholes option pricing valuation model, the Company’s reported net loss applicable to common shareholders and basic and diluted net loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

Net loss, as reported	$(17,772)
Add: Stock-based employee compensation expense included in reported net loss	504
Deduct: Total stock-based employee compensation determined under the fair value method	(2,046)

Net loss, pro forma	$(19,314)

Basic and diluted net loss per common share:
As reported	$(1.69)
Pro forma	$(1.83)

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Prior to 2006, options granted were generally scheduled to vest over a two to five-year period. Option grants made in 2006 vested over six months, and were entirely vested at December 30, 2006. The Company’s option grants have a maximum term of ten years. No further options can be issued as the 1997 Plan expired in January 2007.

A summary of the Company’s stock option activity and weighted-average exercise price per share for the periods ended December 29, 2007, December 30, 2006 and December 31, 2005 is as follows:

	Options	Per share
Options outstanding at December 25,2004	1,140,858	$16.05
Granted	997,443	$5.56
Exercised	(16,672)	$4.31
Forfeited or cancelled	(1,082,560)	$8.44

Options outstanding at December 31, 2005	1,039,069	$12.91
Granted	40,000	$1.15
Forfeited or cancelled	(591,579)	$11.32

Options outstanding at December 30, 2006	487,490	$13.88
Granted	40,000	$1.77
Forfeited or cancelled	(425,740)	$15.55

Options outstanding and exercisable at December 29, 2007	101,750	$2.15

With respect to the options outstanding and exercisable at December 29, 2007, the weighted-average remaining contractual term and the aggregate intrinsic value amounts are 8.51 years and $21,070, respectively. The weighted average fair value of options granted during 2007, 2006 and 2005, using the Black-Scholes option pricing valuation model, was $1.48, $0.80 and $5.56, respectively.

A summary of the status of options outstanding and exercisable at December 29, 2007 is as follows:

Outstanding and Exercisable Options
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share
$ 0.58 — $ 1.77	81,000	8.51	$1.45
4.31 — 5.42	20,750	5.30	4.89

	101,750	7.86	2.15

Stock/Options Granted Outside the 1997 Plan

Options for 29,365 shares have been granted to certain vendors, consultants and employees outside the 1997 Plan and remain outstanding and unexercised as of December 29, 2007. The weighted average exercise price of such outstanding options is $29.26 per share.

Warrants

As of December 29, 2007, the Company had 333,333 warrants for common stock outstanding. The exercise price of the warrants is $6.00 per share. The warrants expire April 2008. During 2007, no warrants were exercised and 34,555 warrants were cancelled. As of December 30, 2006, the Company had 367,888 warrants for common stock outstanding with exercise prices ranging from $6 to $30 per share.

Shares Reserved for Future Issuance

In summary, the Company has reserved shares of common stock for future issuance as follows as of December 29, 2007:

Employee stock options outstanding	101,750
Non-employee stock options outstanding	29,365
Warrants outstanding	333,333

Notwithstanding the availability of stock options for grant under the 1997 Plan, the Company’s Board of Directors has determined that no future stock option grants will be made.

10. Litigation

From time to time the Company is the subject of legal actions. There are no current pending legal actions involving the Company that are expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged personal injury, employee disputes, infringement of trademarks and other intellectual property rights. However, the Company believes any such claims that have been presented to the Company as of the date of this report are without merit and the Company will vigorously defend against any such claims.

The following claims have been settled or dismissed:

Claims of Longlife Health Ltd

Discus Dental Inc. (“Discus”), the purchaser of the Company’s Associated Center business and other assets in March 2006 (see Note 3), notified the Company in the first quarter of 2007 of a pending dispute over collection of receivables from Longlife Health Ltd. (“Longlife”), the Company’s former distributor in the United Kingdom. Subsequent to the sale of the Associated Centers business, Discus terminated Longlife’s distribution agreement. Longlife thereafter alleged that the termination of the distribution agreement was wrongful and, in response, withheld payment of the receivables due to Discus. A portion of the receivable in question was a component of the assets sold to Discus. As a result, Discus notified the Company that Longlife’s claims gave rise to a claim that the Company was in breach of certain representations made in the March 2006 Asset Purchase Agreement and exercised its rights to block disbursement to the Company of $3.5 million in funds escrowed at the time of the sale.

In October 2007, the Company reached a settlement with Longlife and Discus regarding these issues. Under the terms of the settlement, $1,005,396 was paid to Discus from the escrowed funds, with Discus remitting $581,588 of these funds to Longlife in settlement of its claim. The Company received $109,443 from the escrowed funds. The balance of the escrowed funds (plus interest) was released in the settlement of the litigation with Oraceutical LLC; see next item.

Claims of Oraceutical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery:

In April 2007, Oracautical LLC, Oraceutical Innovative Properties LLC, and R. Eric Montgomery, a former director of the Company (collectively, “Oraceutical”) filed suit in California state court naming as defendents the Company and its subsidiary, BriteSmile Development, Inc. (“BDI”), the Company’s former Chief Executive Officer Julian C. Feneley (“Feneley”), and the Company’s former Chairman of the Board Anthony M. Pilaro (“Pilaro”). The complaint also names as defendants Discus and its subsidiary BriteSmile Professional, Inc., neither of whom is affiliated with the Company.

Oraceutical’s Amended Complaint sought to recover at least $11.3 million plus punitive and exemplary damages. The Amended Complaint asserted claims against the Company and BDI for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, violations of California law and accounting, and asserted a fraud claim against Feneley and Pilaro. The complaint also included a declaratory judgment claim again the Company, BDI and Discuss.

Oraceutical’s claims were based on an Asset Purchase Agreement, as subsequently amended (the “APA”), and entered into between Oraceutical, the Company and BDI in July 2003. Pursuant to the APA, BDI acquired intellectual property consisting primarily of certain United Stated and foreign patents, patent applications, continuations, continuations-in-part, trade secrets, technologies, know-how, trademarks and trade names relating to human oral care for a purchase price of $6.4 million, plus a participation interest, after offsets and deductions, in third-part royalties and infringement recoveries relating to the intellectual property acquired.

In March 2006, certain assets of the Company, including the intellectual property acquired from Oraceutical, were sold to Discus in a transaction valued at $35 million, of which $8.7 million was allocated to settlement of patent infringement litigation against Discuss. In connection with this transaction, the Company and Discus deposited $3.5 million in escrow (as discussed above with reference to the Lonlife claim). In its complaint, Oraceutical claimed that the value of the patent infringement claims and asserted that if the claims were valued fairly, Oraceutical would have shared in a portion of the recovery under the terms of the APA. Oraceutical also sought a declaration that Discus was bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

In June 2007, the Company filed a counterclaim against Oraceutical alleging fraud and misrepresentation in connection with representations made to the Company at the time of the Company acquired the intellectual property which, in part, was the subject of litigation, together with claims for breach of the APA.

Effective January 2, 2008, Oraceutical, the Company and BDI, Feneley, Pilaro, and Discus entered into a global settlement of these claims and counterclaims. As consideration for the settlement, the parties agreed to disburse all remaining funds held in escrow as follows: $1,366,155 was released to Oraceutical, $73,225 was released to Discus, $95,000 was released to Pilaro, as reimbursement of legal fees and the balance of the escrowed funds of $1,130,923 was released to the Company. In addition, the parties gave mutual releases of all claims between them arising before the date of the settlement agreement, Oraceutical and the Company entered into an Amended and Restated Consulting Agreement which amends and restates in its entirety the Consulting Agreement entered into between them on July 1, 2003, and the Company delivered to Oraceutical, with Discus’s consent, an Assignment of Patent License Agreement pertaining to whitening strips. Oraceutical agreed that, other than the rights assigned pursuant to the Patent License Agreement, it had no right, title or interest in the intellectual property that was transferred by the Company to Discus, nor any rights, interests, royalties, recoveries or other proceeds thereof. All of the claims asserted in the litigation were dismissed with prejudice on February 15, 2008. The Company has accrued this lawsuit settlement in prior year and accordingly no additional accrual is necessary for the fiscal year ended December 29, 2007.

Smile Inc. Asia Pte. Ltd. v. BriteSmile. In April 2002, Smile Inc. Asia Pte. Ltd. (“Smile”) sued the Company and BriteSmile Management, Inc., a wholly-owned subsidiary of the Company (“BriteSmile Management”), in Utah state court. Among other charges, the complaint sought $10 million in damages and alleged that BriteSmile Management breached its 1998 distributor agreement for laser-aided teeth whitening devices with Smile (exclusive as to Singapore and other surrounding countries) by failing to fill orders placed and to perform other obligations under the agreement.

On August 7, 2007, the Company settled this matter through payment to Smile of $1.5 million under the terms of a settlement agreement that provided for the mutual release of all claims asserted in the lawsuit.

BriteSmile, Inc. v. Discus Dental, Inc. and Salim Nathoo, filed in the United States District Court for the Northern District of California (the “Discus Patent Litigation”). As described in more detail in Note 3, this case was dismissed in March 2006 in connection with the sales transaction with Discus.

BriteSmile Development, Inc. v. Discus Dental, Inc. BSML Development, Inc., a wholly owned subsidiary of BSML, Inc. filed on October 28, 2005, a patent infringement suit against Discus in federal court in California. As described in more detail in Note 3, this case was dismissed in March 2006 in connection with the dismissal of the Discus patent litigation.

BriteSmile Inc. v. Discus Dental, Inc., filed in Contra Costa County Superior Court, California. As described in more detail in Note 3, this case was dismissed in March 2006 in connection with the dismissal of the Discus patent litigation.

On February 17, 2006, the parties entered into a global settlement of the litigation proceedings between the parties. As part of the settlement, the Company granted to P&G a nonexclusive license to certain patents relating to teeth whitening strips and P&G paid $4 million of which the Company received approximately $1 million, with the remainder paid to the Company’s legal counsel in the matter and to the REM Group.

Gregg A. Coccari v. BriteSmile, Inc., an arbitration proceeding with the American Arbitration Association filed on August 11, 2005. This matter was settled in February 2007. Under the terms of the settlement, Mr. Coccari, former Chief Executive Officer, received approximately $700,000 in cash payments, of which $200,000 was paid by the Company’s insurance carrier, and 80,000 shares of the Company’s common stock valued at approximately $141,000. As of December 30, 2006, the Company had accrued the full cost of this settlement.

Mayer, Brown, Rowe & Maw LLP v. BSML, Inc. and BSML Development, Inc., filed in the California Superior Court for San Francisco County. Mayer, Brown, Rowe & Maw LLP (“MBR&M”), the Company’s former patent litigation counsel in the Discus patent litigation, filed a complaint alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment arising from the attorney-client relationship between MBR&M and the Company. On November 17, 2006, the Company and MBR&M agreed to a settlement under which the Company paid MBR&M a total of $5 million in full settlement of all outstanding claims. All related litigation matters were subsequently dismissed.

11. Related Party Transactions

Expenses Paid by Related Party

In 2006 and 2005, the Company recorded expenses paid by related parties of $20,000 and $278,000, respectively; these payments were primarily related to housing and legal expenses of an employee paid by related party. No payments were made in 2007. The Company recorded these payments as non-cash expenses (part selling, general and administrative expense) and credits to additional paid-in capital.

LCO Properties Sublease

On December 1, 1999 the Company, as sublessee, entered into an Agreement of Sublease with LCO Properties, Inc., a Delaware corporation, as sublessor. LCO Properties, Inc. is affiliated with the Company’s principal shareholder, LCO Investments, Limited (“LCO”). The sublease covers approximately 4,821 square feet of space located in New York City for a Center. The sublease term is for ten years and called for initial lease payments of $402,000 per year, subject to increase in the event of increases in the rent payable under the primary lease for the property between LCO Properties, Inc., and its lessor. Rent expense for 2007 was approximately $462,000; the lease was terminated during the third quarter of the 2007.

LCO Loan Agreement

In 2003, BDI, a wholly owned subsidiary of the Company, entered into a loan agreement with LCO. At the time, R. Eric Montgomery (“Montgomery”), co-founder and managing director of LCO, was a member of the board of directors of the Company. BDI borrowed $2,000,000 from LCO in May and July 2003 under the terms of a promissory note due on May 9, 2008. In connection with the loans to BDI, LCO received warrants to purchase 333,333 shares of common stock of the Company at a price of $6 per share. The note was repaid in March 2006 from the proceeds of the sale of the Associated Centers. The warrants remain outstanding as of December 29, 2007.

LCO, a wholly owned subsidiary of ERSE Trust, is the Company’s principal shareholder; CAP Advisers is a co-trustee of the ERSE Trust. Mr. Pilaro, the Company’s former chairman, is also Chairman of CAP Advisers.

Consulting Agreement with Oraceutical, LLC (“Oraceutical”)

In November 2000, the Company entered into a Consulting Agreement with Oraceutical. Montgomery, a former director of the Company, is the founding manager and president of Oraceutical. Effective July 2003, the Consulting Agreement was terminated and replaced by a new Consulting Agreement (the “BDI Consulting Agreement”) between BDI and Oraceutical Innovative Properties (“OIP”), an affiliate of Oraceutical.

The BDI Consulting Agreement provided for a five-year term at a rate of $180,000 per year. As part of the settlement of the litigation with Oraceutical and its affiliate (as discussed in more detail in Note 10), this agreement was amended, effective January 2, 2008, to extend the term to December 31, 2012. In addition, the fixed-fee arrangement was eliminated; future compensation will be based upon a per diem rate of $3,200 plus expenses for any requested consulting services.

Fulfillment Services Agreement with Oraceutical

In 2004, BSML entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Montgomery, the Chairman & CEO of Oraceutical, LLC, is a former member of BSML’s Board of Directors. During 2007, 2006 and 2005, $1,516,000, $2,254,000 and $1,588,000, respectively, were paid to Oraceutical under this agreement.

Capital Lease Agreement with Excimer Vision Leasing(“EVL”)

In prior years, the Company had available a lease line of credit of up to $15 million from EVL. Anthony Pilaro, the Company’s former chairman, serves as chairman of EVL. An affiliate of LCO, the Company’s principal shareholder, owns 70% of EVL. This lease terminated as of December 31, 2005; all remaining payments of deferred rent due under the agreement were paid in full in the first quarter of 2006 (total of $2,867,000).

CAP America Trust Center Loan

On May 7, 2003, the Company and CAP America Trust, an affiliate of CAP Advisers, entered into a loan agreement for $2.5 million to be used for capital expenditures and other specific revenue generating initiatives to be agreed and defined by BSML and CAP America Trust. The Company drew down $1.6 million under this loan as of December 31, 2005. The balance of $1,582,000 was paid in full in March 2006 from the proceeds of the sale of the Associated Centers.

Preferred Stock

In August 2003, BDI sold $1.0 million of preferred stock to LCO. The preferred stock was redeemed in March 2006 from the proceeds of the sale of the Associated Centers.

Related Party Payment

The following table summarizes the amounts paid to related parties in 2007, 2006 and 2005 (in thousands):

Related Party	Goods / Services Provided	2007	2006	2005
Oraceutical	Merchandise/pack out charges and order fulfillment services	$1,516	$2,254	$1,588
Oraceutical	Consulting	180	180	195
LCO Properties, Inc.	Monthly rent for New York Center	462	480	538
LCO (and affiliates)	Interest and pay off of debt and pay out for preferred stock	—	4,306	109
CAP America Trust	Interest and pay off of debt	—	1,582	96
EVL	Variable fees, fixed fees and pay off of deferred lease balance	—	2,867	3,480

Total		$2,158	$11,669	$6,006

Nature of relationships in the above table: With respect to Oraceutical, LLC, a former BSML board member is a co-founder and managing director of Oraceutical. With respect to the other entities, they are deemed affiliates to the Company’s former board chairman.

Employment Agreement

Effective December 10, 2007, the Company executed an Employment Agreement with Mr. Andrew Rudnick to serve as its Chief Executive Officer. The three-year agreement provides for annual compensation of $350,000 (“Annual Base Salary”) that is not to be paid until the Company reports, in a quarterly or annual filing with the SEC, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of at least $1 million. As of December 29, 2007, the Company accrued compensation of approximately $20,000. In addition, the agreement provides for an annual performance bonus of $50,000 for each $1 million of EBITDA; no amounts were accrued for the year ended December 29, 2007.

During the term of the agreement and so long as Sleek, Inc. (see next item) is not in default under the Support Services Agreement, Mr. Rudnick shall be entitled to elect a majority of the members of the Board of Directors. It is anticipated that the Board shall not exceed five (5) members, but if the Board is expanded, Mr. Rudnick will in all cases have the ability to name the majority of its members. The Company has completed a review of authoritative accounting and SEC pronouncements to determine if there is a change in control of the company requiring adjustments to the financial statements beyond these disclosures. The Company believes that these disclosures are adequate to meet the reporting requirements of the pronouncements reviewed.

Support Services Agreement

Effective December 10, 2007, the Company executed a Support Services Agreement with Sleek, Inc. (“Sleek”). Sleek is a Massachusetts corporation which is controlled by Mr. Rudnick. Pursuant to the three-year agreement, Sleek has agreed to provide marketing, consulting, cash management, personnel management and other services to BSML. The Company has agreed to pay an administrative fee to Sleek equal to the aggregate of Sleek’s actual costs, fees and expenses incurred in providing the services. As of December 29, 2007, the Company accrued approximately $31,000 for the services provided for the month. As part of the execution of this contract and as an inducement to Sleek to provide these services at cost, the Company issued Sleek 1.24 million shares with a market value of thirty cents per share on date of issuance; as of December 29, 2007, the Company recorded $372,000 of share-based payments as expense with an offsetting entry to additional paid-in capital. In addition, the agreement provides for additional equity compensation of 1.24 million shares for each $1 million of EBITDA (determined on a cumulative, rather than annual, basis); no additional amounts were accrued for the year ended December 29, 2007.

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

13. Subsequent Events

Dispute with Oraceutical:

As described in more detail in Note 10, the Company had been in litigation with Oraceutical and other parties; the claims were settled in 2008. As consideration for the settlement, the parties agreed to disburse all remaining funds held in escrow as follows: $1,366,115 was released to Oraceutical, $73,225 was released to Discus, $95,000 was released to Pilaro, as chairman of the Board for reimbursement of legal expenses and the balance of the escrowed funds of $1,130,923 was released to the Company.

Sales tax (State of Illinois):

In February 2008 the Company received a notice of proposed liability from the State of Illinois for unpaid sales and use taxes for the years 2000 through 2006. As of the date of this Report, the Company and its advisers have had insufficient time to evaluate or quantify the potential liability, if any. The Company intends to vigorously defend this claim. As of December 29, the Company has accrued $450,000, the amount of the assessment, excluding penalties and interest, for this potential liability.

14. Product Line Revenue:

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, are as follows (in thousands):

	2007	2006	2005
Center whitening fees, net	$18,937	$19,125	$17,434
Product and other revenue	6,101	7,089	4,320

Total	$25,038	$26,214	$21,754

15. Unaudited Quarterly Financial Data (in thousands, except per share data):

	Quarter Ended
2007	March 31, 2007	June 30, 2007	September 29, 2007	December 29, 2007
Revenue	$7,161	$6,778	$5,681	$5,418
Total operating costs and expenses	7,672	7,639	6,656	8,332
Loss from operations	(511)	(861)	(975)	(2,914)
Loss from continuing operations	(388)	(704)	(716)	(2,557)
Gain (loss) from discontinued operations (a) (b)	—	—	(857)	59
Net (loss) (c) (d) (e)	(388)	(704)	(1,573)	(2,498)
Net income (loss) per common share, basic and diluted:
from continuing operations	(0.04)	(0.07)	(0.07)	(0.23)
from discontinued operations	—	—	(0.08)	0.01
Net (loss) per common share	(0.04)	(0.07)	(0.15)	(0.23)

	Quarter Ended
2006	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Revenue	$6,035	$7,760	$6,711	$5,708
Total operating costs and expenses	8,781	9,899	10,945	7,106
Loss from operations	(2,746)	(2,139)	(4,234)	(1,398)
Loss from continuing operations	(9,314)	(774)	(3,778)	(1,073)
Gain (loss) from discontinued operations (f)	20,996	—	(1,688)	—
Net income (loss)	11,682	(774)	(5,466)	(1,073)
Net income (loss) per common share, basic and diluted:
from continuing operations	(0.88)	(0.07)	(0.36)	(0.11)
from discontinued operations	1.99	—	(0.16)	—
Net income (loss) per common share	1.11	(0.07)	(0.52)	(0.11)

(a)	The 2007 third quarter includes the effect of the settlement of the litigation with Longlife Health Ltd. (“Longlife”) and Oraceutical LLC (“Oraceutical”) with respect to various issues related to the sale of the Associated Centers operations. In October 2007, the Company reached a settlement re the Longlife litigation. Under the terms of the settlement, $1,005,396 was paid to Discus from the escrowed funds, with Discus remitting $581,588 of these funds to Longlife in settlement of its claim; the Company received $109,443 from the escrowed funds. The Company has recorded this transaction as a net loss from discontinued operations of $798,000, net of tax.
(b)	In late 2007, the Company’s former CEO resigned; as part of the settlement agreement, all common stock vested immediately. Accordingly, the Company recognized stock compensation of approximately $956,000 for the year, including approximately $858,000 in the fourth quarter.
(c)	Effective December 10, 2007, the Company executed a Support Services Agreement with Sleek, Inc. (“Sleek”). As of December 29, 2007, the Company accrued approximately $31,000 for the services provided for the month. As part of the execution of this contract, the Company issued Sleek 1.24 million shares (market value was thirty cents per share on date of issuance); as of December 29, 2007, the Company recorded $372,000 of share-based payments as expense with an offsetting entry to additional paid-in capital.
(d)	In February 2008, the Company received a notice of proposed liability of $761,566 (including penalties and interest) from the State of Illinois for unpaid sales and use taxes for the years 2000 through 2006. As of December 29, 2007, the Company had accrued $450,000 (the amount of the assessment, excluding penalties and interest) for this potential liability.
(e)	The 2006 first quarter includes a gain from discontinued operations, the sale of the Company’s Associated Centers business, of $19.6 million. The $19.6 million consisted of $14.7 million, net of tax, on the sale of Associated Centers assets, a $5.2 million gain, net of tax, on the settlement of litigation with Discus and a $0.3 million loss on operations of the Associated Centers business during the 2006 first quarter. Subsequently, in the 2006 fourth quarter, we settled a fee dispute with counsel that represented us in matters relating to the sale of the Associated Centers business.

This resulted in recognition of additional legal costs reduced the gain on the sale of the Company’s Associated Centers business by $1.7 million, net of tax, to a total of $17.9 million, net of tax.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Allowance for Doubtful Accounts: Trade
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 31, 2005	$448	(38)	(141)	—	$269
Year ended December 30, 2006	$269	(8)	(114)	(147)	$—
Year Ended December 29, 2007	$—			—	—

Allowance for Doubtful Accounts: Non-trade
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 31, 2005	$—	—	—	—	$—
Year ended December 30, 2006	$—	485	(170)	—	$315
Year ended December 29, 2007	$—			—	$—

Valuation allowance for deferred tax assets:
	Balance at Beginning of Period	Additions	Deductions	Balance included in sale of Assets	Balance at end of Period
Year ended December 31, 2005	$57,020	6,397	—	—	$63,417
Year ended December 30, 2006	$63,417	—	(1,459)	—	$61,958
Year ended December 29, 2007	$61,958	—	(4,688)	—	$57,270

Exhibit Index

Exhibit Number	Description

23	Consent of Stonefield Josephson Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.