Form 10-K/A
period 2007-12-29
BSML INC
filed 2008-04-28
CIK 866734

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    Smaller reporting company  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of BSML, Inc., (the “Company” or “BSML”) filed on April 14, 2008, with the Securities and Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 29, 2007, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Finally, this Amendment No. 1 includes a “Recent Developments” section to provide disclosure regarding certain changes in the management of the Company which occurred during the preparation of this Amendment No. 1 but prior to its filing. Except as described above, no other amendments are being made to the Annual Report. Except as described above, this Form 10-K/A does not reflect events occurring after the April 14, 2008, filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Item 10.	Directors and Executive Officers

DIRECTORS

The following table identifies the Directors of the Company as of April 15, 2008:

Name	Age	Title	Director Since
Andrew Rudnick	44	Chairman	December 2007
Brent Knudsen	51	Director	December 2007
Marc Applebaum	52	Director	February 2008

Andrew Rudnick

Mr. Rudnick is the Chairman and CEO of the Sleek Medspa Group, which includes seven med-spa locations in Florida, New York and Massachusetts. Prior to founding Sleek Medspas in 1999, Mr. Rudnick was the founder, CEO, and Chairman of Medical Weight Loss Center Inc., a leading northeast chain of weight loss centers which later evolved into the first Sleek Medspa in Boston, Massachusetts. Mr. Rudnick is also the founder of the Matzo Ball, the largest annual nationwide event for Jewish singles held on December 24 each year. Mr. Rudnick received a B.A. from Boston University.

Brent Knudsen

Mr. Knudsen is the Managing Partner of Partnership Capital Growth Advisors, a leading advisor/investor in the areas of healthy, active and sustainable living, and licensed FINRA/SIPC broker dealer. Prior to founding PCGA, Mr. Knudsen was an original partner at North Castle Partners, the leading private equity firm targeting investments in the area of healthy living and aging, where he led investments in areas including spas, fitness clubs and nutrition. Prior to joining North Castle Partners in 1998, Mr. Knudsen founded, built, operated and advised growth businesses in the area of healthy/active living, including Golf Web, Bell Sports, and the Full Force Division of Specialized Bicycle Components. Earlier, Mr. Knudsen was at Bain & Company, focusing primarily in the area of health care strategy and mergers & acquisitions. Mr. Knudsen received a B.A. from the University of Utah and a J.D. from Georgetown Law School, and was a Visiting Scholar at Harvard Law and Business Schools. He currently serves on various private and public boards, including Planet Organic Health Corporation and is chairman of the Pepperdine University Seaver Board of Visitors.

Marc Applebaum

Prior to his joining the Company, Mr. Applebaum, 52, was Chief Financial Officer of Education Enrichment Resources Inc., a distributor of computer software and supplies to school districts from 2007 to 2008. Prior to that, he served as Chief Financial Officer of InfiLaw Corp., a consortium of law schools from 2006 to 2007. He also served as Senior Vice President and Treasurer of Q.E.P. Co., Inc. (NASD:QEPC), an international manufacturer and distributor of flooring accessory products from 1997 to 2006. He worked as Senior Vice President of Finance and Control Pueblo with Xtra International Inc., a grocery and video chain with locations in Florida, Puerto Rico and the U.S. Virgin Islands from 1993 to 1997. Mr. Applebaum was an Audit Partner with Coopers & Lybrand from 1991 to 1993. He is a graduate of the University of Pennsylvania with a BS in Economics. He is also a Certified Public Accountant licensed in Florida, and a member of the American Institute of Certified Public Accountants.

EXECUTIVE OFFICERS

The following table identifies the executive officers of the Company as of April 15, 2008:

Name	Age	Title	In Current Position Since
Andrew Rudnick (1)	44	Chief Executive Officer	December 2007
Marc Applebaum (2)	52	Chief Financial Officer	February 2008

(1)	For a description of Mr. Rudnick’s business background, see “Board of Directors.”
(2)	For a description of Mr. Applebaum’s business background, see “Board of Directors.”

During 2007, the Company had an Executive Committee, an Audit Committee, a Compensation Committee and a Marketing Committee. However, upon the resignations of a majority of the Company’s directors in December 2007 and February 2008, these Committees were dissolved. Following the resignations of the directors, as described below, and through the date of this Report, the Company did not have any Committees of the Board of Directors.

Subject to certain restrictions, the Executive Committee possessed and exercised the powers of the Board of Directors during the intervals between regular meetings of the Board. The members of the Executive Committee during 2007 were Anthony Pilaro, Bradford Peters, Harry Thompson, Peter Schechter, John Reed and Julian Feneley. On September 8, 2007, Mr. Thompson passed away. On December 6, 2007, Dr. Feneley resigned as a director of the Company. On December 10, 2007, Messrs. Peters, Schechter, and Reed resigned as Directors. On February 5, 2008, Mr. Pilaro resigned as a director of the Company. As of the date of this Report, the Company did not have an Executive Committee.

The Audit Committee was a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. The Audit committee’s objective was to provide assistance to the directors in fulfilling their responsibility to the shareholders and investment community relating to corporate accounting, reporting practices, and the quality and integrity of the financial reports of the Company. Members of the Company’s Audit Committee during 2007 were Harry Thompson, Bradford Peters and Tim Pierce. All members of the Audit Committee were independent directors, as defined in Marketplace Rule 4200(A)(15) of The Nasdaq Stock Market. As noted above, on September 8, 2007, Mr. Thompson passed away. On December 10, 2007, Messrs. Peters and Pierce resigned as Directors. As of the date of this Report, the Company did not have an Audit Committee.

The Compensation Committee reviewed and recommended to the Board of Directors the salaries, bonuses and other forms of compensation and benefit plans for the executive officers of the Company and administers the Company’s 1997 Stock Option and Incentive Plan. Members of the Company’s Compensation Committee during 2007 were Bradford Peters, Peter Schechter and Harry Thompson. All members of the Compensation Committee were independent directors, as defined in Marketplace Rule 4200(A)(15) of The Nasdaq Stock Market. As noted above, on September 8, 2007, Mr. Thompson passed away. On December 10, 2007, Messrs. Peters and Schechter resigned as Directors. As of the date of this Report, the Company did not have a Compensation Committee.

The Board of Directors established a Marketing Committee of the Board in December 2004 to assist the Company’s then new Chief Executive Officer on marketing issues. As established by the Board of Directors, the Marketing Committee consisted of two members of the Board of Directors, Harry Thompson and Peter Schechter, and the Company’s Executive Vice President of Marketing, as an ad hoc member of the Committee. As noted above, Mr. Powell, who had served as the Company’s Executive Vice President of Marketing, resigned in April 2007. Additionally, on September 8, 2007, Mr. Thompson passed away. On December 10, 2007, Mr. Schechter resigned as a Director. As of the date of this Report, the Company did not have a Marketing Committee.

Recent Developments

Following the preparation of this Amendment No. 1 to the Company’s Annual Report, but prior to its filing, the Company received notice that Andrew Rudnick had resigned as the Company’s Chief Executive Officer and Chairman.

The Company appointed Jeff Nourse to serve as the Company’s Chief Executive Officer.

The Company will provide additional information and disclosure relating to Mr. Rudnick’s departure and Mr. Nourse’s appointment, including Mr. Nourse’s employment background, terms of employment, and other required disclosures, once the Company has completed negotiations with Mr. Rudnick and Mr. Nourse.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely upon the Company’s review of the copies of such forms furnished to it during the year ended December 29, 2007, and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, except as follows:

1.	Form 3 report of Andrew Rudnick filed December 17, 2007, to report becoming subject to the reporting requirements on December 6, 2007;

2.	Form 3 report of Brent Knudsen filed January 11, 2008, to report becoming subject to the reporting requirements on December 10, 2007;

3.	Form 3 report of Marc Applebaum filed March 5, 2008, to report becoming subject to the reporting requirements on February 18, 2008;

4.	Form 4 report of Eric Montgomery filed April 19, 2007, to report a transaction dated April 9, 2007;

5.	Form 4 report of Andrew Rudnick filed February 28, 2008, to report a transaction dated February 18, 2008;

6.	Form 4 report of Brent Knudsen filed February 28, 2008, to report a transaction dated February 18, 2008;

7.	Form 5 report of Julian Feneley filed May 15, 2007 to report a transaction dated December 6, 2006.

8.	Form 5 report of Peter Schecter filed May 16, 2007 to report transactions dated December 4, 2006 and December 7, 2006.

Except as disclosed, the Company is not aware of any transactions in its outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 29, 2007, that has not been filed with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a Code of Ethics, a copy of which was filed with our Annual Report for the year ended December 27, 2003, filed with the Commission on March 26, 2004.

Item 11.	Executive Compensation

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

The Compensation Committee of the Board establishes and recommends executive compensation levels to the Board of Directors. The Committee during 2007 consisted of Peter Schechter, Bradford Peters and Harry Thompson. This Compensation Report discusses the Company’s compensation policies and the basis for the compensation paid to its executive officers (including the Named Executive Officers), during the Company’s fiscal year ended December 29, 2007.

Please note: Messrs. Schechter and Peters resigned as directors of the Company effective December 10, 2007, and Mr. Thompson passed away on September 8, 2007. As such, following December 10, 2007, and as of the date of this Report, the Company no longer had a Compensation Committee of the Board of Directors, and the Board of Directors was acting in that role. Nevertheless, the Compensation Committee did act for the majority of 2007, including the review and approval of the compensation of Andrew Rudnick, who was hired as CEO effective December 6, 2007. As such, statements of historical information relating to compensation during 2007 relate to actions by the then-current Compensation Committee, whereas discussions relating to future compensation objectives will relate to the Board of Directors as a whole.

During 2007, the Committee was responsible for setting the Company’s policies regarding compensation and benefits, and administering the Company’s employee stock option and stock purchase plans. In particular, the Committee evaluated the performance of management and determines the compensation and benefits of executive officers.

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

In 2006, the Compensation Committee shifted its compensation focus from equity to cash. Therefore, the Company no longer granted stock options to its officers and employees, although it did make a grant of 574,290 restricted shares in 2006 to Dr. Feneley in conjunction with his employment as our Chief Executive Officer. In place of equity-based compensation, the Committee implemented a cash based incentive program in 2006 based on achievement of positive EBITDA (earnings before interest, tax, depreciation, and amortization) by the Company. The Committee believes cash based incentives tied to the Company’s profit performance more directly align the employee’s motivation and compensation to the Company’s financial performance.

Specific Elements of our Compensation Program

The components of compensation paid to executive officers have traditionally consisted of: (a) base salary, (b) incentive compensation in the form of stock options awarded by the Company under the Company’s Stock Option Plan, and (c) certain other benefits. As noted above, the Company will cease granting stock options to its employees, replacing this form of compensation with a cash based incentive program. The primary components of compensation paid to executive officers and senior management personnel, and the relationship of these components of compensation to the Company’s performance, are discussed below:

•

Salary. The Committee periodically reviews and approves the base salary paid to executive officers and members of the Company’s senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company’s performance (to the extent such performance can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions. In addition, the Committee periodically reviews the base salaries of senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Committee believes that base salaries for the Company’s executive officers have historically been reasonable, when considered together with other elements of compensation (such as stock options and the bonus plans) in relation to the Company’s size and performance and in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry. Dr. Feneley’s annual salary is $350,000. Mr. De Young’s annual salary is $190,000, although given his 2007 start-date, we incurred no 2006 expense in his case. As noted above, Mr. Rudnick was appointed CEO of the Company on December 6, 2007. Mr. Rudnick’s annual base salary is $350,000, although the salary will accrue but not be paid until such time as the Company reports in an annual or quarterly report EBITDA of at least $1,000,000.

•

Incentive Compensation. As discussed above, a substantial portion of our executive officer’s compensation package is in the form of incentive compensation designed to reward the achievement of key operating objectives and long-term increases in shareholder value. In establishing the size of an executive’s opportunity for incentive compensation, the Committee takes into account, in addition to general comparative information, the executive’s level of responsibility and potential to influence or contribute to the Company’s operations and direction. For example, Mr. Rudnick is entitled to receive an annual bonus of up to $1,000,000, to be paid $50,000 for each $1,000,000 of EBITDA for each reporting period.

•

Restricted Stock. Pursuant to his employment agreement, Dr. Feneley was awarded 574,290 shares of the Company’s common stock, of which 20% vested immediately and 20% were to on each of the next four anniversaries of the agreement date. The fair value of the shares at date of grant was approximately $1.1 million. This grant equaled 5% of the then outstanding common shares of the Company, including stock options and warrants, an amount that the Committee and the Board felt commensurate with Dr. Feneley’s role as Chief Executive Officer of the Company. In connection with this grant, stock compensation expense of approximately $263,000 was recognized in 2006. This individual resigned in December 2007, and he and the Company agreed that all of these shares would vest immediately upon his resignation. Accordingly, the Company recorded stock compensation expense in 2007 of $955,618.

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

The Company had two CEOs or individuals performing the duties of a CEO in fiscal 2007. Dr. Julian Feneley acted as our CEO through May 2006 and was reengaged as our CEO in November 2006, serving in that capacity through December 2007. Mr. Feneley received $721,387 in compensation for his performance as CEO in 2006. As noted above, his annual salary for 2007 was $350,000. Andrew Rudnick was appointed CEO in December 2007, and served through the date of this Report. The Company agreed to pay Mr. Rudnick an annual base salary of $350,000, although the salary will accrue but not be paid until such time as the Company reports in an annual or quarterly report EBITDA of at least $1,000,000. Additionally, Mr. Rudnick is entitled to receive an annual bonus of up to $1,000,000, to be paid $50,000 for each $1,000,000 of EBITDA for each reporting period.

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

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We intend to remain compliant with provisional guidance issued by the Internal Revenue Service under Section 409A to the extent that its provisions apply to our present and future compensation agreements.

Summary of Cash and Certain other Compensation

The following table sets forth, for the years ended December 29, 2007, and December 30, 2006, a summary of the compensation earned by our current Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer, and our former Chief Marketing Officer. We refer to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

(In Dollars)

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

Dr. Julian Feneley (1) President and Chief Executive Officer	2007	$360,177	$0	$955,618	$0	$120,445.41	$1,436,240.41
	2006	$183,683	$—	$262,784	$25,349	$249,571	$721,387

Andrew Rudnick (2) Chief Executive Officer and Chairman	2007	$24,931	$0	$0	$0	$0	$24,931

Richard De Young (3) Vice President, Chief Financial Officer, Secretary	2007	$174,610	$0	$0	$0	$0	$174,610
	2006	$—	$—	$—	$—	$—	$—
Marc Applebaum (4) Chief Financial Officer	2007	$—	$—	$—	$—	$—	$—

Phil Powell (5) Former Chief Marketing Officer		$50,570	$0	$0	$0	$0	$50,570
	2006	$134,806	$21,000	$—	$7,174	$—	$162,980

(1)	Dr. Feneley was employed by the Company as its President and CEO through May 2006, when his employment terminated. He was rehired in November 2006 as the Company’s President and Chief Executive Officer and served until December 2007. The value of his 2006 stock award reflects the fair value of the vested portion of the 574,290 shares awarded to him in 2006 of $262,784 and 955,618 for 2006 and 2007, respectively. Dr. Feneley resigned in December 2007, and he and the Company agreed that all of these shares would vest immediately upon his resignation. The earned value of the stock award was determined using the guidance of FASB No. 123(R). His “other compensation” in 2006 consisted of $175,000 in severance pay related to his June 2006 termination, $63,566 in relocation expenses and $11,005 in housing expenses. His “other compensation” in 2007 consisted of $64,800 in housing expenses, $7,576 in automobile-related expenses, 7,480.41 in insurance-related expenses, and $40,589 paid in connection with the termination of Dr. Feneley’s employment in December 2007.
(2)	Mr. Rudnick was hired in December 2007. As noted above, Mr. Rudnick was appointed CEO of the Company on December 6, 2007. Mr. Rudnick’s annual base salary is $350,000, although the salary will accrue but not be paid until such time as the Company reports in an annual or quarterly report EBITDA of at least $1,000,000. This table does not include 1,240,000 shares of the Company’s common stock issued to Sleek, Inc. (“Sleek”), in connection with a Support Services Agreement between the Company and Sleek, an entity controlled by Mr. Rudnick.
(3)	Mr. De Young was hired by the Company in February 2007. Therefore, the Company had no 2006 salary expense in his case. Mr. DeYoung resigned effective December 19, 2007.
(4)	Mr. Applebaum was hired by the Company in February 2008. Therefore, the Company had no 2007 salary expense in his case.
(5)	Mr. Powell served as the Company’s Chief Marketing Officer throughout 2006 and until his resignation from the Company in April 2007.

In calculating the dollar value of “stock awards” and “option awards”, we are referring to the dollar value recognized by us for financial statement purposes in accordance with FAS 123R using the assumptions described in Note 9 of the Notes to our Consolidated Financial Statements for our fiscal year ended December 29, 2007.

Stock Option Plans

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Prior to 2006, options granted were generally scheduled to vest over a two to five-year period. Option grants made in 2006 were only made to directors of the Company. These grants vested over six months, and were entirely vested at December 30, 2006. Option grants made in 2007 included grants made to directors of the Company. The Company’s option grants have a maximum term of ten years. The Company also has approximately 36,000 options outstanding that were issued to non-employees outside of the 1997 Plan.

A summary of the Company’s stock option activity and related information for the periods ended December 29, 2007, December 30, 2006, and December 31, 2005, is described in Note 9 of the Notes to our Consolidated Financial Statements for our fiscal year ended December 29, 2007.

Grants of Plan Based Awards

In January 1997, the Company adopted the 1997 Stock Option and Incentive Plan (“1997 Plan”). Under the terms of the 1997 Plan, as amended to date, and as approved by the Company’s shareholders, 1,900,000 shares are available for issuance. Options may be granted at exercise prices of no less than the fair market value on the date of the grant, as determined by the Board of Directors and quoted market prices. Prior to 2006, options granted were generally scheduled to vest over a two to five-year period. Option grants made in 2006 vested over six months, and were entirely vested at December 30, 2006. Option grants made in 2007 vested over six months, and were entirely vested at December 29, 2007. The Company’s option grants have a maximum term of ten years. No further options can be issued as the 1997 Plan expired in January 2007.

Outstanding equity awards at December 29, 2007

The following table provides information on equity awards outstanding at our fiscal year end of December 29, 2007, for each of our Named Officers:

OUTSTANDING EQUITY AWARDS

As of December 29, 2007

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unvested Shares	Market Value of Unvested Shares
Dr. Julian Feneley (1)	—	—	—	—	—	$—
Richard De Young (2)	—	—	—	—	—	—
John Reed (3)	—	—	—	—	—	—

(1)	As of the date of this report, Dr. Feneley was no longer an employee of the Company, and resigned as a director of the Company in December 2007.
(2)	As of the date of this report, Mr. DeYoung was no longer an employee of the Company, and resigned as the Company’s Chief Financial Officer in December 2007.
(3)	As of the date of this report, Mr. Reed was no longer an employee of the Company, and resigned as a director of the Company in December 2007.

Options Exercised and Stock Awards Vested

The following table sets forth the value of options exercised and stock awards vested for our Named Officers during our fiscal year ended December 29, 2007:

OPTIONS EXERCISED AND STOCK AWARDS VESTED

For the fiscal year ended December 29, 2007

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise (in $)	Number of shares acquired on vesting	Value realized on vesting (in $)
Dr. Julian Feneley (1)	—	—	459,432	$955,618
Richard De Young	—	—	—	—
John Reed	—	—	—	—

(1)	Dr. Feneley resigned in December 2007, at which time all of his unvested shares vested. The value realized on vesting of Dr. Feneley’s stock grant was determined using the per share fair value on the date of the grant of $2.08.

Employment Agreements and Other Arrangements with Executive Officers

Dr. Julian Feneley

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

Effective December 6, 2007, Mr. Feneley resigned as the Chief Executive Officer and a Director of the Company, and he and the Company agreed that all of these shares that were then subject to vesting would vest immediately upon his resignation.

Andrew Rudnick

Effective as of December 6, 2007, the Board of Directors of the Company appointed Andrew Rudnick as the Chief Executive Officer of the Company. In connection with Mr. Rudnick's appointment, the Company and Mr. Rudnick entered into an employment agreement, under which Mr. Rudnick has been hired as the Chief Executive Officer and Chairman of the Board of the Company. The term of the Agreement is for three years from the date of the Agreement. Also, during the term of the Agreement Mr. Rudnick is entitled to elect a majority of the members of the Company's board of directors. Mr. Rudnick is also permitted under the Agreement to serve as a director and Chief Executive Officer of an entity engaged in the medspa business—Sleek, Inc.—which is owned by Mr. Rudnick and his family. The Company agreed to pay Mr. Rudnick an annual base salary of $350,000, although the salary will accrue but not be paid until such time as the Company reports in an annual or quarterly report EBITDA of at least $1,000,000. Additionally, Mr. Rudnick is entitled to receive an annual bonus of up to $1,000,000, to be paid $50,000 for each $1,000,000 of EBITDA for each reporting period. The Agreement sets forth other conditions of employment, as well as circumstances relating to termination of the Agreement.

Pursuant to the Agreement, during the term of the Agreement and for as long as Sleek, Inc., a Massachusetts corporation controlled by Mr. Rudnick, is not in default under the Support Services Agreement (discussed below), Mr. Rudnick is entitled to elect a majority of the members of the Company’s board of directors. Mr. Rudnick is permitted under the Agreement to serve as a director and Chief Executive Officer of Sleek, Inc.

Richard DeYoung

Mr. DeYoung’s offer of employment letter specifies his base annual salary of $190,000 per year and an annual performance bonus of 1% of EBITDA in each fiscal year in which he is employed for the full fiscal year. He is due no severance if terminated with cause. In the event of termination without cause, he will be due 3 months of salary as severance pay if in his first year of employment, 4.5 months of salary if between 1 and 2 years of employment and 6 months of salary if his then employment term is greater than two years. He will receive 6 months of salary as severance in the event of any change of control without regard to employment term.

Effective December 19, 2007, Mr. DeYoung resigned as the Company’s Chief Financial Officer

Marc Applebaum

In connection with his appointment as CFO of the Company, Mr. Applebaum will be paid a base salary of $150,000 per year, which may be increased to $175,000 based on profitability of the Company. Mr. Applebaum will also receive an annual $25,000 bonus for participation on the Company's Board of Directors, and may receive an additional bonus of 20% of his annual salary, determined by achievement of the goals and objectives agreed to by the Company and Mr. Applebaum. The percentage bonus will increase based on a proportionate increase in EBITDA, up to a maximum of 40% of his base salary. He will also receive $5,000 as reimbursement of relocation expenses. Additionally, Mr. Applebaum received options to purchase up to 75,000 shares of the Company's common stock, at an exercise price of $0.40 per share. The options vest over three years of employment with BSML.

If Mr. Applebaum's employment with BSML is terminated for no cause before the first anniversary of his employment with the Company, he will receive severance pay equal to three months base salary, and an additional month's salary will be added for each additional year of service.

Compensation of Directors

The following table sets forth information regarding the compensation we paid our directors, other than Dr. Feneley, during our fiscal year ended December 30, 2006. Mr. Pilaro received no compensation of any kind during the year.

DIRECTOR COMPENSATION

For the fiscal year ended December 29, 2007

	Fees earned or paid in cash	Option awards (in $)	All other compensation (in $)	Total
Anthony M. Pilaro (1)	$—	$—	$—	$—
Bradford Peters (2)	—	22,200	—	22,200
L. Tim Pierce (3)	—	22,200	—	22,200
John Reed (4)	—	—	—	—
Peter Schechter (5)	—	7,400	—	7,400
Harry Thompson (6)	—	7,400	—	7,400
Andrew Rudnick (7)	—	—	—	—
Brent R. Knudsen (8)	—	—	—	—
Marc Applebaum (9)	—	—	—	—

(1)	Effective February 5, 2008, Mr. Pilaro resigned from the Company’s Board of Directors.
(2)	On January 3, 2007, Mr. Peters received a stock option award of 15,000 shares of the Company’s common stock. The award fully vested within 2007. The $22,200 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Effective December 10, 2007, Mr. Peters resigned from the Company’s Board of Directors.
(3)	On January 3, 2007, Mr. Pierce received a stock option award of 15,000 shares of the Company’s common stock. The award fully vested within 2007. The $22,200 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Effective December 10, 2007, Mr. Pierce resigned from the Company’s Board of Directors.
(4)	Effective December 10, 2007, Mr. Reed resigned from the Company’s Board of Directors.
(5)	On January 3, 2007, Mr. Schechter received a stock option award of 5,000 shares of the Company’s common stock. The award fully vested within 2007. The $7,400 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Effective December 10, 2007, Mr. Schechter resigned from the Company’s Board of Directors.
(6)	On January 3, 2007, Mr. Thompson received a stock option award of 5,000 shares of the Company’s common stock. The award fully vested within 2007. The $7,400 fair value of the award was computed using the Black Scholes option model using the assumptions described in Note 9 in the Notes to our Consolidated Financial Statements. Mr. Thompson passed away on September 8, 2007.
(7)	Mr. Rudnick was appointed Chairman of the Board of Directors effective December 10, 2007.
(8)	Mr. Knudsen was appointed a director of the Company effective December 10, 2007.
(9)	Mr. Applebaum was appointed a director of the Company effective February 19, 2008. As such, there was no compensation paid to him during 2007.

All of the stock option expense figures included in our Director’s Compensation refer to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As noted above, the members of the Company’s Compensation Committee during fiscal 2007 through December 10, 2007, were Bradford Peters, Peter Schechter and Harry Thompson. No member of the Company’s Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

As noted above, effective December 10, 2007, Messrs. Peters and Schechter resigned as directors of the Company, and on September 8, 2007, Mr. Thompson passed away. Following the resignations of Messrs. Peters and Schechter, and as of the date of this Report, the Company did not have a Compensation Committee of the Board of Directors, and the Board of Directors was acting in that role.

Compensation Committee Report

As discussed above, upon the death of Mr. Thompson and the resignations of Messrs. Peters and Schechter, the Company’s Compensation Committee was dissolved and was not reformed prior to the preparation of the Company’s Annual Report.

The Board of Directors, acting in the absence of a Compensation Committee, believes that the Company’s compensation policies further the shareholders’ interests because a significant part of executive compensation is based upon the Company achieving its financial and other goals and objectives. At the same time, the Board believes that its policies encourage responsible management of the Company in the short-term. The Board of Directors regularly considers executive compensation issues so that its practices are as effective as possible in furthering shareholder interests.

The Board of Directors, acting in the absence of a Compensation Committee, has reviewed and discussed the information provided under the caption ‘Compensation Discussion and Analysis’ set forth above. Based on that review and those discussions, the Board recommended that the ‘Compensation Discussion and Analysis’ be included in this report.

Andrew Rudnick	Brent R. Knudsen	Marc Applebaum

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2008, regarding beneficial stock ownership of (1) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock (our only class of outstanding stock); (2) each of our directors and our former directors who resigned in December 2007 and February 2008; (3) our Chief Executive Officer, former chief executive officer and our Chief Financial Officer as of February 28, 2008; and (4) all of our current executive officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (12)
Executive Officers and Directors
Anthony M. Pilaro (1)	4,431,779	34.7%
Dr. Julian Feneley (2)	577,875	4.6%
Andrew Rudnick (3)	1,281,333	10.3%
Brent Knudsen (4)	20,667	*
Marc Applebaum (5)	25,000	*
John Reed (6)	297,378	2.8%
Bradford Peters (7)	808,884	7.5%
Peter Schecter (8)	28,505	*
L. Tim Pierce (9)	51,835	*
All Officers and Directors as a Group (3 persons)	1,327,000	10.6%
5% Beneficial Owners
LCO Investment (1)	4,431,779	34.7%
Bradford Peters (including Titab, LLC) (7)	808,884	6.5%
MicroCapital LLC (10)	1,486,335	11.9%
Sleek, Inc. (11)	1,240,000	10.0%

*	Constitutes less than 1%.
(1)	Includes 3,403,484 shares owned of record and beneficially by LCO Investments Limited (“LCO”), 318,170 shares held indirectly through CAP Properties Limited, a subsidiary of LCO and acting general partner of Excimer Vision Leasing LP, 249,818 shares held directly through P de P Tech Limited (“PdeP”), an affiliate of LCO, 4,500 shares held by AMP Trust, of which Mr. Pilaro is a beneficiary, 62,921 shares owned beneficially by CAP Advisers Ltd. (“CAP”), acting as co-trustee of various trusts, 7,500 shares held of record by the CAP Charitable Foundation, 52,053 shares held of record and beneficially by CAP and 333,333 warrants to purchase shares at $6.00 per share held by LCO. LCO is a wholly-owned subsidiary of the ERSE Trust. CAP Advisers Limited is a co-trustee of the ERSE Trust. Mr. Pilaro, a director of the Company, is Chairman of CAP. Mr. Pilaro disclaims beneficial ownership of the shares held by LCO, CAP, PdeP, AMP Trust, LCP II Trust, the CAP Charitable Foundation, CAP Advisers Limited and the trusts indicated above of which CAP is co-trustee. Mr. Pilaro’s address c/o 36 Fitzwilliam Place, Dublin 2, Ireland. LCO’s address is 22 Smith Street, St. Peter Port, Guernsey GYI 2JQ, Channel Islands. Mr. Pilaro resigned as a director on February 5, 2008.

(2)	Includes 577,875 shares owned of record.
(3)	Includes options to purchase 41,333 shares at $0.40 per share. Does not include non-vested options to purchase 82,667 shares. Also includes 1,240,000 shares of the Company’s common stock issued to and held by Sleek, Inc., an entity controlled by Mr. Rudnick.
(4)	Includes options to purchase 20,667 shares at $0.40 per share. Does not include non-vested options to purchase 41,333 shares.
(5)	Includes options to purchase 25,000 shares at $0.40 per share. Does not include non-vested options to purchase 50,000 shares.
(6)	Includes 292,378 shares owned of record and options to purchase 5,000 shares at $0.97 per share. Mr. Reed resigned as a director on December 10, 2007.
(7)	Includes 746,724 shares owned of record and beneficially (of which 184,100 are owned by TITAB, LLC), and options to purchase 3,655 shares at $15.00 per share, options to purchase 3,335 shares at $56.25 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share, options to purchase 15,000 shares at $1.15 per share and options to purchase 15,000 shares at $1.77 per share. Mr. Peters’ and Titab, LLC’s address is 622 Third Avenue, 38th Floor, New York, New York 10017. Mr. Peters resigned as a director on December 10, 2007.
(8)	Includes 5,120 shares owned beneficially in a Revocable Living Trust, options to purchase 3,335 shares at $67.50 per share, options to purchase 3,335 shares at $30.00 per share, options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 5,000 shares at $5.41 per share, options to purchase 5,000 shares at $1.15 per share and options to purchase 5,000 shares at $1.77 per share. Mr. Schechter’s address is c/o Chlopak, Leonard, Schechter and Associates, 1850 M Street, N.W., Suite 550, Washington, D.C. 20036. Mr. Schechter resigned as a director on December 10, 2007.
(9)	Includes options to purchase 3,335 shares at $1.98 per share, options to purchase 3,500 shares at $10.86 per share, options to purchase 15,000 shares at $5.41 per share, options to purchase 15,000 shares at $1.15 per share and options to purchase 15,000 shares at $1.77 per share. Mr. Pierce’s address is c/o SBI Services, Inc., 2625 E. Cottonwood Pkwy, Ste. 480, Salt Lake City, UT 84042. Mr. Pierce resigned as a director on December 10, 2007.
(10)	Based on Schedule 13G filings with the SEC. Ian Ellis’ address is c/o MicroCapital LLC, 410 Jessie Street, Suite 1002, San Francisco, CA 94103.
(11)	Consisting of shares issued in connection with the Support Services Agreement between Sleek, Inc., and the Company.
(12)	All percentages are calculated based upon 12,443,713 shares of our common stock, being the total number of shares outstanding as of February 28, 2008, plus the number of options or warrants presently exercisable or exercisable within 60 days of February 28, 2008, by the named security holder.

Item 13.	Certain Relationships and Related Transactions

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

EVL Lease Agreement

The Company was party to an equipment lease in the amount of $15 million with Excimer Vision Leasing L.P. (“EVL”), pursuant to which the Company leased 3,000 BS3000 whitening devices. Under the terms of the lease, the Company paid (i) a fixed monthly payment of principal and interest of $75,000 and (ii) variable rent payments equal to $25 per LATW procedure on the leased whitening devices. Rental expense related to variable rent were $1.8 million, $2.22 million, $2.22 million and $2.15 million for 2005, 2004, 2003 and 2002, respectively. In December 2003, the lease agreement was amended to provide that both the fixed and variable rent portion of the monthly payment due beginning November 1, 2003 would be deferred and paid to EVL on February 15, 2005, with interest payable on the deferred amount at a rate equal to LIBOR, plus 250 basis points. In August 2004, the lease agreement was further amended to provide that the total rents deferred under the November 2003 lease amendment would be deferred further and due as follows: $1.0 million on February 15, 2005, $1.0 million on February 15, 2006; and the remaining balance on February 15, 2007. In February 2005, the Company paid EVL $1.0 million of deferred fees per the amended terms of the lease, leaving approximately $1.8 million to be paid by February 2007. On July 12, 2005, the Company and EVL again amended the Company’s capital lease agreement to provide that on December 31, 2005, EVL would sell to the Company each leased device remaining under the lease at a price of $1 per device and the term of the lease would end as of December 31, 2005, with no additional payments due under the lease after that date except for variable and fixed fees unpaid as of the date of the sale and any remaining deferred lease payments owed by the Company pursuant to the August 2004 amendment to the lease. The balance due pursuant to the July 2005 amendment was paid in full in March 2006. All cancelled lease payments as a result of the July 2005 amendment were treated as forgiveness of debt and recorded as a capital contribution in the amount of $225,000 in 2005. Mr. Pilaro, the Company’s former Chairman, serves as Chairman of EVL, and an affiliate of LCO which has an ownership position in EVL.

CAP America Trust Center Loan

In May 2003, the Company borrowed $2.5 million from CAP America Trust, of which $0.8 million was available for working capital expenditures and $1.7 million was available for specific revenue generating initiatives to be agreed and defined by the Company and CAP America Trust. The Company drew down $1.6 million under this loan as of December 25, 2005, and had $900,000 available for working capital needs and revenue generating initiatives. Payments under the loan consist of “fixed payments” of interest, “variable payments” of principal and interest and a “final payment” of principal. CAP Advisers Ltd. (“CAP”) is a co-trustee of CAP America Trust. The balance was paid in full in March 2006.

Sleek Support Services Agreement

The Company entered into a support services agreement (the “Support Services Agreement”) with Sleek, Inc. (“Sleek”), as of December 6, 2007. Sleek is a Massachusetts corporation which is controlled by the Company’s new CEO and Chairman, Andrew Rudnick. Pursuant to the Support Services Agreement, Sleek agreed to provide marketing, consulting, cash management, personnel management, and other services to the Company. In return for Sleek’s providing the services, the Company agreed to issue to Sleek 1,240,000 shares of the Company’s common stock. Sleek is also eligible to receive up to 1,240,000 shares of the Company’s common stock for each $1,000,000 of annual incremental increase in the Company’s EBITDA from a baseline of $0.00. The Company also agreed to pay an administrative fee to Sleek equal to the aggregate of Sleek’s actual costs, fees, and expenses incurred in providing the services.

The term of the Support Services Agreement is for an initial three-year period from the date of the agreement. The Support Services Agreement shall automatically renew for additional consecutive one-year periods unless terminated by either party upon at least 90 days’ written notes to the other party.

REPORT OF AUDIT COMMITTEE

As noted above, during 2007, the Company had an Audit Committee of the Board of Directors. The Audit Committee was a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that acts pursuant to a written charter adopted by the Board of Directors. The Audit committee’s objective was to provide assistance to the directors in fulfilling their responsibility to the shareholders and investment community relating to corporate accounting, reporting practices, and the quality and integrity of the financial reports of the Company. Members of the Company’s Audit Committee during 2007 were Harry Thompson, Bradford Peters and Tim Pierce. All members of the Audit Committee were independent directors, as defined in Marketplace Rule 4200(A)(15) of The Nasdaq Stock Market. As noted above, on September 8, 2007, Mr. Thompson passed away. On December 10, 2007, Messrs. Peters and Pierce resigned as Directors. As of the date of the preparation of this Report, the Company did not have an Audit Committee. As such, the Company’s Board of Directors is submitting this report.

The following report of the Board of Directors, acting in the absence of an Audit Committee, shall not be deemed incorporated by reference by any general statement incorporating this Proxy Statement into any other filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Audit Committee met with management periodically during 2007 to consider the adequacy of the Company’s internal controls and the objectivity of its financial reporting. The Audit Committee discussed these matters with the Company’s independent auditors and with appropriate Company financial personnel during 2007.

As needed, the Audit Committee met privately with both the independent auditors and the appropriate Company financial personnel, each of whom had unrestricted access to the members of the Committee. The Audit Committee also recommended to the Board of Directors the appointment of the independent auditors and reviewed periodically their performance and independence from management.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls. The independent auditors audit the annual financial statements prepared by management, express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of the Company in conformity with auditing standards generally accepted in the United States of America, and discuss with the Audit Committee any issues they believe should be raised with the Committee.

This year, the Board of Directors, acting in the absence of an Audit Committee, reviewed the Company’s audited financial statements and met with both management and Stonefield Josephson, Inc., the Company’s Independent Registered Public Accounting Firm for the 52 weeks ended December 29, 2007, to discuss those financial statements. Management has represented to the Board of Directors that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Board of Directors, acting in the absence of an Audit Committee, has received from and discussed with Stonefield Josephson the written disclosure as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm’s independence from the Company. The Board of Directors also discussed with Stonefield Josephson any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Based on these reviews and discussions, the Board of Directors recommended that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2007.

Andrew Rudnick	Brent Knudsen	Marc Applebaum

Item 14.	Principal Accountant Fees and Services

Audit Fees for Fiscal 2007 and 2006

As previously reported, on August 10, 2005, the Company engaged Stonefield Josephson as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2005, and to perform procedures related to the statements included in the Company’s quarterly reports on Form 10-Q, beginning with the quarter ended June 25, 2005. Prior to July 18, 2005, the Company’s independent public accounting firm had been Deloitte & Touche LLP.

Information on Fees Paid to Stonefield Josephson

Aggregate fees billed to the Company and its subsidiaries for 2007 and 2006 by the Stonefield Josephson and Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (for information and comparative purposes), are as follows:

	Aggregate Amount Billed by Stonefield Josephson		Aggregate Amount Billed by Deloitte & Touche LLP
	2007	2006	2007	2006
Audit fees	$318,040	$304,576	$—	$15,000
Audit-related fees	—		—	—
Tax fees	$25,629	77,536	—	—
All other fees	$12,006	25,928	—	—
TOTALS	$355,675	$408,040	$—	$15,000

The Board of Directors, acting in the absence of an Audit Committee, has considered and determined that the performance of the non-audit services noted in the foregoing table is compatible with maintaining Stonefield Josephson’s independence. Prior to the performance of any services, the Audit Committee (or the Board of Directors in the absence of an Audit Committee) approves all audit and non-audit related services to be provided by the Company’s independent auditor and the fees to be paid therefore. Although the Sarbanes-Oxley Act of 2002 permits the Board of Directors or the Audit Committee to pre-approve some types or categories of services to be provided by the auditors, it is the current practice of the Board of Directors, in the absence of an Audit Committee, to specifically approve all services provided by the auditors in advance, rather than to pre-approve, generally, any type of service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

By:	/s/ Jeff Nourse
Jeff Nourse
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marc Applebaum
Marc Applebaum
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Knudsen	Director	April 28, 2008
Brent Knudsen

/s/ Marc Applebaum	Director	April 28, 2008
Marc Applebaum

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).