Form 10-Q
period 2008-03-29
BSML INC
filed 2008-05-19
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 1-11064

BSML, INC.

(Exact name of registrant as specified in its charter)

UTAH	87-0410364
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

301 Yamato Road Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 988-9046

(Issuer’s telephone number, including area code)

Former name: BriteSmile, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BSML, Inc. had 12,443,713 shares of common stock outstanding at March 31, 2008.

BSML, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 29, 2008	December 29, 2007
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,685	$3,512
Trade accounts receivable	717	241
Inventories	742	753
Investments, restricted as to use	—	2,288
Prepaid expenses and other current assets	498	370

Total current assets	3,642	7,164

Property and equipment, net	2,917	3,036
Investments, restricted as to use	200	290
Deposits	856	899
Other assets	39	19

Total assets	$7,654	$11,408

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,965	$1,555
Accrued liabilities	3,267	4,970
Accrual for Center closures	108	129
Prepaid and gift certificate liability	946	1,721
Deferred revenue	2,324	2,746

Total current liabilities	8,610	11,121

Long term liabilities:
Accrual for Center closures	202	202
Deferred revenue	—	585
Other long term liabilities	550	632

Total long term liabilities	752	1,419

Total liabilities	9,362	12,540

Shareholders’ (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized and 12,443,713 shares issued and outstanding at March 29, 2008 and December 29, 2007	39	39

Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at March 29, 2008 and December 29, 2007
Additional paid-in capital	175,452	175,452
Accumulated deficit	(177,199)	(176,623)

Total shareholders’ (deficit)	(1,708)	(1,132)

Total liabilities and shareholders’ equity (deficit)	$7654	$11,408

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share data)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
Revenues	$5,409	$7,161
Operating costs and expenses:
Operating and occupancy costs	4,001	3,644
Selling, general and administrative expenses	1,766	3,666
Depreciation and amortization	344	362

Total operating costs and expenses	6,111	7,672

Loss from operations	(702)	(511)

Other income/(expense), net	126	141

Loss from continuing operations before income tax provision	(576)	(370)

Income tax provision	—	18

Net (loss) attributable to common shareholders	(576)	(388)

Basic net (loss) per common share	$(0.05)	$(0.04)
Diluted net (loss) per common share	$(0.05)	$(0.04)
Shares used in computing net (loss) per common share, basic	12,443,713	10,717,614
Shares used in computing net (loss) per common share, diluted	12,443,713	10,717,614

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands, except share data)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(576)	$(388)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	334	362
Stock compensation expense	22	231
Changes in assets and liabilities:
Trade accounts receivable	(476)	(232)
Inventories	11	189
Prepaid expenses and other	(128)	(30)
Other assets and deposits	23	(11)
Accounts payable	410	(483)
Accrued liabilities	(1,725)	(581)
Gift certificate and prepaid appointment deferred revenue	(775)	(319)
Store closure accrual	(21)	(28)
Deferred revenue	(1,007)	36
Other long term liabilities	(82)	51

Net cash provided by (used in) operating activities	(3,990)	(1,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(215)	—
Investments, restricted as to use	2,378	39

Net cash provided by investing activities	2,163	39

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,827)	(1,266)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,512	4,734

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,685	$3,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$308

See notes to condensed consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of BSML and its subsidiaries, which are collectively referred to as “we,” “us,” “our,” “BSML,” or the “Company.” The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (“fiscal 2007”). All significant intercompany transactions have been eliminated. BSML, Inc. is a Utah corporation formerly known as BriteSmile, Inc. The Company and its affiliates develop, distribute, market and sell advanced teeth whitening technology, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”).

Going Concern

To date, the Company has yet to achieve profitability. The Company has an accumulated deficit of $177,199,000 and working capital deficiency of $4,968,000 as of March 29, 2008. The Company’s net loss and net cash used by operating activities were $576,000 and $3,990,000, respectively, for the thirteen weeks ended March 29, 2008. At March 29, 2008, the Company had $1,685,000 in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” “SFAS 141(R)”, a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The effect of SFAS 141(R) on the Company will be dependent upon any business combination activity in the future.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements— an amendment of ARB No. 51” (“SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

For the 13-week period ended March 29, 2008, and March 31, 2007, the Company recognized stock-compensation costs of approximately $21,900 and $231,000, respectively. Of the $231,000 recognized in the 13-week period ended March 31, 2007, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares. The Company recognized no tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

Based on current assumptions, currently outstanding option grants and restricted common shares expected to vest and become unrestricted in the future, the remaining value as stock-compensation cost in the future is approximately $38,000.

The following table represents stock option activity for the 13 week period ended March 29, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinisic Value
				(In thousands)
Options outstanding at December 29, 2007	101,750	$2.15	7.66	—
Granted	261,000	0.40	10	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at March 29, 2008	362,850	0.89	9.3 years	—
Vested or expected to vest at March 29, 2008	188,750	1.34	3.4 years	—
Exercisable at March 29, 2008	188,750	—	3.0 years	—

The Company made stock-based compensation awards to employees and directors in 2008. which accounts for the Company’s stock-based compensation expense for 2008. The Company’s stock-based compensation expense for the thirteen weeks ended March 31, 2007 is entirely due to employee stock and stock-based awards made prior to the beginning our the Company’s fiscal 2007 year, 40,000 options awarded to directors and to an immediately vested stock award made to a non-employee. For options granted in the thirteen-week periods ended March 29, 2008, and March 31, 2007, respectively, the Company used the Black-Scholes option pricing model to estimate the fair value of employee stock-based awards with the following assumptions:

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
Risk-free interest rate	1.65%	4.61%
Expected life of options (yrs)	2.00	2.66
Expected volatility	112.00%	121.00%
Expected dividends	—	—
Forfeiture rate	30.00%	10.00%

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

3. Loss Per Common Share

Basic net loss per share is calculated as net loss divided by the weighted-average number of common shares outstanding. For the 13-week period ended March 29, 2008, there were no stock options included in the calculation of diluted net income per share, as their effect was antidilutive. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

	March 29, 2008	March 31, 2007
Potentially dilutive securities:
Options	188,750	492,113
Warrants	354,551	354,551

Total	543,301	846,664

4. Legal Proceedings

The Company is the subject of certain legal actions. Management believes that as of March 29, 2008 there are no material actions and it has accrued the appropriate amount of liability for actions against the Company. However, the litigation and other claims are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions.

5. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen-week periods ended March 29, 2008, and March 31, 2007, respectively, are as follows (in thousands):

	Thirteen weeks ended
	March 29, 2008	March 31, 2007
Center whitening fees, net	$3,055	$4,651
Product and other revenue	2,354	2,510

Total	$5,409	$7,161

6. Commitments and contingencies

The following table sets forth Company’s future minimum payments due under operating leases, consulting agreements and office equipment service agreements:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining 2008 (Nine Months)	2008-2009	2010-2011	2012 and Thereafter
Operating leases	$6,239	$2,443	$3,218	$246	$332
Consulting and office equipment service contracts	66	33	28	5	—

Total	$6,305	$2,476	$3,246	$251	$332

7. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the company’s revenues for the three months ended March 31, 2007, as follows (in thousands):

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
QVC Network revenue	$1,165	$799
Other revenue	4,244	$6,362

Total Revenue	$5,409	$7,161

Note 8. Subsequent Event

Subsequent to the quarter, the Company’s then Chief Executive Officer resigned as an officer and member of the board of directors. The executive entered into an agreement whereby he would receive his accrued but unpaid compensation and severance over a twelve month period beginning 60 days from the date of his resignation. Accordingly, the Company named a new Chief Executive and Chairman of the Board.

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

The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s 16 Centers in the U.S. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of sales tax, discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At March 29, 2008, and December 29, 2007, the deferred revenue balances associated with the SmileForever program were $2,324,000 and $3,331,000, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1.2 million through March 29, 2008, for potential additional sales tax liability related to these assessments and related state sales tax matters.

The Company may further increase its tax reserve in 2008 in response to tax assessments received to date. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial grounds for its position. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the SEC, is part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report, and the Company disclaims any intention or obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under “Item 1A. Risk Factors.”

Results of Operations

The following are explanations of significant changes for the 13-week period ended March 29, 2008 compared to the 13-week period ended March 31, 2007:

Total Revenues, Net declined 25%, to $5.4 million in our first quarter of 2008 compared to $7.2 million in the first quarter of 2007. Whitening revenues declined to $3.1 million in the first quarter of 2008 compared to $4.7 million in the first quarter of 2007. This decrease reflects difficulties in attempting to change the whitening procedure from one performed by dentists for an hour period to one that is self administered over a shorter period of time. Subsequent to the quarter ended March 29, 2008, the Company returned to its original procedure utilizing dentists. In addition, the price for the shorter procedure was lower than that which was charged for the longer procedure. This was offset by an increase in revenue sold to QVC by $365 thousand and SmileForever revenue remained at approximately $0.8 million

Operating and occupancy costs grew 10%, to $4.0 million in the first quarter of 2008 from $3.6 million in the first quarter of 2007, reflecting additional cost of goods sold relating to our higher retail and QVC network sales, while our spa occupancy costs were nearly identical in the two periods.

Selling, General and Administrative expenses decreased to $1.8 million in the first quarter of 2008 from $3.7 million in the first quarter of 2007. This decrease was primarily due to our continued downsizing activities as well as a decrease in advertising and professional fees.

Depreciation and Amortization expense decreased to $344,000 in the first quarter of 2008 compared to $362,000 in the first quarter of 2007.

Other Income and expense, net. For the thirteen-week period ended March 29, 2008 and March 31, 2007 other income, net of expenses, was $126,000 and $141,000, respectively, and was composed primarily of interest earned.

Liquidity and Capital Resources

General

At March 29, 2008 the Company had $1.7 million in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities. The financial statements reflect a going concern basis of accounting. While the Company was able to pay its debts as of the date of this Report, and had a plan to generate positive cash flow from its Centers business operations, the Company has yet to achieve profitability from operations and may require additional funds to continue to operate. The Company’s ongoing operations may be negatively impacted if it is unable to either generate internally or obtain such funds through new debt or equity issuance. There can be no assurance that such funds will be available and if so, at an acceptable cost.

Sources and Uses of Cash

In 2008, the Company used $4.0 million in cash in operating activities. The Company’s net loss for the first quarter of 2008 was $0.6 million. For the quarter ended March 31, 2007 changes in working capital accounts and other operating assets and liabilities used $1.3 million in cash.

In the quarter ended March 29, 2008, the Company’s investing activities were related to the release of previously restricted cash balances of $2.4 million and capital expenditures of $0.2 million.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We believe there has been no material change in the Company’s exposure to Market Risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures; Internal Control over Financial Reporting

The Company has carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2008, pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weakness in our internal controls over financial reporting described more fully below, the Company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in our periodic filings.

The Company conducted an assessment of internal controls in connection with its audit of its financial statements. As a result of this assessment, the Company’s management has determined that there is one deficiency that constitutes a material weakness in the Company’s internal control over financial reporting for the period. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The one deficiency that the Company’s management has determined constitutes a material weakness is discussed below.

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

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 29, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company intends to hire additional personnel to respond to the financial reporting and control complexities of the Company’s business, add additional accounting department personnel, have more frequent meetings with the audit committee, and identify a process of assessing risks within the Company.

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

A summary of legal matters settled or dismissed prior to March 29, 2008 is provided in the Company’s annual report on Form 10-K for the year ended December 29, 2007

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

We received notice on April 12, 2007, that we did not meet the requirements of the Nasdaq stock market and were subsequently delisted by that market. Trading in our stock is presently conducted on the Over The Counter Bulletin Board (OTCBB). The Company has no plans to re-list its stock on the Nasdaq stock market in the near future.

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

For 2007, we had a net loss of $5.2 million, including $0.8 million in income from discontinued operations. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations. In 2005, we operating had net losses of $17.8 million, respectively. For the quarter ended March 29, 2008, we had a net loss of $0.6 million. As of March 29, 2008, our accumulated deficit was $177.1 million, and we had a capital deficiency of $1.7 million. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

We may not be able to renew the leases on our various Centers on terms that are favorable or agreeable to the Company, which could have an adverse impact on our business.

All of our Centers operate their facilities under operating leases that expire at various dates through July 2015. As these leases expire, we may not be able to renew them at acceptable rates or at all. In addition, we may consider closing some of our non-performing Centers. Our ability to vacate these premises including related lease obligations without ongoing costs is uncertain. We are currently operating one Center on a month-to-month rental basis because that Center’s lease has expired. Higher lease rates will negatively affect our results of operations. If, in any case, we are required to relocate to a different facility, we will be subject to additional costs for new leasehold improvements and we may incur higher lease costs and /or loss of business, negatively impacting our results of operations.

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

One of the drivers for future growth will be our ability to increase the amount of sales each Center produces. We have begun the process of offering additional services, including the performance of cosmetic dentistry procedures at our Centers. We cannot give assurance that this will be successful. We also sell our products through other retail channels including QVC. We are investigating the expansion of existing channels as well as other avenues for distributing our products. We cannot give any assurance that we will be successful at expanding our channels of distribution or the products we distribute.

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

Successful operation of our Centers business depends to a degree on our ability to provide our Centers a sufficient supply of teeth whitening gels and maintenance products. Since our BS2000 LATW system was first used commercially, we have relied upon manufacturing and supply agreements with multiple suppliers, but only one manufacturer of our LATW devices. Effective April 2001, the Company’s LATW devices are manufactured by Delphi Medical Systems Corporation, Longmont, Colorado, pursuant to an agreement between the Company and Delphi. We have recently contracted with Docland to provide LATW devices for use in our Centers; however, Docland has not yet delivered LATW devices and we do not know whether the devices, when delivered, will meet our specifications.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

We did not submit any matters to a vote of our shareholders during the quarter ended March 29, 2008.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits

3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 9, 2007, and incorporated herein by reference).

10.53	Agreement by and between 18 West 57th Street, LLC, and LCO Properties, Inc., dated as of August 14, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007, and incorporated herein by reference).

10.54*	Employment Agreement between the Company and Andrew Rudnick dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

10.55	Support Services Agreement between the Company and Sleek, Inc., dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

By:	/s/ Jeff Nourse
Jeff Nourse
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marc Applebaum
Marc Applebaum
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ A. M. Pilaro A. M. Pilaro	Chairman of the Board of Directors	May 19, 2008

/s/ Brent Knudsen Brent Knudsen	Director	May 19, 2008

/s/ Jeff Nourse Jeff Nourse	Director	May 19, 2008

/s/ Marc Applebaum Marc Applebaum	Director	May 19, 2008