Form 10-Q
period 2008-06-28
BSML INC
filed 2008-08-20
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 28, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

BSML, Inc. had 11,203,713 shares of common stock outstanding at June 28, 2008.

BSML, INC. AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	June 28, 2008	December 29, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$243	$3,512
Trade accounts receivable, net	391	241
Inventories	915	753
Investments, restricted as to use	—	2,288
Prepaid expenses and other current assets	245	370

Total current assets	1,794	7,164

Property and equipment, net	2,526	3,036
Investments, restricted as to use	575	290
Deposits	859	899
Other assets	9	19

Total assets	$5,763	$11,408

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$2,101	$1,555
Accrued liabilities	2,973	4,970
Accrual for Center closures	123	129
Prepaid and gift certificate liability	600	1,721
Deferred revenue	1,715	2,746

Total current liabilities	7,512	11,121

Long term liabilities:
Accrual for Center closures	202	202
Deferred revenue	—	585
Other long term liabilities	453	632

Total long term liabilities	655	1,419

Total liabilities	8,167	12,540

Shareholders’ (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized and 11,203,713 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	39	39

Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at June 28, 2008 and December 29, 2007
Additional paid-in capital	175,452	175,452
Accumulated deficit	(177,895)	(176,623)

Total shareholders’ (deficit)	(2,404)	(1,132)

Total liabilities and shareholders’ (deficit)	$5,763	$11,408

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share data)

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
Revenues	$4,343	$6,778	$9,754	$13,939
Operating costs and expenses:
Operating and occupancy costs	3,179	3,585	7,209	7,229
Selling, general and administrative expenses	1,427	3,693	3,071	7,359
Depreciation and amortization	427	361	771	723

Total operating costs and expenses	5,033	7,639	11,051	15,311

Loss from operations	(690)	(861)	(1,297)	(1,372)
Other income/(expense), net	(5)	176	25	317

(Loss) from continuing operations before income tax provision	(695)	(685)	(1,272)	(1,055)
Income tax provision	—	19	—	37

(Loss) attributable to common shareholders	$(695)	$(704)	$(1,272)	$(1,092)

Basic (loss) per common share	$(.06)	$(.07)	(.11)	(.10)

Diluted (loss) per common share	$(.06)	$(.07)	(.11)	(.10)

Shares used in computing (loss) per common share, basic	11,204	10,744	11,204	10,731

Shares used in computing (loss) per common share, diluted	11,204	10,744	11,204	10,731

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands, except share data)

	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,272)	$(1,092)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	771	723
Stock compensation expense	22	283
Changes in assets and liabililities:
Trade accounts receivable	(150)	(140)
Inventories	(162)	230
Prepaid expenses and other	126	(23)
Other assets and Deposits	50	28
Accounts payable	547	(865)
Accrued liabilities	(2,019)	(471)
Gift certificate and prepaid appointment deferred revenue	(1,121)	(523)
Store closure accrual	(6)	(12)
Deferred revenue	(1,616)	(65)
Other long term liabilities	(179)	(110)

Net cash used by operating activities	(5,009)	(2,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(261)	(106)
Investments, restricted as to use	2,001	10

Net cash provided by (used in) investing activities	1,740	(96)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,269)	(2,133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,512	4,734

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$243	$2,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$308

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

Going Concern

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $177,895,000 and working capital deficiency of $5,718,000 as of June 28, 2008. The Company’s net loss and net cash used by operating activities were $1,272,000 and $5,009,000, respectively, for the twenty-six weeks ended June 28, 2008. At June 28, 2008, the Company had $243,000 in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” “SFAS 141(R)”, a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be early adopted. The effect of SFAS 141(R) on the Company will be dependent upon any business combination activity in the future.

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

2. Stock Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, forfeited/cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite vesting period has not been completed that are outstanding as of January 1, 2006 will be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

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

For the 13-week and the 26-week periods ended June 28, 2008, and June 30, 2007, the Company recognized stock-compensation costs of approximately $21,866 and $283,000, respectively. Of the $283,000 recognized in the 26-week period ended June 30, 2007, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares. The Company recognized no tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

Based on current assumptions, currently outstanding option grants and restricted common shares expected to vest and become unrestricted in the future, the remaining value as stock-compensation cost in the future is approximately $11,600.

The following table represents stock option activity for the 26 week period ended June 28, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 29, 2007	101,750	$2.15	7.66
Granted	261,000	0.40	10	$—
Exercised	—	—	—	—
Cancelled	287,750	—	—	—
Options outstanding at June 28, 2008	75,000	0.40	9.5 years	—
Vested or expected to vest at June 28, 2008	25,000	0.40	9.5 years	—
Exercisable at June 28, 2008	25,000	—	3.0 years	$—

The Company made stock-based compensation awards to employees and directors in 2008, which accounts for the Company’s stock-based compensation expense for 2008. The Company’s stock-based compensation expense for the twenty-six (26) weeks ended June 30, 2008 is entirely due to employee stock and stock-based awards made prior to the beginning our the Company’s fiscal 2007 year, 40,000 options awarded to directors and to an immediately vested stock award made to a non-employee. For options granted in the twenty-six (26) week periods ended June 28, 2008, and June 30, 2007, respectively, the Company used the Black-Scholes option pricing model to estimate the fair value of employee stock-based awards with the following assumptions:

	26 Weeks Ended June 28, 2008	26 Weeks Ended June 31, 2007
Risk-Free Interest Rate	1.65%	4.61%
Expected Life of Options (years)	2.00	2.66
Expected Volatility	112%	121%
Expected Dividends	—	—
Forfeiture Rate	30%	10%

The assumptions above are based on multiple factors, including historical exercise patterns of employees. We used historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. Volatility is also based on historical rate. Since we have never paid dividends and do not anticipate paying any dividends at least through the expected life of our stock options outstanding, we use an expected dividend yield of zero when calculating the fair value of stock options. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve

3. Income/Loss Per Common Share

Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

Potentially dilutive securities:	June 28, 2008	June 30, 2007
Options	25,000	233,778
Warrants	354,551	354,551

Total	379,551	588,329

4. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen-week and twenty-six week periods ended June 28, 2008, and June 30, 2007, respectively, are as follows (in thousands):

	Thirteen weeks ended		Twenty-Six weeks ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Center whitening fees, net	$3,253	$4,403	$6,497	$9,054
Product and other revenue	1,090	2,375	3,257	4,885

Total	$4,343	$6,778	$9,754	$13,939

5. Commitments and contingencies

The following table sets for the Company’s future minimum payments due under operating leases, consulting agreements and office equipment service agreements:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining 2008 (Six Months)	2009-2010	2011-2012	2013 and Thereafter
Operating leases	$6,239	$2,443	$3,218	$246	$332
Consulting and office equipment service contracts	66	33	28	5	—

Total	$6,305	$2,476	$3,246	$251	$332

Subsequent to the six month period ended June 28, 2008, the Company terminated the lease at one of the locations, effective September 2008.

The Company is party to certain legal proceedings and claims in the ordinary course of business. There are no current pending legal activities that are expected to have a material adverse effect on the company’s financial position or results of operations. The following occurred subsequent to the quarter ended June 28, 2008.

Andrew Rudnick & Sleek, Inc., v. BSML, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 08 30137. On June 30, 2008, Andrew Rudnick, the Company’s former CEO, and Sleek, Inc. a company controlled by Rudnick (the “Rudnick Plaintiffs”) filed suit against the Company alleging breach of an Amended and Restated Support Services Agreement and breach of a Separation and Release of Claims Agreement and fraud in the inducement relating to both agreements. The Rudnick Plaintiffs subsequently amended the complaint to allege conversion and to seek specific performance and permanent injunctive relief against the Company. As of the date of this Report, the Company had not filed its answer. The Company intends to defend itself vigorously against the allegations of the amended complaint and to assert various counter claims against the Rudnick Plaintiffs. The Company recorded an expense and charge to paid in capital for the fair value of 1,240,000 shares to be issued to Sleek, Inc., an entity controlled by Mr. Rudnick, the former CEO of the Company, as of December 29, 2007, because the notification of the transfer agent to issue the shares was considered ministerial. However, due to delays, resulting from a dispute between the Company and Mr. Rudnick during the first and second quarters of 2008, the Company determined during the second quarter of 2008 that it no longer had an obligation to issue the shares. Accordingly, the number of common shares outstanding was reduced by 1,240,000 as of June 28, 2008.

        2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic (carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics, Inc.) and Investment Partnership (2006) LP v. BSML, Inc., and Jeff Nourse, Ontario Superior Court of Justice, Court File CV-08-00359260-0000. In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs seek compensatory damages and punitive damages. As of the date of this Report, the Company had not been properly served with the statement of claims nor filed a responsive pleading in this matter. The Company intends to defend itself vigorously against the allegations set forth in the statement of claims and to assert various counter claims against the Canadian Plaintiffs.

6. Subsequent Events

Subsequent to the quarter ended June 28, 2008, the Company issued 1,128,831 shares of restricted common stock to its Chairman and Chief Executive Officer.

7. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the company’s revenues for the thirteen week and twenty-six week periods ended June 28, 2008 and June 30, 2007, respectively, as follows (in thousands):

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
QVC Network revenue	$515	$537	$1,680	$1,336
Other revenue	3,828	$6,241	8,074	$12,603

Total Revenue	$4,343	$6,778	$9,754	$13,939

8. Reclassification

Other items contained in the 2007 financial statement have been reclassified to agree with the 2008 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BSML, Inc., and its affiliates market and sell advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes that are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”).

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At June 28, 2008, and December 29, 2007, the deferred revenue balances associated with the SmileForever program were $1,715,000 and $3,331,000, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales at Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1.2 million through June 28, 2008, for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth here and in the Company’s filings with the SEC, is part of doing business in the industry in which the Company operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report and the Company disclaims any intention or obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include those risks set forth under “Item 1A. Risk Factors.”

Results of Operations

The following are explanations of significant changes for the 13-week period ended June 28, 2008 compared to the 13-week period ended June 30, 2007:

Total Revenues, Net declined 36%, to $4.3 million in our second quarter of 2008 compared to $6.8 million in the second quarter of 2007. Whitening revenues declined to $3.3 million in the second quarter of 2008 compared to $4.4 million in the second quarter of 2007. This decrease reflects difficulties in attempting to change the whitening procedure from one performed by dentists for an hour period to one that is self administered over a shorter period of time. Effective May 2008, the Company returned to its original procedure utilizing dentists. However the disruption to the business and confusion by the customer impacted the second complete quarter.

In addition, the price for the shorter procedure was lower than that which was charged for the longer procedure. In addition, although SmileForever revenue remained at $0.8 million, revenue sold to QVC declined by $22 thousand.

Operating and occupancy costs decreased 11%, to $3.2 million in the second quarter of 2008 compared to $3.6 million in the second quarter of 2007, reflecting decrease in cost of goods sold relating to our lower retail and QVC network sales, while our spa occupancy costs were nearly identical in the two periods.

Selling, General and Administrative expenses decreased to $1.4 million in the second quarter of 2008 from $3.7 million in the second quarter of 2007. This decrease was primarily due to our continued downsizing activities as well as a decrease in advertising and professional fees.

Depreciation and Amortization expense increased to $427,000 in the second quarter of 2008 compared to $361,000 in the second quarter of 2007 reflecting the write off of fixed assets associated with the Company’s relocation of its corporate office.

Other Income and expense, net. For the thirteen week period ended June 28, 2008 and June 30, 2007, other expenses net was $5,000 of expenses and $176,000 of income, respectively, reflecting the decrease in interest earned as a result of the company’s utilization of its cash.

The following are explanations of significant changes for the 26-week period ended June 28, 2008 compared to the 26-week period ended June 30, 2007:

Total Revenues, Net declined to $9.8 million from $13.9 million or 30%. This decline reflects the Company’s attempt, beginning during the middle of the first quarter and into the second quarter, to change the whitening procedure from one performed by dentists for an hour period to one that is self administered over a shorter period of time. The Company had difficulties implementing this change and returned to its original procedure utilizing dentists during May 2008. QVC revenues increased by 26% reflecting strong sales in the first two months of the period. The SmileForever program revenue remained constant at $1.6 million.

Operating and occupancy costs were $7.2 million for both the 2007 and 2008 period reflecting a small decrease in store operating expenses and a mild increase in the cost of goods sold for the increase in the QVC sales.

Selling, General and Administrative expenses decreased to $3.1 million from $7.4 million or 58%. This decrease was primarily due to downsizing activities and a decrease in advertising and professional fees.

Depreciation and Amortization expense increased to $771 thousand as a result of write offs of fixed assets associated with the Company’s relocation of its corporate office.

Other Income and expense net decreased to $25 thousand as the cash available for investment purposes declined from 2007 to 2008.

Liquidity and Capital Resources

General

At June 28, 2008, the Company had approximately $243,000 in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities. The financial statements reflect a going concern basis of accounting. While the Company was able to pay its debts as of the date of this Report, and had a plan to generate positive cash flow from its Centers business operations, the Company has yet to achieve profitability from operations and may require additional funds to continue to operate. The Company’s ongoing operations may be negatively impacted if it is unable to either generate internally or obtain such funds through new debt or equity issuance. There can be no assurance that such funds will be available and if so, at an acceptable cost.

Sources and Uses of Cash

Through the second quarter of 2008, the Company used $5 million in cash in operating activities. The Company’s net loss for the twenty-six weeks ended June 28, 2008 of 2008 was $1.3 million. Changes in working capital accounts and other operating assets and liabilities was $1.8 million, while cash declined $3.3 million for the 26 weeks period ended June 28, 2008.

In the 26 week period ended June 28, 2008, the Company’s investing activities were related to the release of previously restricted cash balances of $2.0 million and capital expenditures of $0.3 million.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

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

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 28, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A summary of legal matters settled or dismissed prior to June 28, 2008 is provided in the Company’s annual report on Form 10-K for the year ended December 29, 2007.

The Company is party to certain legal proceedings and claims in the ordinary course of business. There are no current pending legal activities that are expected to have a material adverse effect on the company’s financial position or results of operations. The following occurred subsequent to the quarter ended June 28, 2008.

Andrew Rudnick & Sleek, Inc., v. BSML, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 08 30137. On June 30, 2008, Andrew Rudnick, the Company’s former CEO, and Sleek, Inc. a company controlled by Rudnick (the “Rudnick Plaintiffs”) filed suit against the Company alleging breach of an Amended and Restated Support Services Agreement and breach of a Separation and Release of Claims Agreement and fraud in the inducement relating to both agreements. The Rudnick Plaintiffs subsequently amended the complaint to allege conversion and to seek specific performance and permanent injunctive relief against the Company. As of the date of this Report, the Company had not filed its answer. The Company intends to defend itself vigorously against the allegations of the amended complaint and to assert various counter claims against the Rudnick Plaintiffs.

2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic (carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics, Inc.) and Investment Partnership (2006) LP v. BSML, Inc., and Jeff Nourse, Ontario Superior Court of Justice, Court File CV-08-00359260-0000. In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs seek compensatory damages and punitive damages. As of the date of this Report, the Company had not been properly served with the statement of claims nor filed a responsive pleading in this matter. The Company intends to defend itself vigorously against the allegations set forth in the statement of claims and to assert various counter claims against the Canadian Plaintiffs.

The litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of BSML’s strategies related to these legal actions.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

The statements contained in this Report that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act. These statements relate to the Company’s expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as “believes,” “expects,” “anticipates,” “should,” “plans,” “estimates,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the Company’s financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The Company believes that many of the risks set forth Company here and in the Company’s filings with the Securities and Exchange Commission, (the “SEC”), are part of doing business in the industry in which the operates and competes and will likely be present in all periods reported. The forward-looking statements contained in this Report are made as of the date of this Report, and the Company expressly disclaims any intention or obligation to update them or to update the reasons why actual results could differ from those projected in such forward-looking statements. Among others, risks and uncertainties that may affect the business, financial condition, performance, development, and results of operations of the Company include:

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

For the twenty-six week period ended June 28, 2008, we had a net loss of $1.3 million For 2007, we had a net loss of $5.2 million, including $0.8 million in income from discontinued operations. For 2006, we had net income of $4.4 million, including $19.3 million in income from discontinued operations. As of June 28, 2008, our accumulated deficit was $178 million, and we had a capital deficiency of $2.4 million. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

ITEM 2.	DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

We did not submit any matters to a vote of our shareholders during the quarter ended June 28, 2008.

ITEM 4.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits

3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 9, 2007, and incorporated herein by reference).

10.53	Agreement by and between 18 West 57th Street, LLC, and LCO Properties, Inc., dated as of August 14, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007, and incorporated herein by reference).

10.54	Employment Agreement between the Company and Andrew Rudnick dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

10.55	Support Services Agreement between the Company and Sleek, Inc., dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marc Applebaum
Marc Applebaum
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Nourse Jeff Nourse	Chairman of the Board	August 20, 2008

/s/ Louise Talbot Louise Talbot	Director	August 20, 2008

/s/ Marc Applebaum Marc Applebaum	Director	August 20, 2008

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002