Form 10-Q
period 2008-09-27
BSML INC
filed 2008-11-21
CIK 866734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 27, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

BSML, Inc. had 12,332,544 shares of common stock outstanding at September 27, 2008.

BSML, INC. AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	September 27, 2008	December 29, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$73	$3,512
Trade accounts receivable, net	555	241
Inventories	857	753
Investments, restricted as to use	302	2,288
Prepaid expenses and other current assets	404	370

Total current assets	2,191	7,164

Property and equipment, net	1,834	3,036
Investments, restricted as to use	85	290
Deposits	789	899
Other assets	23	19

Total assets	$4,922	$11,408

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$2,496	$1,555
Accrued liabilities	3,215	4,970
Accrual for Center closures	128	129
Prepaid and gift certificate liability	405	1,721
Deferred revenue	1,460	2,746

Total current liabilities	7,704	11,121

Long term liabilities:
Accrual for Center closures	—	202
Deferred revenue	—	585
Other long term liabilities	305	632

Total long term liabilities	305	1,419

Total liabilities	8,009	12,540

Shareholders’ (deficit):
Common stock, $0.001 par value, 50,000,000 shares authorized and 12,332,544 and 11,203,713 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	40	39

Preferred stock, no par value, 5,000,000 shares authorized, none outstanding at September 27, 2008 and December 29, 2007
Additional paid-in capital	175,620	175,452
Accumulated deficit	(178,747)	(176,623)

Total shareholders’ (deficit)	(3,087)	(1,132)

Total liabilities and shareholders’ (deficit)	$4,922	$11,408

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except share data)

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Revenues	$4,311	$5,681	$14,065	$19,620
Operating costs and expenses:
Operating and occupancy costs	3,417	3,457	10,626	10,686
Selling, general and administrative expenses	1,051	2,843	4,122	10,202
Depreciation and amortization	341	356	1,112	1,079

Total operating costs and expenses	(4,809)	6,656	15,860	21,967

Loss from operations	(498)	(975)	(1,795)	(2,347)
Other income/(expense), net	2	279	27	596
Loss on impairment	(356)	—	(356)	—

(Loss) from continuing operations before income tax provision	(852)	(696)	(2,124)	(1,751)
Income tax provision	—	20	—	57

Net loss from continuing operations	(852)	(716)	(2,124)	(1,808)
Loss from discontinued operations (Note 5)	—	(857)	—	(857)

Net loss	$(852)	$(1,573)	$(2,124)	$(2,665)

Basic and diluted (loss) per common share from continuing operations	$(.07)	$(.07)	$(.19)	$(.17)

Basic and diluted (loss) per common share from discontinued operations	$—	$(.08)	$—	$(.08)

Basic and diluted net (loss) per common share	$(.07)	$(.15)	$(.19)	$(.25)

Shares used in computing (loss) per common share, basic and diluted	12,022	10,840	11,477	10,768

See notes to condensed consolidated financial statements.

BSML, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

($ in thousands, except share data)

	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,124)	$(2,665)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,112	1,079
Loss on disposal of property and equipment	—	32
Loss on impairment	356	—
Loss from discontinued operations	—	857
Stock compensation expense	191	326
Changes in assets and liabilities:
Trade accounts receivable	(314)	(47)
Inventories	(104)	253
Prepaid expenses and other	(34)	(185)
Other assets and deposits	106	21
Accounts payable	941	(661)
Accrued liabilities	(1,777)	(2,023)
Gift certificate and prepaid appointment deferred revenue	(1,316)	(657)
Store closure accrual	(203)	(77)
Deferred revenue	(1,871)	(277)
Other long term liabilities	(327)	(176)

Net cash used by operating activities	(5,364)	(4,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(266)	(260)
Investments, restricted as to use	2,191	1,633

Net cash provided by (used in) investing activities	1,925	1,373

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,439)	(2,827)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,512	4,734

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$73	$1,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$313

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

Going Concern

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $178,747,000 and working capital deficiency of $5,513,000 as of September 27, 2008. The Company’s net loss and net cash used by operating activities were $2,124,000 and $5,364,000, respectively, for the thirty-nine weeks ended September 27, 2008. At September 27, 2008, the Company had $73,000 in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principals” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will become effective following approval by the Securities and Exchange Commission. Company does not believe SFAS 162 will have an impact on our consolidated financial statements.

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

For the 13-week and the 39-week periods ended September 27, 2008, and September 29, 2007, the Company recognized stock-compensation costs of approximately $ 169,000 and $191,000 and $0 and $326,000, respectively. The $169,000 recognized in the 13-week period ended September 27, 2008, consisted of 1,128,831 shares of restricted $0.001 par value common stock with a fair value of $0.15 per share, issued to the Company’s Chief Executive Officer who is also Chairman of the Company’s Board of Directors as a recruitment incentive. Of the $326,000 recognized in the 39-week period ended September 29, 2007, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares. The Company recognized no tax benefit related to these share-based arrangements as we have been in a loss position historically and have a full valuation allowance against our tax benefits.

Based on current assumptions, currently outstanding option grants and restricted common shares expected to vest and become unrestricted in the future, the remaining value as stock-compensation cost in the future is approximately $0.

The following table represents stock option activity for the 39-week period ended September 27, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Options outstanding at December 29, 2007	101,750	$2.15	7.16
Granted	261,000	0.40	9.5	$—
Exercised	—	—	—	—
Cancelled	287,750	—	—	—
Options outstanding at September 27, 2008	75,000	0.40	9.0 years	—
Vested or expected to vest at September 27, 2008	25,000	0.40	9.0 years	—
Exercisable at September 27, 2008	25,000	—	2.5 years	$—

The Company made stock-based compensation awards to employees and directors in 2008, which accounts for the Company’s stock-based compensation expense for 2008. The Company’s stock-based compensation expense for the thirty-nine (39) weeks ended September 29, 2007 is entirely due to employee stock and stock-based awards made prior to the beginning our the Company’s fiscal 2007 year, 40,000 options awarded to directors and to an immediately vested stock award made to a non-employee. For options granted in the thirty-nine (39) week periods ended September 27, 2008, and September 29, 2007, respectively, the Company used the Black-Scholes option pricing model to estimate the fair value of employee stock-based awards with the following assumptions:

	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Risk-Free Interest Rate	1.65%	4.61%
Expected Life of Options (years)	2.00	2.66
Expected Volatility	112%	121%
Expected Dividends	—	—
Forfeiture Rate	30%	10%

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

3. Income/Loss Per Common Share

Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

Potentially dilutive securities:	September 27, 2008	September 29, 2007
Options	75,000	233,778
Warrants	354,551	354,551

Total	429,551	588,329

4. Product line revenues

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the thirteen-week and thirty-nine week periods ended September 27, 2008, and September 29, 2007, respectively, are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Center whitening fees, net	$3,028	$3,318	$9,525	$12,372
Product and other revenue	1,283	2,363	4,540	7,248

Total	$4,311	$5,681	$14,065	$19,620

5. Discontinued Operations

For the thirteen and thirty-nine week periods ended September 29, 2007, the Company’s had a loss from discontinued operations of $857,000 resulting from settlement of a claim involving Longlife Health, Ltd.

6. Commitments and contingencies

The following table sets for the Company’s future minimum payments due under operating leases, consulting agreements and office equipment service agreements:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Remaining 2008 (Three Months)	2009-2010	2011-2012	2013 and Thereafter
Operating leases	$4,340	$1,098	$2,664	$246	$332
Consulting and office equipment service contracts	49	16	28	5	—

Total	$4,389	$1,114	$2,692	$251	$332

The Company is party to certain legal proceedings and claims in the ordinary course of business. There are no current pending legal activities that are expected to have a material adverse effect on the company’s financial position or results of operations. Current pending legal claims are as follows:

Andrew Rudnick & Sleek, Inc., v. BSML, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 08 30137. On June 30, 2008, Andrew Rudnick, the Company’s former CEO, and Sleek, Inc. a company controlled by Rudnick (the “Rudnick Plaintiffs”) filed suit against the Company alleging breach of an Amended and Restated Support Services Agreement and breach of a Separation and Release of Claims Agreement and fraud in the inducement relating to both agreements. The Rudnick Plaintiffs subsequently amended the complaint to allege conversion and to seek specific performance and permanent injunctive relief against the Company. The Company intends to defend itself vigorously against the allegations of the amended complaint and to assert various counter claims against the Rudnick Plaintiffs. The Company recorded an expense and charge to paid in capital for the fair value of 1,240,000 shares to be issued to Sleek, Inc., an entity controlled by Mr. Rudnick, the former CEO of the Company, as of December 29, 2007, because the notification of the transfer agent to issue the shares was considered ministerial. However, due to delays, resulting from a dispute between the Company and Mr. Rudnick during the first and second quarters of 2008, the Company determined during the second quarter of 2008 that it no longer had an obligation to issue the shares. Accordingly, the number of common shares outstanding was reduced by 1,240,000 as of June 30, 2008.

2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic (carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics, Inc.) and Investment Partnership (2006) LP v. BSML, Inc., and Jeff Nourse , Ontario Superior Court of Justice, Court File CV-08-00359260-0000. In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs seek compensatory damages and punitive damages. The Company intends to defend itself vigorously against the allegations set forth in the statement of claims and to assert various counter claims against the Canadian Plaintiffs.

Green River Junction, Inc. v. BSML, Inc, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 08CV2372. In May 2008, Green River Junction, Inc. (“Green River Plaintiffs”) brought action against the Company alleging, among other claims breach of contract, unjust enrichment and wrongful withholding of commissions. On September 23, 2008, the parties participated in a court-ordered settlement conference. No settlement was reached by the financial statement date. On October 22, 2008, the Company settled the lawsuit with the Green River Plaintiffs. The settlement calls for the Company to pay as full settlement of all claims the sum of $180,000. Payments are due as follows: $30,000 immediately; $3,000 in December 2008; monthly payments of $9,000 from January through September 2009 and monthly payments of $11,000 from October 2009 through March 2010. The settlement amount was fully accrued by the Company during the thirty-nine weeks ended September 27, 2008.

7. Subsequent Events

The Company relocated an existing center on September 30, 2008 in an effort to increase revenues and reduce costs. In accordance with generally accepted accounting principles, the Company is including the effects of the relocation in its financial statements for the 13 week and 39 week periods ended September 27, 2008. This is a Type 1 subsequent event since it occurred after the end of the 13 week and 39 week periods but prior to the filing of the Company’s Form 10-Q for the 13 week and 39 week periods ended September 27, 2008. As a result, the Company recorded a $356,000 pre-tax expense for the 13 week and 39 week periods ended September 27, 2008. Earnings per share have been reduced by $.03 per share for both the 13 week and 39 week periods ended September 27, 2008.

Effective October 18, 2008, Marc P. Applebaum resigned as the Chief Financial Officer and a Director of the Company.

8. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the company’s revenues for the thirteen week and thirty-nine week periods ended September 27, 2008 and September 29, 2007, respectively, as follows (in thousands):

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
QVC Network revenue	$782	$645	$2,462	$1,981
Other revenue	3,529	$5,036	11,603	$17,639

Total Revenue	$4,311	$5,681	$14,065	$19,620

9. Reclassification

Other items contained in the 2007 financial statement have been reclassified to agree with the 2008 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue so allocated is then deferred and recognized over the contractual term. At September 27, 2008, and December 29, 2007, the deferred revenue balances associated with the SmileForever program were $1,375,000 and $3,331,000, respectively.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales at Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1.2 million through September 27, 2008, for potential additional sales tax liability related to these assessments and related state sales tax matters.

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

Results of Operations

The following are explanations of significant changes for the 13-week period ended September 27, 2008 compared to the 13-week period ended September 29, 2007:

Total Revenues, Net declined 25%, to $4.3 million in our third quarter of 2008 compared to $5.7 million in the third quarter of 2007. Whitening revenues declined to $3.0 million in the third quarter of 2008 compared to $3.3 million in the third quarter of 2007. This decrease reflects difficulties in attempting to change the whitening procedure from one performed by dentists for an hour period to one that is self administered over a shorter period of time. Effective May 2008, the Company returned to its original procedure utilizing dentists. However the disruption to the business and confusion by the customer impacted the third quarter. Overall economic conditions affecting consumer spending also adversely impacted revenues.

In addition, the price for the shorter procedure was lower than that which was charged for the longer procedure. In addition, SmileForever revenue decreased to $0.6 million in the third quarter of 2008 from $0.9 million in the third quarter of 2007, and revenue sold to QVC increased by $137 thousand.

Operating and occupancy costs decreased 3%, to $3.4 million in the third quarter of 2008 compared to $3.5 million in the third quarter of 2007, reflecting decrease in cost of goods sold relating to our lower retail sales and increase in QVC network sales and a decrease in our accrual for center closures. Our spa occupancy costs were nearly identical in the two periods.

Selling, General and Administrative expenses decreased to $1.1 million in the third quarter of 2008 from $2.8 million in the third quarter of 2007. This decrease was primarily due to our continued downsizing activities as well as a decrease in advertising and professional fees.

Depreciation and Amortization expense decreased to $341,000 in the third quarter of 2008 compared to $356,000 in the third quarter of 2007.

Other Income and expense, net. For the thirteen week periods ended September 27, 2008 and September 29, 2007, other income, net of expenses was $2,000 and $279,000, respectively, reflecting the decrease in interest earned as a result of the company’s utilization of its cash.

The following are explanations of significant changes for the 39-week period ended September 27, 2008 compared to the 39-week period ended September 29, 2007:

Total Revenues, Net declined to $14.1 million from $19.6 million or 28%. This decline reflects the Company’s attempt, beginning during the middle of the first quarter and into the second quarter, to change the whitening procedure from one performed by dentists for an hour period to one that is self administered over a shorter period of time. The Company had difficulties implementing this change and returned to its original procedure utilizing dentists during May 2008. QVC revenues increased by 25% reflecting strong sales. The SmileForever program revenue decreased 8% to $2.3 million.

Operating and occupancy costs decreased slightly to $10.6 million for 2008 from $10.7 for 2007.

Selling, General and Administrative expenses decreased to $4.1 million from $10.2 million or 60%. This decrease was primarily due to downsizing activities and a decrease in advertising and professional fees.

Depreciation and Amortization expense was unchanged at $1.1 million for both 2008 and 2007.

Other Income and expense net decreased to $2 thousand as the cash available for investment purposes declined from 2007 to 2008.

Liquidity and Capital Resources

General

At September 27, 2008, the Company had approximately $73,000 in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities. The financial statements reflect a going concern basis of accounting. While the Company was able to pay its debts as of the date of this Report, and had a plan to generate positive cash flow from its Centers business operations, the Company has yet to achieve profitability from operations and may require additional funds to continue to operate. The Company’s ongoing operations may be negatively impacted if it is unable to either generate internally or obtain such funds through new debt or equity issuance. There can be no assurance that such funds will be available and if so, at an acceptable cost.

Sources and Uses of Cash

Through the third quarter of 2008, the Company used $5.4 million in cash in operating activities. The Company’s net loss for the thirty-nine weeks ended September 27, 2008 was $2.1 million. Changes in working capital accounts and other operating assets and liabilities were $1.1 million, while cash declined $3.4 million for the 39 weeks period ended September 27, 2008.

In the 39 week period ended September 27, 2008, the Company’s investing activities were related to the release of previously restricted cash balances of $2.2 million and capital expenditures of $0.3 million.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

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

•	Ineffective process of identifying and assessing risks within the Company

•	Turnover of Management and Employees

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of September 27, 2008.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of legal matters settled or dismissed prior to September 27, 2008 is provided in the Company’s annual report on Form 10-K for the year ended December 29, 2007.

The Company is party to certain legal proceedings and claims in the ordinary course of business. There are no current pending legal activities that are expected to have a material adverse effect on the company’s financial position or results of operations. Current pending legal claims are as follows:

Andrew Rudnick & Sleek, Inc., v. BSML, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 08 30137. On June 30, 2008, Andrew Rudnick, the Company’s former CEO, and Sleek, Inc. a company controlled by Rudnick (the “Rudnick Plaintiffs”) filed suit against the Company alleging breach of an Amended and Restated Support Services Agreement and breach of a Separation and Release of Claims Agreement and fraud in the inducement relating to both agreements. The Rudnick Plaintiffs subsequently amended the complaint to allege conversion and to seek specific performance and permanent injunctive relief against the Company. The Company intends to defend itself vigorously against the allegations of the amended complaint and to assert various counter claims against the Rudnick Plaintiffs. The Company recorded an expense and charge to paid in capital for the fair value of 1,240,000 shares to be issued to Sleek, Inc., an entity controlled by Mr. Rudnick, the former CEO of the Company, as of December 29, 2007, because the notification of the transfer agent to issue the shares was considered ministerial. However, due to delays, resulting from a dispute between the Company and Mr. Rudnick during the first and second quarters of 2008, the Company determined during the second quarter of 2008 that it no longer had an obligation to issue the shares. Accordingly, the number of common shares outstanding was reduced by 1,240,000 as of June 30, 2008.

2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic (carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics, Inc.) and Investment Partnership (2006) LP v. BSML, Inc., and Jeff Nourse , Ontario Superior Court of Justice, Court File CV-08-00359260-0000. In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs seek compensatory damages and punitive damages. The Company intends to defend itself vigorously against the allegations set forth in the statement of claims and to assert various counter claims against the Canadian Plaintiffs.

Green River Junction, Inc. v. BSML, Inc, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 08CV2372. In May 2008, Green River Junction, Inc. (“Green River Plaintiffs”) brought action against the Company alleging, among other claims breach of contract, unjust enrichment and wrongful withholding of commissions. On September 23, 2008, the parties participated in a court-ordered settlement conference. No settlement was reached by the financial statement date. On October 22, 2008, the Company settled the lawsuit with Green River Plaintiffs. The settlement calls for the Company to pay as full settlement of all claims the sum of $180,000. Payments are due as follows: $30,0000 immediately; $3,000 in December 2008; monthly payments of $9,000 from January through September 2009 and monthly payments of $11,000 from October 2009 through March 2010. The settlement amount was fully accrued by the Company during the thirty-nine weeks ended September 27, 2008.

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

Extensive effort has been made to insure that the Company’s results of operations and financial position are fairly presented in accordance with accounting principles generally accepted in the United States of America. However, the relocation of the corporate office from California to Florida resulted in a change in accounting department personnel at or subsequent to the end of the fiscal year. Also, the Company’s Chief Executive Officer was appointed at or subsequent to the fiscal year end, and has a relatively short tenure in his respective positions and therefore have only limited experience with the Company’s internal controls over financial reporting. The Company’s Chief Financial Officer resigned in October 2008 and has not yet been replaced. Further, we remain heavily dependent on legacy information technology systems that lack adequate documentation and require substantial manual supplementary efforts in support of some of our revenue recognition processes. These factors, singly and in combination, result in risk that the Company’s financial results could be materially incorrect.

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

For the thirty-nine week period ended September 27, 2008, we had a net loss of $2.1 million. For 2007, we had a net loss of $5.2 million, including $0.8 million in income from discontinued operations. As of September 27, 2008, our accumulated deficit was $179 million, and we had a capital deficiency of $5.4 million. We currently intend to continue to operate our Centers business. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

ITEM 2.	DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

We did not submit any matters to a vote of our shareholders during the quarter ended September 27, 2008.

ITEM 4.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibits
3.01	Articles of Restatement of the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code on January 17, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002).

3.02	Articles of Amendment to the Articles of Incorporation of the Company as filed with the Utah Division of Corporations and Commercial Code effective January 30, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

3.03	Bylaws adopted May 2, 1996, (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

3.04	Amendment to Bylaws adopted July 23, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999).

10.01	Registration Rights Agreement dated April 1, 1996 between the Company, LCO Investments Limited, Richard S. Braddock, and Pinnacle Fund, L.P. (incorporated by reference to the Current Report on Form 8-K of the Company dated April 1, 1996).

10.02	Registration Rights Agreement dated May 8, 1997 among the Company, LCO Investments Limited, and Richard S. Braddock (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.03	Registration Rights Agreement dated as of May 4, 1998 between the Company and LCO Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.04*	Revised 1997 Stock Option and Incentive Plan of the Company, as amended through June 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.05*	Form of Option Agreement between the Company and certain directors of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.06*	Form of Option Agreement between the Company and certain employees of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.07	Registration Rights Agreement dated as of June 3, 1999 between the Company and the non-management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.08	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and the management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 21, 1999).

10.09	Registration Rights Agreement dated as of June 3, 1999 between the Company and certain non-management purchasers in the June 1999 Private Placement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 1999).

10.10	Amended and Restated Registration Rights Agreement dated as of June 3, 1999 between the Company and certain management purchasers (incorporated by reference to the Company’s Current Report on Form 8-K as filed June 4, 1999).

10.11	Registration Rights Agreement dated as of January 18, 2000 between the Company and the Pequot Funds (incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2000).

10.12	Agreement of Sublease dated December 1999 between the Company and LCO Properties, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 1, 2000).

10.13	Form of Warrants granted to note purchasers pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.14	Form of Registration Rights Agreement between the Company of the purchasers of Notes pursuant to the Securities Purchase Agreement dated as of June 27, 2000 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.15	Convertible Promissory Note dated December 5, 2000 in the principal amount of $5,000,000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.16	Warrant to Purchase 250,000 Shares of common stock of the Company dated December 5, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 5, 2000).

10.17	Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.18	Amendment dated September 18, 2002 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.19	Amendment dated January 1, 2003 to Amended and Restated Agreement between Excimer Vision Leasing L.P. and the Company dated February 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.20	Loan Agreement between Excimer Vision Leasing L.P. and the Company dated as of March 1, 2001 (incorporated by reference to the Company’s Transition Report on Form 10-K for the Nine-month Transition Period ended December 30, 2000).

10.21	Unsecured Credit Agreement between BSML International and CAP Advisers Limited dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.22	Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.23	Supplemental Agreement dated March 2002 to Credit and Security Agreement dated December 13, 2001 between BSML International and CAP Advisers Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.24	Supplemental Agreement dated July 19, 2002 to Credit and Security Agreement dated December 13, 2001, as amended, and to Unsecured Credit Agreement dated March 8, 2002 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the 13 weeks ended June 29, 2002).

10.25	Supplemental Agreement dated January 9, 2003 to Credit and Security Agreement dated March 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 28, 2002).

10.26	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated March 8, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.27	Form of Guaranty of Fiscal 2002 Shortfall Summary of Terms dated March 2002 in connection with commitments from certain shareholders and/or directors of the Company to secure up to $4 million of additional working capital (incorporated by reference to the Company’s Annual Report on Form 10-K for the 52 weeks ended December 29, 2001).

10.28	Form of Convertible Promissory Note issued in connection with November 20, 2002 convertible note offering (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 25, 2002).

10.29	CAP Line Conversion Agreement dated as of November 20, 2003 between the Company and LCO Investments Limited (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.30	Demand Promissory Note dated November 20, 2003 payable by the Company to LCO Investments Limited in the principal amount of $2,000,000 (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 28, 2003).

10.31	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated December 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.32	Receivable Conversion Agreement dated November 20, 2003 between the Company and Excimer Vision Leasing L.P. (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.33	Amended and Restated Consulting Agreement dated December 27, 2003 between the company and John Warner (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

10.34*	Employment Agreement, Confidentiality and Rights Ownership Agreement, Common Stock Purchase Option and Restricted Stock Grant Agreement each dated January 9, 2005 between the Company and Gregg A. Coccari (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.35	Form of Securities Purchase Agreement dated as of December 16, 2004, between the Company and the Investors, together with exhibits including form of Senior Convertible Note dated December 16, 2004, due December 16, 2009; form of Warrant to Purchase Common Stock of the Company dated December 16, 2004; and form of Additional Investment Right between the Company and the Investors (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 21, 2004).

10.36	July 2003 Asset Purchase Agreement between BDI and R. Eric Montgomery (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.37	Consulting Agreement between BDI and Oraceutical Innovative Properties (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.38	$2 million promissory note issued by BDI to LCO Investments Limited (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 12, 2003).

10.39	Supply Agreement dated December 21, 2004 between the Company and Oraceutical, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.40	$2.5 million loan agreement between BSML and CAP America Trust: See Agreement dated May 7, 2003 between the Company and CAP America Trust (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004).

10.41	Amendment to Lease Agreement between Excimer Vision Leasing L.P. and the Company dated July 12, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

10.42*	Letter Agreement between BSML and Nhat Ngo dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.43*	Letter Agreement between BSML and Robert Sieban, Jr. dated October 13, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.44*	Letter Agreement between BSML and Ken Czaja dated November 18, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.45*	Letter Agreement between BSML and Julian Feneley dated November 21, 2005. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.46*	Letter Agreement between BSML and Christopher Edwards dated January 19, 2006. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.47	Asset Purchase Agreement among BSML, BSML International Limited, BSML Development, Inc. and Discus Dental, Inc. dated December 30, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 4, 2006).

10.48	Limited Liability Company Membership Interest Purchase Agreement between BSML and Dental Spas, LLC dated January 13, 2006 (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.49	Contribution Agreement between BSML and BSML Spas, LLC dated January 13, 2006. (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 19, 2006).

10.50*	Letter Agreement between BSML and Ken Czaja dated May 4, 2006 (Incorporated by reference to the Company’s current report on Form 10-Q filed on August 21, 2006).

10.51*	Employment agreement, dated December 6, 2006, between Dr. Julian Feneley and the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2006, and incorporated herein by reference.)

10.52*	Employment agreement, dated December 29, 2006, between Richard De Young and the Company (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on April 9, 2007, and incorporated herein by reference).

10.53	Agreement by and between 18 West 57th Street, LLC, and LCO Properties, Inc., dated as of August 14, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 17, 2007, and incorporated herein by reference).

10.54	Employment Agreement between the Company and Andrew Rudnick dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

10.55	Support Services Agreement between the Company and Sleek, Inc., dated as of December 6, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 11, 2007, and incorporated herein by reference).

14	Code of Ethics (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003).

31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSML, INC.

Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey Nourse
Jeffrey Nourse
Chairman and Chief Executive Officer (Principal Accounting Officer)

November 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louise Talbot	Director	November 21, 2008
Louise Talbot

/s/ Dr. Robert J. Troell	Director	November 21, 2008
Dr. Robert J. Troell

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002