Form 10-K
period 2008-12-27
BSML INC
filed 2009-04-13
CIK 866734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-11064

BSML, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0410364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Glades Road, Suite 100, Boca Raton, Fl 33434
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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2008, was approximately $1,254,373.

The number of shares outstanding of the registrant’s common stock as of February 24, 2009 was 14,481,042.

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

During December 2007, the Company named Andrew Rudnick Chief Executive Officer. The Company also entered into an Support Services Agreement with Sleek Inc. (“Sleek”), a company controlled by Mr. Rudnick. Pursuant to the Support Services Agreement, Sleek agreed to provide marketing, consulting, cash management, personnel management, and other services to the Company. Mr. Rudnick Services have been terminated and all agreements with sleek have been cancelled. .. (See “Legal Proceedings,” below.)  The Company also relocated its Corporate Offices to Boca Raton, Florida, in February 2008.

In April of 2008 Jeff  Nourse was name Chief executive Officer.

The Company maintains executive offices and principal facilities at 777 Glades Road, Suite 100 Boca Raton, Fl 33434. Our telephone number is (561) 988-4098. The Company maintains a web site at www.britesmile.com. The information on our web site should not be considered part of this Report on Form 10-K.

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

Employees

As of March 27, 2009, we had 78 full-time employees and part-time employees, including professional and administrative personnel in the Centers. None of our employees are represented by a union, and we are not aware of any efforts to unionize any employees. We believe our labor relations are satisfactory.

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

Fifteen of the Centers are under operating lease agreements expiring from 2008 through July 2015. Two Centers are operating on a month-to-month rental basis. Each Center lease covers prime street-level retail spaces, with square footage ranging from 1,800 to 5,200 square feet, and feature improvements to create attractive salon settings. Equipment available at each Center includes BriteSmile LATW devices, dental chairs and dental cabinetry and equipment.

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

Andrew Rudnick & Sleek, Inc., v. BSML, Inc., Circuit Court, 17th Judicial Circuit, Broward County, Florida, Case No. 08 30137. On June 30, 2008, Andrew Rudnick, the Company’s former CEO, and Sleek, Inc. a company controlled by Rudnick (the “Rudnick Plaintiffs”) filed suit against the Company alleging breach of an Amended and Restated Support Services Agreement and breach of a Separation and Release of Claims Agreement and fraud in the inducement relating to both agreements. The Rudnick Plaintiffs subsequently amended the complaint to allege conversion and to seek specific performance and permanent injunctive relief against the Company. The Company intends to defend itself vigorously against the allegations of the amended complaint and to assert various counter claims against the Rudnick Plaintiffs. The Company recorded an expense and charge to paid in capital for the fair value of 1,240,000 shares to be issued to Sleek, Inc., an entity controlled by Mr. Rudnick, the former CEO of the Company, as of December 29, 2007, because the notification of the transfer agent to issue the shares was considered ministerial. However, due to delays, resulting from a dispute between the Company and Mr. Rudnick during the first and second quarters of 2008, the Company determined during the second quarter of 2008 that it no longer had an obligation to issue the shares. Accordingly, the number of common shares outstanding was reduced by 1,240,000 as of December 27, 2008.

2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic (carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics, Inc.) and Investment Partnership (2006) LP v. BSML, Inc., and Jeff Nourse , Ontario Superior Court of Justice, Court File CV-08-00359260-0000. In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs seek compensatory damages and punitive damages. This matter was dismissed with prejudice on April 1, 2009.

Douglas Wu vs BSML, Inc. and Andrew Rudnick, Contra Costa County Superior Court, California, Case No. C08-00358. On February 21, 2008, Mr.  Wu filed a complaint asserting a single cause of action alleging breach of contract for failing to pay $70,000 in severance allegedly due upon Mr. Wu’s termination of employment. The Company denies the allegations of the complaint.  The claim against Mr. Rudnick was subsequently dismissed for lack of jurisdiction. On November 12, 2008, the Company and Mr. Wu reached a settlement in principal whereby the Company agreed, without admitting liability, that the Company would pay $23,333 to Mr. Wu not later than December 31, 2008. In exchange Mr. Wu agreed to execute a general release and to dismiss the lawsuit. The parties signed a written settlement agreement, and the case was dismissed with prejudice on January 21, 2009.

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

In March 2006, certain assets of the Company, including the intellectual property acquired from Oraceutical, were sold to Discus in a transaction valued at $35.5 million, of which $8.7 million was allocated to settlement of patent infringement litigation against Discus. In connection with this transaction, the Company and Discus deposited $3.5 million in escrow (as discussed above with reference to the Longlife claim). In its complaint, Oraceutical claimed that the value of the patent infringement settlement should be substantially more than $8.7 million. Oraceutical also asserted that the Company and Discus placed an artificially low value on the settlement of the patent infringement claims and asserted that if the claims were valued fairly, Oraceutical would have shared in a portion of the recovery under the terms of the APA. The declaratory judgment claims asserted by Oraceutical also sought a declaration that Discus was bound by the terms of the APA as the party who acquired the subject intellectual property from BDI.

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
  None

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company trades on the OTC Bulletin Board under the symbol “BSML” The following table sets forth, for each full quarterly period during 2008 and 2007, high and low closing sales price information as reported by Nasdaq, the OTC Bulletin Board, or other electronic services, as the case may be.

	High	Low
Quarters Ended:
December 27, 2008	$0.09	$0.06
September 28, 2008	$0.20	$0.20
June 28, 2008	$0.40	$0.40
March 29, 2008	$0.30	$0.30

Quarters Ended:
December 29, 2007	$0.60	$0.21
September 30, 2007	$0.65	$0.36
June 30, 2007	$1.49	$0.40
March 31, 2007	$1.91	$1.20

As of December 27, 2008, there were 263 holders of record of the Company’s common stock (counting Cede & Company as one holder of record). This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid any cash dividends on its common stock since its inception and currently has no plan to do so in the future.

Recent Sales of Unregistered Securities

There were no sales of securities in 2008 or 2007 There have been no repurchases of equity securities by BSML during the years ended December 27, 2008, or December 29, 2007
In 2008, the Company recognized stock-compensation costs of approximately $ 169,000. The $169,000 recognized in 2008, consisted of 1,128,831shares of restricted $0.001 par value common stock with a fair value of $0.15 per share, issued to the Company’s Chief Executive Officer who is also Chairman of the Company’s Board of Directors as a recruitment incentive. In 2007 Company recognized stock-compensation costs of approximately $326,000, approximately $140,000 had been previously accrued as an expense related to an expected legal settlement; this amount was reclassified to stock-compensation expense in the first quarter of 2007 matching the period of final settlement and issuance of shares.

Based on current assumptions, currently outstanding option grants and restricted common shares expected to vest and become unrestricted in the future, the remaining value as stock-compensation cost in the future is approximately $11,600.

Stock Options

Since March 1998, the Company has granted options to purchase shares of common stock to employees, directors, or key consultants pursuant to the Company’s 1997 Stock Option and Incentive Plan (the “1997 Plan”) as well as through separate agreements. For the period ended December 27, 2008, options for 261,000 shares of common stock were granted, none were exercised and 287,750 were forfeited. As of December 27, 2008 75,000 options for shares of common stock remain outstanding. The weighted average exercise prices of the outstanding options is $0.40 per share. Most of our options vest and become exercisable in increments over time.

In addition to stock option activities, 574,290 shares of restricted stock were granted to our then Chief Executive Officer in November 2006. Of this amount, 114,858 shares vested immediately and additional amounts of 114,858 shares vest on the next four anniversaries of the date of grant. In connection with this grant, stock compensation expense of approximately $263,000 was recognized in 2006. This individual resigned in December 2007 and he and the Company agreed that all of these shares would vest immediately upon his resignation

In 2008 the Company granted 1,128,000 shares of restricted common stock to the current CEO..

Also, 240,000 shares of restricted stock were granted to our then Chief Executive Officer in January 2005. Some 80,000 of these shares vested immediately. This individual resigned later in 2005, forfeiting the remaining 160,000 shares of the restricted stock grant. Related to settlement of legal action with this individual, an additional 80,000 shares were subsequently awarded to him.

The Company has registered with the SEC, on Form S-8, up to 1,166,668 shares of common stock subject to stock options which have been granted under the Company’s 1997 Plan, and up to 112,500 shares of common stock subject to stock options or warrants which have been granted to consultants or advisers outside the 1997 Plan. No additional shares were registered on Form S-8 during 2008.

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

	December 27, 2008	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$187	$3,512	$4,734	$5,518	$18,880
Total assets	$5,014	$11,408	18,065	27,842	45,075
Long-term obligations, less current maturities			—	—	15,650
Shareholders’ equity (deficit)	$(2,643)	$(1,132)	2,482	2,451	12,582

	Fiscal Year Ended
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statement of Operations data:
Total revenues, net	$18,128	$25,038	$26,214	$21,754	$21,857
Operating and occupancy costs	13,836	14,097	14,203	13,774	11,335
Selling, general and administrative expenses	5,156	14,775	20,910	21,516	17,280
Depreciation and amortization	830	1,427	1,618	1,897	3,362
Restructuring expense			—	—	142
Loss from operations	(1,694)	(5,261)	(10,517)	(15,433)	(10,262)
Amortization of discount on debt			(530)	(2,606)	—
Gain on mark-to-market of financial instruments related to convertible debt			—	3,811	1,060
Loss on early extinguishment of debt			(5,039)	—	—
Loss on Impairment	(438)	(386)
Other Income	422	(8)
Interest Income	29	368
Loss from continuing operations	(1,681)	(4,365)	(14,939)	(15,765)	(10,181)
Income (loss) from discontinued operations (1)		(798)	19,308	(2,007)	2,361
Net income (loss)	(1,681)	(5,163)	4,369	(17,772)	(7,820)
Net income (loss) attributable to common shareholders	(1,681)	(5,163)	4,369	(17,772)	(7,820)
Net loss per common share from continuing operations, basic and diluted	$(.13)	$(.40)	$(1.42)	$(1.50)	$(0.99)
Net income (loss) per common share from discontinued operations, basic	$(.0)	$(.07)	$1.83	$(0.19)	$0.23
Net income (loss) per common share from discontinued operations, diluted	$(.0)	$(.07)	$1.83	$(0.19)	$0.21
Net income (loss) attributable to common shareholders, basic and diluted	$(.13)	$(.47)	$0.41	$(1.69)	$(0.76)
Weighted average shares outstanding-basic	12,387,823	10,902,223	10,557,239	10,543,553	10,291,714
Weighted average shares outstanding-diluted (2)	12,387,823	10,902,223	10,574,606	10,543,553	11,073,098

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

The Company’s Associated Centers business was sold in March 2006. The financial data of the Associated Centers has been prepared in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), issued by the Financial Accounting Standards Board (“FASB”). Accordingly, the results of operations for the Associated Centers for all years presented have been reflected as discontinued operations. There were no assets or liabilities of the Associated Centers business as of December 27, 2008, or December 29, 2007.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of Sales Tax discounts and allowances. Under the SmileForever program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle according to the requirements of EITF 00-21, and any revenue so allocated is then deferred and recognized over the contractual term. At December 27, 2008, and December 29, 2007, the deferred revenue balances associated with the SmileForever program were $1.1 million and $3.3 million, respectively.

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

Property, Equipment and Improvements

The Company evaluates its property, equipment and improvements for impairment whenever indicators of impairment exist. In 2008, a loss on disposal of property and equipment was recognized in the approximate amount of $438,000. In 2007, a loss on disposal of property and equipment for $1,000 was recognized.

Center Closures

The Company has recorded accruals in connection with Center closures. These accruals, which are periodically adjusted, include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily property leases. Although the Company does not anticipate significant changes, the actual costs related to closures may differ from these estimates. In total, the Center closure reserve decreased by approximately $331,000 to approximately $25,000 as of December 27, 2008.

Sales Tax Liability

Through the date of this Report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales to Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1,115,000 through December 27, 2008, for potential additional sales tax liability related to these assessments and related state sales tax matters.

The Company may further increase its accrual in 2009 in response to tax assessments received through the date of this Report. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial grounds for its position. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s consolidated financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense and penalties that may ultimately result from the assessments, and will re-evaluate the adequacy of its accruals as new information or circumstances warrant.

Results of Operations

The following are explanations of significant changes for 2008 compared to 2007:

Revenue decreased from $25.0 million in 2007 to $18.1 million 27% in 2008. Economic conditions adversely affected operations.

For the year ended December 27, 2008, no one customer accounted for 10% or more of revenue.

Operating and occupancy costs decreased by two percent from $14.1 million in 2007 to $13.8 million in 2007. Reflecting a smaller more efficient operation.

Selling, general and administrative expenses decreased by 68%, totaling $5.2million in 2008 compared to $14.8 million in    2007 due principally to a decrease in professional fees and advertising expenses.

Depreciation and amortization expense decreased 43% to $.8 million in 2008 from $1.4 million in 2007 primarily as a result of certain assets reaching the end of their depreciable lives.

Interest expense decreased to $0 in 2008 from $ 8,000 in 2007 as a result of less debt outstanding, on average, due to our payment of debt instruments following the sale of the Associated Centers business in March 2006.

Interest income decreased to $0.03 million in 2008 from $0.4 million in 2007 as a result of the pay out of previously restricted cash balances following the sale of the Associated Centers business.

Income tax provision (credit)  2008 is $0, 2007 predominately relates to refunds received from prior income taxes of $178,000 (Federal of $126,000 and state of $52,000).

Discontinued operations No loss was recorded for 2008, in 2007 resulted in a loss of $0.8 million The 2007 loss is principally the result of the settlement of litigation with Longlife Health Ltd.
Related Party Transactions

For fiscal 2008, the Company paid  $1.0 million for merchandise and other charges from Oracuetical, LLC, a related party. In addition, the Company paid rental costs of  approximately $.06 million to another related party for a sublease in New York City.

For fiscal 2007, the Company paid $1.5 million for merchandise and other charges from Oracuetical, LLC (“Oraceutical”), a related party. In addition, the Company paid rental costs of approximately $.5 million to another related party for a sublease in New York City.

Liquidity and Capital Resources

General

At December 27, 2008 the Company had $187,000  in unrestricted cash. The Company expects that its principal uses of cash will be to provide working capital to meet corporate expenses and satisfy outstanding liabilities. The financial statements reflect a going concern basis of accounting. While the Company was able to pay its debts as of the date of this report, and had a plan to generate positive cash flow from its Centers business operations, the Company has yet to achieve profitability on an annual basis from operations and may require additional funds to continue to operate. The Company’s ongoing operations may be negatively impacted if it is unable to either generate internally or obtain such funds through new debt or equity issuance. There can be no assurance that such funds will be available and if so, at an acceptable cost.

The Company had the following contractual obligations as of December 27, 2008:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$3,304	$2,245	$ 481	$120	$456
Consulting and office equipment service contracts	33	28	5	0	0

Total contractual cash obligations	$3,337	$2,273	$ 486	$120	$ 456

Sources and Uses of Cash

In 2008, the Company used $5.4 million in cash from operating activities. The Company’s net loss for 2008 was $2.1 million. Non-cash charges aggregated $3.7 million. Reduction of accrued liabilities of $1.9 million  and reduction in deferred revenue was $2.2 million.

In 2007, the Company used $4.8 million in cash in operating activities. The Company’s net loss for 2007 was $5.1 million, of which $0.8 million, net of tax, was related to the settlement of a claim. The Company had a net loss from continuing operations of $4.4 million. Non-cash charges aggregated $3.0 million, including depreciation of $1.4 million and loss on disposal of $.001 million, and resulted in an increase in the cash flow from operating activities. For fiscal 2007, changes in working capital accounts and in other operating assets and liabilities used $4.8 million in cash.

In 2008,the Company had capital expenditures of $0.2million. In 2007, the Company’s investing activities were related to the release of previously restricted cash balances of $3.8 million, net of capital expenditures of $0.2 million.

.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

As a result of this assessment, the Company’s management has determined that there is one deficiency that constitutes a material weakness in the Company’s internal control over financial reporting for the period. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or a combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The four deficiencies that the Company’s management has determined constitutes a material weakness is discussed below.

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

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of  December 27, 2008.

 Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, has concluded that our disclosure controls and procedures were not effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.  Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls.  A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives.  The design of a control system is based, in part, upon the benefits of the control system relative to its costs.  Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

No Attestation Report.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the  Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

BSML, INC.

By:	/s/ Jeffery Nourse
Jeffery Nourse
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James P. Cullin
James P. Cullin
Vice President of Finance
(Principal Financial and Accounting Officer)

Date:	April 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery Nourse	Chairman of the Board of Directors	April 13, 2009
Jeff Nourse

/s/ Louise Talbot	Director	April 13, 2009
Louise Talbot

/s/	Director	April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BSML, Inc.
Boca Raton, FL

We have audited the accompanying consolidated balance sheets of BSML, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 27, 2008 and December 29, 2007.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BSML, Inc. as of December 27, 2008, and December 29, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 27, 2008 and December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has yet to achieve profitability and had an accumulated deficit of $178,204,000 and a working capital deficiency of $5,104,000 as of December 27, 2008 and incurred a net loss from continuing operations and net cash used by operating activities of $1,681,000 and $5,422,000, respectively, for the fiscal year ended December 27,2008. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Stonefield Josephson, Inc.

Los Angeles, California
April 13, 2009

BSML, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 27, 2008	December 29, 2007
ASSETS:
Current Assets;
Cash and cash equivalents	$187	$3,512
Trade accounts receivable	573	241
Inventories	863	753
Investments, restricted as to use	108	2,288
Prepaid expenses and other current assets	365	370

Total current assets	2,096	7,164
Property and equipment, net	2,142	3,036
Investments, restricted as to use		290
Deposits	755	899
Other	21	19

Total assets	$5,014	$11,408

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities;
Accounts payable	$3,175	$1,555
Accrued liabilities	2,621	4,970
Accrual for Center closures	25	129
Prepaid and Gift certificate liability	456	1,721
Deferred revenue	922	2,746

Total current liabilities	7,199	11,121
Long-term liabilities
Accrual for Center closures		202
Deferred revenue	205	585
Accrued rental costs	253	632

Total long-term liabilities	458	1,419

Total liabilities	7,657	12,540
Commitments and Contingencies
Shareholders’ equity (deficit):
Common stock, $.001 par value, 50 million shares authorized and 12,332,544 and 12,443,713 shares issued and outstanding, respectively	40	39
Preferred stock, 5 million shares authorized, none outstanding at either date
Additional paid-in capital	175,621	175,452
Accumulated deficit	(178,204)	(176,623)

Total Shareholders’ equity (deficit)	(2,643)	(1,132)

Total liabilities and shareholders’ equity (deficit)	$5,014	$11,408

See accompanying notes to consolidated financial statement.

BSML, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except data share)

	For fiscal year ended:
	December 27, 2008	December 29, 2007
Revenues	$18,128	$25,038
Operating costs and expenses
Operating and occupancy costs	13,836	14,097
Selling, general and administrative expenses	5,156	14,775
Depreciation and amortization	830	1,427

Total operating costs and expenses	19,822	30,299

Loss from operations	(1,694)	(5,261)

Interest income	29	368
Loss on Impairment	(438)
Interest expense		(8)
Other income (expense)	422	386

Loss from continuing operations before income tax provision	(1,681)	(4,515)
Income tax provision (credit)		(150)

Net loss from continuing operations	(1,681)	(4,365)
Discontinued operations:
Income (loss) from discontinued operations, net of tax (fiscal year ended December 29, 2007 includes loss on settlement of claim, net of tax of $798 thousand;		(798)

Net income (loss) attributable to common shareholders	$(1,681)	$(5,163)

Amounts per common share:
Basic and diluted net loss from continuing operations	$(0.13)	$(0.40)

Basic net income (loss) from discontinued operations	$(0.00)	$(0.07)
Basic net income (loss)	$(0.13)	$(0.47)

Diluted net income (loss)	$(0.13)	$(0.47)

Shares used in computing above amounts:
Basic and diluted net loss from continuing operations	12,387,823	10,902,223

Basic net and diluted lossfrom discontinued operations	12,387,823	10,902,223

See accompanying notes to consolidated financial statements.

BSML, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	The fiscal year ended:
	December 27, 2008		December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(1,681)	$(5,163)
Adjustments to reconcile to net cash (used in) operations:
Depreciation and amortization		830	1,427
Loss on disposal of property and equipment (gain)		1	1
Impairment charges		438	—
Loss on legal settlements from discontinued operations		—	798
Stock compensation expense		169	1,408
Settlement of litigation (issuance of common stock)			141
Changes in assets and liabilities:
Trade accounts receivable		(332)	(28)
Inventories		(110)	520
Prepaid expenses and other current assets		5	(127)
Other assets		142	40
Accounts payable		1,620	(215)
Accrued liabilities		(1,513)	(1,749)
Accrual for Center closures		(104)	(97)
Prepaid and Gift certificate liability		(1,265)	(54)
Deferred revenue		(2,204)	(611)
Other long-term liabilities		(379)	(260)
Net cash provided by (used by) operating activities-discontinued operations			(857)

Net cash (used in) operating activities		(5,422)	(4,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment-continuing operations		(373)	(239)
Proceeds from assets held for sale continuing operations			35
Investments, restricted as to use		2,470	3,808
Proceeds from sale of investment		—	—

Net cash provided by (used in) investing activities		2,097	3,604
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(3,225)	(1,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD		3,512	4,734

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD		$187	$3,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$		$8

Cash( received) paid for income taxes			(158)

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services		$169	$1,408

Common stock issued for settlement of litigation		---	$141

See accompanying notes to consolidated financial statements.

       BSML, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Shares	Common Stock at Par	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 25, 2005	10,549	38	173,340	(175,829)	(2,451)
Stock option compensation expense			281		281
Expenses paid by related party			20		20
Non-cash compensation-stock grant	115	1	262		263
Net income and comprehensive income				4,369	4,369

Balance at December 30, 2006	10,664	39	173,903	(171,460)	2,482
Stock option compensation expense			81		81
Non-cash compensation-stock grant	1,699		1,327		1,327
Settlement of litigation	80		141		141
Net (loss) and comprehensive (loss)	—	—	—	(5,163)	(5,163)

Balance at December 29, 2007	12,443	$39	$175,452	$(176,623)	$(1,132)
Non-cash compensation-stock grant	1,129	1	169		169
Cancellation of prior restricted stock	(1,240)
Net (loss) and comprehensive (loss)	—	—	—	(1,681)	(1.681)

Balance at December 27, 2008	12,332	$40	$175,621	$(178,722)	$(2.643)

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

Going concern

As of the date of this Report, the Company had yet to achieve profitability. The Company had an accumulated deficit of $178,204,000 and working capital deficiency of $5,104,000 as of December 27, 2008, and net loss from continuing operations and net cash used by operating activities of $1,681,000 and $5,422,000, respectively, for the fiscal year ended December 27, 2008. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and in the prior fiscal year, from the sale of its Associated Centers business. The Company’s long-term debt was fully paid in March 2006 from the sale proceeds as required by the debt holders. The Company is not certain if its cash will be sufficient to maintain operations of the company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow.

Except for items resulting from discontinued operations which has been accounted for in accordance with SFAS No. 144, the consolidated financial statements otherwise reflect a going concern basis of accounting. The Company cannot currently provide assurance that it can become profitable. If it cannot become profitable and without additional financing, which may be impossible to secure, the Company may not have sufficient liquidity to support its operating requirements through 2009.

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

2. Summary of Significant Accounting Policies

Year-End

The Company’s year-end is the last Saturday in December of each year. The Company’s fiscal 2008 included 52 weeks and its fiscal years 2007 and 2006 included 52 and 52 weeks, respectively.

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

Cash and Short-Term Investments, Restricted as to Use

At December 27, 2008, and December 29, 2007, the Company had restricted cash balances of $108,000 and $2,578,000, respectively, relating to remaining funds to be received in connection with sale of the Associated Center business in 2006, collateralized letters of credit and merchant banking reserve requirements. As further described in Notes 10, in February 2008, restricted cash of approximately $1.5 million was released to pay obligations; the balance of approximately $1.1 million that was released to the Company has been reported as unrestricted at December 29, 2007.

Concentrations of Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist principally of cash and cash equivalents.

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the United States of America. The Company’s policy is designed to limit exposure to any one institution. The Company has not experienced any significant losses on its cash and cash equivalents. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. The Company does not require collateral on these financial instruments. The Company maintains cash balances that sometimes exceed the Federal Deposit Insurance Corporation (“FDIC”) insured level of $250,000 per account; as of December 27, 2008, the Company had no bank cash balances that exceeded the FDIC insured limit per account.

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

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of sales tax, discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers could, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), and the revenue so allocated is then deferred and recognized over the contractual term. At December 27, 2008 and December 29, 2007, the deferred revenue balances associated with this program were approximately $1.1 million and $3.3 million, respectively.

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

Allowance for Doubtful Accounts: Trade

The Company maintains allowances for doubtful accounts for estimated losses resulting from the potential inability of its customers to make required payments. As of December 27, 2008 and December 29, 2007, the Company’s trade accounts receivable were essentially all related to one customer that the Company deemed credit worthy; therefore, no allowance for doubtful accounts has been established. If the financial condition of this customer deteriorates, or if the Company establishes trade credit relationships with other customers, allowances may be required.

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

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Furniture, fixtures and equipment are depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease (useful life of five to ten years). Property and equipment consists of the following at year end 2008 and 2007 (in thousands):

	2008	2007
Furniture, fixtures and equipment	$6,684	$6,654
Leasehold improvements	10,863	11,626

	17,547	18,280
Less accumulated depreciation and amortization	(15,405)	(15,244)

Net property and equipment	$2,142	$3,036

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
Advertising

Costs of advertising are expensed as incurred. Advertising costs related to continuing operations were $1.1 million, and $4.4 million for 2008, and 2007, respectively. Advertising costs related to discontinued operations, included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations, were $0.5 million for 2006 respectively.

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

Product Development Cost

Costs associated with the development of new products or services are charged to operations as incurred. The Company incurred no such development costs in 2008 or 2007.

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

Debt: As of December 27, 2008 and December 29, 2007, the Company had no debt.

Loss Per Common Share Basic net loss per common share is calculated as net loss divided by the weighted-average number of common shares outstanding. Diluted net loss per common share is calculated as net loss divided by the weighted-average number of common shares including equivalent shares from stock options and warrants, using the treasury stock method, and convertible notes payable,  provided that the result is not anti-dilutive. The following numbers of shares represented by options, warrants (prior to application of the treasury stock method) and convertible debt were excluded from the determination of diluted per share earnings because the result was anti-dilutive:0.3, 0.4 million  in 2008, 2007  respectively.

Recent Accounting Pronouncements
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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51s,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. The Company has evaluated SFAS No. 160 and does not believe its adoption will have a significant impact on its consolidated results of operations or financial condition.

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

.

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
.

4. Accrual for Store Closures

The following table sets forth the activity related to store closures during the fiscal years ended December 27, 2008 and December 29, 2007, respectively (in thousands):

	Accrual for Store Closures at Beginning of Year	Restructuring Expense		Cash Paid	Accrual for Store Closures at End of Year
2008 lease liability	$331	$		$(206)	$25

2007 lease liability	$428		$45	$(142)	$331

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 27, 2008	December 29, 2007
Salaries and benefits	$659	$321
Professional services/settlement of litigation	355	2,084
Property taxes	109	508
Sales taxes	1,115	1,223
Advertising	-	293
Other accrued expenses	383	541

Total	$2,730	$4,970

6. Leases

The Company is party to leases for its Centers throughout the United States. These leases expire at various dates ranging from 2008 through 2015. Certain of the leases also provide for renewal options; there are no purchase options. Future minimum payments under with initial terms of one year or more consisted of the following at December 27, 2008 (in thousands):

2009	$2,487
2010	815
2011	526
2012	530
2013	367
Thereafter	223

Total minimum lease payments	$4,949

Rent expense attributable to continuing operations was $3.1 million, and  $4.1 million, , for 2008,and 2007 respectively.

As of December 30, 2006, the Company is no longer party to capital leases, all such leases being fully paid and or cancelled subsequent to the sale of the Associated Centers business.

7. Income Taxes

Income tax expense consists of (in thousands):

	2008		2007
Current:
Federal (see below)	$	(0)	$(126)
State (see below)		(0)	(52)

Total		$(0)	$(178)

The 2007 provision includes refunds of the prior year federal and state income taxes. Federal income taxes in 2006 result from application of Alternative Minimum Tax requirements. Of the $178,000 credit for income taxes in fiscal 2007, $28,000 relates to discontinued operations and $150,000 relates to continuing operations

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2008	2007
Deferred tax assets:
Current:
Reserves and accruals	$910	$1,407
Other, net	7	7

Current deferred tax asset	917	1,414

Long-term:
Net operating loss carryforwards	53,413	51,978
Depreciation and amortization	3,146	3,283
Stock based compensation	595	595
Other	409	—

Long-term deferred income tax assets	57,563	55,856

Total deferred tax assets	58,480	57,270
Valuation allowance	(58,480)	(57,270)

Net deferred tax assets	$—	$—

A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate is as follows:

	2008	2007
Provision at statutory tax rate	(34.0)%	(34.0)%
State income tax, net of Federal benefit	-	.6%
Permanent difference	(7.3)%	(19.3)%
Valuation allowance	41.3%	49.2%

Total	0	(3.5)%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance incecreased by $1.2 million during 2008 and decreased by $4.4 million during 2007 ..

As of December 27,  2008, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $136 million, which expire in the years 2009 through 2027, Federal research and development tax credits of approximately $362,000, which expire in the years 2008 through 2019, and alternative minimum tax credit carryovers of approximately $47,000. As of December 27, 2008, the Company had net operating loss carryforwards for state income tax purposes of approximately $117 million, which expire in the years 2008 through 2017.

.

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

Valuation and Expense Information under SFAS No. 123(R)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires assumptions regarding future price volatility, expected life prior to exercise and expected future dividends. The Black-Scholes model also requires input of the risk-free Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. In the fiscal 2008 and 2007 calculation, the Company assumed the following regarding stock-based awards:

Year Ended December 29, 2007
Risk-free interest rate	4.61%
Expected life of options (years)	2.66
Expected volatility	121%
Expected dividends	None
Forfeiture rate	10%

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

For the fiscal years 2008 and 2007, the Company recognized stock compensation expense related to stock options of approximately $169,000 and $81,000, respectively, as a result of the adoption of SFAS No. 123R.

In accordance with an employment agreement with the current CEO, Jeffery Nourse. the Company recognized stock compensation expense of $169,000 related to a grant of 1,128,000 restricted common shares. In 2007  The per share fair value on the date of the grant was $0.15. As of December 30, 2006, all shares of common stock related to this grant vested

All of the Company’s stock compensation expense has been included as a component of selling, general and administrative expense.

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

A summary of the Company’s stock option activity and weighted-average exercise price per share for the periods ended December 27, 2008 and December 29, 2007 is as follows:

	Options	Per share
Options outstanding at December 30, 2006	487,490	$13.88
Granted	40,000	$1.77
Forfeited or cancelled	(425,740)	$15.55

Options outstanding and exercisable at December 29, 2007	101,750	$2.15

Granted	261,000
Forfeited or cancelled	(287,750)

Options outstanding and exercisable at December 27, 2008	75,000	$.40

With respect to the options outstanding and exercisable at December 27, 2008, the weighted-average remaining contractual term and the aggregate intrinsic value amounts are 8.51 years and $21,070, respectively. The weighted average fair value of options granted during 2008, and 2007, using the Black-Scholes option pricing valuation model, was $.40 and $1.48, respectively.

A summary of the status of options outstanding and exercisable at December 27, 2008 is as follows:

Outstanding and Exercisable Options
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share
$ 0.40 — $ 1.77	75,000	8.51	$0.40

Warrants

As of December 29, 2008, the Company had 0  warrants for common stock outstanding. The exercise price of the warrants is $6.00 per share. The warrants expired April 2008. During 2007, no warrants were exercised and 34,555 warrants were cancelled. As of December 30, 2006, the Company had 367,888 warrants for common stock outstanding with exercise prices ranging from $6 to $30 per share.

Shares Reserved for Future Issuance

In summary, the Company has reserved shares of common stock for future issuance as follows as of December 27, 2008:

Employee stock options outstanding	75,000
Non-employee stock options outstanding	0
Warrants outstanding	0

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

The following claims have been settled or dismissed:

2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic(carrying on business as Pure Med Spa, Pure Laser Hair Removal and Treatment Clinics Inc.) and Investment Partnership (2006) LP  v. BSML, Inc., and Jeff Nourse, Ontario Superior Court of Justice, Court File CV-08-00359260-0000.  In July 2008, 2012710 Ontario Inc. Pure Laser Hair Removal & Treatment Clinic and Investment Partnership (2006) LP (the “Canadian Plaintiffs”) brought an action against the Company and Jeff Nourse, the Company’s current CEO, alleging, among other claims, breach of Mr. Nourse’s fiduciary duty while an officer with Pure Med Spa, breach of duties following his resignation from Pure Med Spa, breach of a non-competition agreement, interference with Pure Med Spa’s suppliers, interference with potential investors, misappropriation of Pure Med Spa’s website, and improper disclosure of Pure’s confidential information. The Canadian Plaintiffs sought compensatory damages and punitive damages.  This matter was dismissed with prejudice on April 1, 2009.

Douglas Wu vs. BSML, Inc. and Andrew Rudnick, Contra Costa County Superior Court, California, Case No. C08-00358.  On February 21, 2008, Mr. Wu filed a complaint asserting a single cause of action alleging breach of contract for failing to pay $70,000 in severance allegedly due upon Mr. Wu’s termination of employment.  The Company denies the allegations of the complaint.  The claim against Mr. Rudnick was subsequently dismissed for lack of jurisdiction.  On November 12, 2008, the Company and Mr. Wu reached a settlement in principal whereby the Company agreed, without admitting liability, that the Company would pay $23,333 to Mr. Wu not later than December 31, 2008.  In exchange, Mr. Wu agreed to execute a general release and to dismiss the lawsuit.  The parties signed a written settlement agreement, and the case was dismissed with prejudice on January 21, 2009.

Green River Junction, Inc. v. BSML, Inc, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 08CV2372. In May 2008, Green River Junction, Inc. (“Green River Plaintiffs”) brought action against the Company alleging, among other claims breach of contract, unjust enrichment and wrongful withholding of commissions. On September 23, 2008, the parties participated in a court-ordered settlement conference. On October 22, 2008, the Company settled the lawsuit with the Green River Plaintiffs. The settlement calls for the Company to pay as full settlement of all claims the sum of $180,000. Payments are due as follows: $30,000 immediately; $3,000 in December 2008; monthly payments of $9,000 from January through September 2009 and monthly payments of $11,000 from October 2009 through March 2010. The amount of the settlement was fully accrued by the Company

Claims of Longlife Health Ltd

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

In October 2007, the Company reached a settlement with Longlife and Discus regarding these issues. Under the terms of the settlement, $1,005,396 was paid to Discus from the escrowed funds, with Discus remitting $581,588 of these funds to Longlife in settlement of its claim. The Company received $109,443 from the escrowed funds. The balance of the escrowed funds (plus interest) was released in the settlement of the litigation with Oraceutical LLC; .

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

Fulfillment Services Agreement with Oraceutical

In 2004, BSML entered into an agreement with Oraceutical, LLC to outsource the Company’s whitening component and product fulfillment services beginning in 2005. Montgomery, the Chairman & CEO of Oraceutical, LLC, is a former member of BSML’s Board of Directors. During 2007, and 2006,  $1,019,000,  $1,516,000, and $2,254,000  respectively, were paid to Oraceutical under this agreement.

Related Party Payment

The following table summarizes the amounts paid to related parties in  2008 and 2007 (in thousands):

Related Party	Goods / Services Provided	2008	2007
Oraceutical	Merchandise/pack out charges and order fulfillment services	$1,019	$1,516
Oraceutical	Consulting		180
LCO Properties, Inc.	Monthly rent for New York Center	60	462
LCO (and affiliates)	Interest and pay off of debt and pay out for preferred stock	—	—
CAP America Trust	Interest and pay off of debt	—	—
EVL	Variable fees, fixed fees and pay off of deferred lease balance	—	—

Total		$1,079	$2,158

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

13. Subsequent Events
           On February 10, 2009, BSML, Inc. (the “Company”), and its wholly owned subsidiary, Pure Acquisition Co., Inc., a Delaware corporation (“Pure Acquisition”), entered into an agreement (the “APA”) to purchase certain assets of Pure Laser Hair Removal & Treatment Clinics, Inc., a Delaware corporation (“Pure”), John Street Holdings, LLC, a Delaware limited liability company (“JSH”), and certain subsidiaries of Pure and JSH (collectively, the “Subsidiaries,” and together with Pure and JSH, the “Sellers”).

Pursuant to the terms and subject to the conditions set forth in the APA, Pure Acquisition agreed to purchase substantially all of the assets of the Sellers (the “Purchased Assets”) for a purchase price of: (i) Two Hundred Thousand Dollars ($200,000) (the “Cash Payment”); (ii) an unsecured promissory note in favor of Investment Partnership (2006) L.P. (“IP 2006”) in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) (the “Note”); (iii) the Company’s agreement for the twelve month period immediately following the closing of the purchase of the Purchased Assets, that IP 2006 can acquire the same type of equity securities offered by the Company in one or more offerings for a price per share equal to the price paid by third party investors up to a maximum of $2,500,000 (the “Investment Participation Agreement”); (iv) a twelve month warrant in favor of IP 2006 with the rights to purchase up to $2,500,000 (or such lesser amount as is available after IP 2006’s exercise of rights under the Investment Participation Agreement) of common stock of the Company (the “Warrant”); and (v) assumption of certain liabilities (the “Assumed Liabilities”) of the Sellers.
Further, on March 24, 2009, BDC agreed to accept Five Hundred Seventeen Thousand Dollars ($517,000) in full satisfaction of the obligations of Pure Acquisition under the BDC Loan.  On April 2, 2009, as a condition precedent to the Credit Agreement, as described in the Current Report on Form 8-K filed with the SEC on April 2, 2009, Pure Acquisition paid the BDC loan in full and BDC released all of the collateral secured by the BDC Loan.  Accordingly, neither Pure Acquisition nor the Company has any further obligation in favor of BDC.

The final closing conditions of the APA have been met, and the APA and related transactions closed as of April 1, 2009.

On March 27, 2009, BSML, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) between the Company, in its capacity as Borrower and a third-party lender (the “Lender”).
The Credit Agreement provides for a four-year asset-based revolving credit facility under which up to Two Million Five Hundred Thousand Dollars ($2,500,000) will be available.  Pursuant to the Credit Agreement, the Lender made initial term loans (the “Loans”) to the Company, to be advanced to the Company in four installments  The Loans mature on March 27, 2013 and bear interest at a rate of ten percent (10%) per annum, compounded monthly and payable quarterly beginning on August 1, 2009.  The proceeds of the Loans will be used for working capital and other general corporate purposes.

On December 28, 2008, 1,504,347 shares of common stock were issued to Jeffery Nourse in lieu of salary. This transaction was fully accrued as of December 27, 2008

.

.

14. Product Line Revenue:

The Company operates in one business segment, products and procedures to whiten teeth. Components of the Company’s revenue for the years ended December 27, 2008 December 29, 2007,and  December 30, 2006, respectively, are as follows (in thousands):

	2008	2007	2006
Center whitening fees, net	$14,916	$18,937	$19,125
Product and other revenue	3,211	6,101	7,089

Total	$18,127	$25,038	$26,214

Exhibit Index

Exhibit Number	Description

23	Consent of Stonefield Josephson Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos: 333-61054, 333-43790, 333-112361, and 333-12179 each on From S-3, and Registration Statement Nos. 333-82283 and 333-16935 each on Form S-8, of our report dated April 14, 2008 relating to the consolidated financial statements of BSML Inc. (formerly Britesmile, Inc.) and Subsidiaries as of December 29, 2007 and for fiscal year then ended appearing in this Annual report on Form 10-K of BSML Inc. and Subsidiaries for fiscal year ended December 27, 2008.

/s/ Stonefield Josephson Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles , California
April 13, 2009

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery Nourse, certify that:

1. I have reviewed this amended annual report on Form 10-K of BSML, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant s internal control over financial reporting that occurred during the registrant s most recent fiscal quarter (the registrant s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant s auditors and the Audit Committee of the registrant s Board of Directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant s internal control over financial reporting.

Date: April 13, 2009

By:	/s/ Jeffery Nourse
Jeffery Nourse Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James P. Cullin, certify that:

1. I have reviewed this amended annual report on Form 10-K of BSML, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 13, 2009

By:	/s/ James P. Cullin
James P. Cullin VP of Finance (Principal Accounting and Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery Nourse, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of BSML, Inc. on Form 10-K for the fiscal year ended December 29, 2007 fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of BSML, Inc.

Date: April 13, 2009

By:	/s/ Jeffery Nourse
Jeffery Nourse Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James P. Cullin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of BSML Inc. on Form 10-K for the fiscal year ended December 29, 2007 fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of BSML, Inc.

Date: April 13, 2009

By:	/s/ James P. Cullin
James P. Cullin VP of Finance (Principal Accounting and Financial Officer)