Form 10-Q
period 2009-03-28
BSML INC
filed 2009-07-02
CIK 866734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number: 1-11064

BSML, INC.
(Exact name of registrant as specified in its charter)

UTAH	87-0410364
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

7777 Glades Road, Suite 100 Boca Raton, Florida	33434
(Address of principal executive offices)	(Zip Code)

(561) 988-9046
(Issuer’s telephone number, including area code)

Former name:
(Former name, former address and former fiscal year, if changed since last report)

301 Yamato Road, Boca Raton, 33431

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
            Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interative Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter time that the registrant was required to submit and post such files) ..    Yes   ☒     No   ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

BSML, Inc. had 14,401,042 shares of common stock outstanding at March 28, 2009.

BSML, INC. AND SUBSIDIARIES

Item 7.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 1.	FINANCIAL STATEMENTS

BSML, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 28, 2009	December 27, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25	$187
Trade accounts receivable, net	289	573
Inventories	1099	863
Investments, restricted	60	108
Prepaid expenses and other current assets	653	365

Total current assets	2,126	2,096

Property and equipment, net	2,489	2,142
Deposits	757	755
Loan commitment fee	670	—
Deposit pending acquisition	425	—
Inventory related to asset acquisition	473	21

Total assets	$6,940	$5,014

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,716	$3,175
Accrued liabilities	2,883	2,621
Related party advance	165	—
Accrual for center closures	25	25
Prepaid and gift certificate liability	287	456
Deferred revenue	850	922

Total current liabilities	8,926	7,199

Long term liabilities:
Deferred revenue	180	205
Loan payable	670	—
Other long term liabilities	197	253

Total long term liabilities	1,047	458

Total liabilities	9,973	7,657

Shareholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized and 14,401,042 and 12,332,544 shares issued and outstanding at March 28, 2009, and December 27, 2008, respectively	42	40

Additional paid-in capital	175,826	175,620
Accumulated deficit	(178,901)	(178,303)

Total shareholders’ deficit	(3,033)	(2,643)

Total liabilities and shareholders’ deficit	$6,940	$5,014

See notes to condensed consolidated financial statements.

BSML, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except share data)

		13 Weeks Ended March 28, 2009	13 Weeks Ended March 29, 2008
Revenues		$4,170	$5,409
Operating costs and expenses:
Operating and occupancy costs		3,480	4,001
Selling, general and administrative expenses		775	1,746
Stock compensation expense		260	20
Depreciation and amortization		252	344

Total operating costs and expenses		4,767	6,111

Loss from operations	)	(597)	(702)
Other income/(expense), net		(1)	126

Loss from operations before income tax provision	)	(598)	(576))
Income tax provision		—	—

Net loss from operations	)	(598)	(576))
Net loss attributable to common shareholders	)	$(598)	$(576)

Basic and diluted loss per common share	)	$(.04)	$(.05)

Shares used in computing loss per common share, basic and diluted		14,401,0421	12,332,544

See notes to condensed consolidated financial statements.

BSML, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
($ in thousands, except share data)

	13 Weeks Ended March 28, 2009	13 Weeks Ended March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(598)	$(576)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	252	334
Stock compensation expense	260	22
Changes in assets and liabilities:
Trade accounts receivable	284	(476)
Inventories	(236)	11
Prepaid expenses and other	(288)	(128)
Other assets and deposits		23
Accounts payable	1706	410
Accrued liabilities	45	(1,725)
Gift certificate and prepaid appointment deferred revenue	(169)	(775)
Store closure accrual	0	(21)
Deferred revenue	(151)	(1,007)
Other long term liabilities	(56)	(82)

Net cash provided by (used in) operating activities	1,049	(3,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for acquisition	(500)
Purchase of equipment	(45)	(215)
Other assets and deposits	(879)	—
Related party advance	165	—
Investments, restricted as to use	48	2,378

Net cash provided by (used in) investing activities	(1,376)	2,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advance	165	—
Net cash provided from financing activities	165	—
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(162)	(1,827)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	187	3,512

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$25	$1,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINACINING ACTIVITIES
Loan Commitment fee	670
ASSET ACQUISITION:
Fair value of assets acquired	554
Fair value of liabilities acquired	(54)
Cash paid for assets	500
	0
Non cash Issuance of Common Stock to Management	208

See notes to condensed consolidated financial statements.

BSML, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Critical Accounting Policies and Estimates

Description of Business and Basis of Presentation

The accompanying condensed consolidatedfinancial statements for the interim periods are unaudited and include the accounts of BSML and its subsidiaries, which are collectively referred to as “we,” “us,” “our,” “BSML,” or the “Company.” The accompanying unaudited condensedconsolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (“fiscal 2008”). All significant intercompany transactions have been eliminated. BSML, Inc. is a Utah corporation formerly known as BriteSmile, Inc. The Company and its affiliates develop, distribute, market and sell advanced teeth whitening technology along with other aesthetic services in our med spa operations, products, systems and services. The Company’s operations include the development of technologically advanced teeth whitening and other aesthetic services in our med spa operations processes that are distributed in professional salon settings known as BriteSmile BriteSkin Centers (“Centers”).

Going Concern

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $178,901,000 and working capital deficiency of $6,749,000 as of March 28, 2009. The Company’s net loss and net cash generated by operating activities were $(598,000) and $1,409,000, respectively, for the thirteen weeks ended  March 28, 2009. At  March 28, 2009, the Company had $25,000 in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments.  The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations. Additional financing of $2,500,000 to expand the Company’s core operations has been completed  and revenues from additional spa operations (See business combination note 3) should help the Company to build a positive cash flow.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS 141R also requires acquisition-related costs be recorded as expenses in the periods in which the costs are incurred and the services are received. Acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The Company adopted FAS 141R effective January 1, 2009.

In April 2009, the FASB issued three related Staff Positions (FSP): (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP SFAS 115-2 and SFAS 124-2) , and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments , (FSP SFAS 107 and APB 28-1), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements , in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R).

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption

2. New Financing
On March 27, 2009, BSML, Inc. (the “Company”), entered into a Credit Agreement (the “Credit Agreement”) between the Company, in its capacity as borrower, and a third-party lender (the “Lender”).  The Credit Agreement provides for a four-year, asset-based, revolving credit facility under which up to two million five hundred thousand dollars ($2,500,000) will be available. All assets of the Company are collateralized under this credit agreement and personally guaranteed by the Chief Executive Officer of the company, Jeff Nourse.  Pursuant to the Credit Agreement, the Lender made initial term loans (the “Loans”) to the Company, to be advanced to the Company in four installments, additionally there is a loan commitment fee of $670,000. The loan matures on March 27, 2013, and bears interest at a rate of ten percent (10%) per annum effective rate 10.35%, compounded monthly and payable quarterly beginning on August 1, 2009.  The proceeds of the loan will be used for working capital and other general corporate purposes. The first advance of $500,000 against this agreement was made on March 30, 2009. The loan is subject to various loan covenants.

3. Business Combination

The company has entered into two separate asset acquisitions. One was completed in the first quarter and described below. The second asset acquisition was completed in the second quarter and is described in the subsequent events note.

On January 27, 2009, the Company acquired the assets of seven med spas owned by John Street Holding under the Pure Med Spa name. As a result of the acquisition the Company expanded its services to include aesthetic services. The company has entered into an agreement to purchase the remaining spas owned by Pure. Refer to subsequent events for more details. The purchase price was $500,000 and the assumption of some of the spa liabilities. The leases on the property have not been rejected nor have they been accepted. The property leases are being negotiated and currently are on a month to month basis, Therefore, no liability has been recorded as of the purchase date.  The fair value of the assets acquired is an average of approximately $80,000 per spa as of the date of this report. The company intends to have an asset valuation done to determine to fair value for the assets acquired.

The following table summarizes the consideration paid for the seven med spas:

Cash                                                                $500,000

Fair Value of total consideration                                                                                     $500,000

Acquisition costs (included in G&A)                                                                                    $52,000

Recognized amounts of identifiable assets                                        $554,000
(Property Plant and Equipment)

Financial Liabilities Assumed                                                             (54,000)
(prepaid Customer Services to be preformed
                                                        at cost of services to be provided)

Total                                                                $500,000

Revenues since acquisition date                                                                           $786,000

Management anticipates that a valuation of the assets acquired will be performed in the second quarter. It is expected that this valuation will be in excess of $554,000. Management feels that the purchase of the seven spas was at a bargain purchase price. The purchase allocation is pending the completion of an independent valuation and could change.

              In a second transaction, on April 1, 2009 the Company acquired the assets of 20 Pure locations.  As part of the acquisition   the Company acquired the
 owned assets of the Pure Med Spa  and assumed a limited amount of liabilities as a result of the transaction.

On February 10, 2009, BSML, Inc. (the “Company”), and its wholly owned subsidiary, Pure Acquisition Co., Inc., a Delaware corporation (“Pure Acquisition”), entered into an Asset Purchase Agreement (the “APA”) to purchase certain assets of Pure Laser Hair Removal & Treatment Clinics, Inc., a Delaware corporation (“Pure”), John Street Holdings, LLC, a Delaware limited liability company (“JSH”), and certain subsidiaries of Pure and JSH (collectively, the “Subsidiaries,” and together with Pure and JSH, the “Sellers”).  Pure and JSH were under the jurisdiction of the bankruptcy court.  This agreement was subject to the approval of the bankruptcy court. The final closing conditions of the APA have been met, and the APA and related transactions closed as of April 1, 2009, the transaction will be accounted for in the Company’s second quarter. As a result of this agreement we settled outstanding litigation with Pure Med Spa. We have estimated that no liability is allocated to the settlement as counter claims against Pure were also dropped.

Pursuant to the terms and subject to the conditions set forth in the APA, Pure Acquisition agreed to purchase substantially all of the assets of the Sellers (the “Purchased Assets”) for a purchase price of: (i) Two Hundred Thousand Dollars ($200,000) (the “Cash Payment”); (ii) an unsecured promissory note in favor of Investment Partnership (2006) L.P. (“IP 2006”) in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) (the “Note”); (iii) the Company’s agreement for the twelve month period immediately following the closing of the purchase of the Purchased Assets, that IP 2006 can acquire the same type of equity securities offered by the Company in one or more offerings for a price per share equal to the price paid by third party investors up to a maximum of $2,500,000 (the “Investment Participation Agreement”); (iv) a twelve month warrant in favor of IP 2006 with the rights to purchase up to $2,500,000 (or such lesser amount as is available after IP 2006’s exercise of rights under the Investment Participation Agreement) of common stock of the Company (the “Warrant”); and (v) assumption of $500,000 note payable, (vi) a note payable to Business Development Bank of Canada (BDC) for $519,000 and certain liabilities (the “Assumed Liabilities”) of the Sellers. A law suit has been filed by W Korner, the former CEO of Pure, no reserve has been calculated regarding these proceedings. We are unable to estimate, the fair value components for disclosure purposes at this time because we cannot estimate the consideration given without a valuation to determine the acquisition date fair value of the consideration transferred and asset value received. The Company plans to obtain an independent valuation of the transaction to determine the fair value of the components of the agreement to complete the the purchase price allocation .

We are required to comply with the disclosure requirements as set forth in Business Combination Guidance. We are required to disclose the consideration transferred at the acquisition date fair value for each of the major transaction classes discussed above.

 An investment participation agreement was included with the purchase of Pure Med Spas, with Investment IP 2006. As part of this agreement warrants may be issued. These warrants if exercised would give IP 2006 a significant portion of the outstanding shares. The investment participation agreement includes anti-dilution provisions. The investment participation rights may have value in excess of the value of the warrants. This value cannot be determined without a valuation. It will be considered in the assessment of valuation of all the components of the asset acquisition. The value of the warrants has been calculated as $902,305.
Using the Black Scholes method. We feel that this formula gives an inordinate value of the issued or to be issued securities and will need a valuation or these equity items. (Based on guidance on business combinations SFAS 141(R) the Company has one year to finalize the valuation.

Guidance on Business Combinations requires that a fair value estimate of assets acquired be presented in a pro forma presentation with the acquiring Company. From a review of  the records provided by Pure med Spas, this presentation is impractical. Meaningful numbers of the Pure Operations are not available and would be impractical to recreate because of the following limitations.

:
•	No financial statements were created between June 1, 2008 and the filing of bankruptcy in Jan 2009;
•	The year ended on June 30, 2008, and was never closed;
•	The financial staff was furloughed in December 2008 and January 2009;
•	The fixed asset reports provided, included leased assets as owned;
•	No attempt was made to close the January 2009 period.

The only records that exist are the reports filed with the bankruptcy court for the months of February and March 2009. These records are completely based on a cash basis reporting of the operations.

We  believe that the accounting information provided by Pure is unreliable and therefore cannot be used in presentation of any pro forma or comparable financial presentations.

A fair value valuation will be conducted for the Pure locations to properly book the transaction to be included in the second quarter filing.

.
4. Stock  Based Compensation

Effective January 1, 2006, we adopted FAS 123(R), which requires that compensation cost relating to share-based payment transactions be recognized in our financial statements. We have adopted FAS 123(R) on a modified prospective basis, which requires that compensation cost relating to all new awards and to awards modified, repurchased, and forfeited/cancelled be recognized in our financial statements beginning January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite vesting period has not been completed that are outstanding as of January 1, 2006 will be recognized as the requisite vesting is rendered on or after January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” are no longer an alternative to financial statement recognition.

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

        On December 28, 2008, we issued 2,068,498 shares of common stock to Jeffery Nourse in lieu of salary. This transaction was fully accrued as of December 27, 2008. The issuance of these shares was recorded for the period ended March, 28, 2009. An additional 1,737,500 shares are to be issued to Jeff Nourse for a value of $260,000 in June of 2009, amounts of this issuance have been properly accrued in the 1st quarter.

         Based on current assumptions, there are no outstanding option grants and restricted common shares expect to vest and become unrestricted in the future, the remaining value as common stock-compensation cost in the future is expected to be $0.
.

The following table represents stock option activity for the 13-week period ended March 28, 2009:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 27, 2008	75,000	$2.15
Granted
Exercised	—	—
Canceled or Expired	75,000	2.15
Options outstanding at March 28, 2009	0
Vested or expected to vest at March 28, 2009	0
Exercisable at March 28, 2009	0	—

5. Income/Loss Per Common Share

Basic net income/loss per share is calculated as net income/loss divided by the weighted-average number of common shares outstanding. Stock options and warrants totaling the following number of shares have been excluded from the calculation of net loss per share for the following periods in this report, as their effect is anti-dilutive:

Potentially dilutive securities:	March 28, 2009	March 29, 2008
Options	—	188,750
Warrants	—	354,551

Total	—	543,301

6. Product Line Revenues

The Company operates in one business segment, products and procedures for the aestetics. Components of the Company’s revenue for the thirteen  week periods ended March 28, 2009, and March 29, 2008, respectively, are as follows (in thousands):

	Thirteen weeks ended
	March 28, 2009	March 29, 2008
Center whitening and aesthetic proceedures	$3,389	$3,055
Product and other revenue	781	2,354

Total	$4,170	$5,409

7. Litigation

A summary of legal matters settled or dismissed prior to  March 28, 2009, is provided in the Company’s annual report on Form 10-K for the year ended December 27, 2008.

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

William Korner and J3 Evolution, LLC vs. BSML, Inc. and Pure Acquisition Company, Inc., Superior Court of Fulton County State of Georgia, Civil Action No. 2009CV168916.  On May 11, 2009, William Korner and J3 Evolution, LLC (the “Korner Plantiffs”) filed suit against the Company alleging default of note, breach of contract and trespass.  The Korner Plaintiffs also filed suit to foreclose a lien and a petition for temporary restraining order prohibiting the Company from disposing certain assets.  .  The Company denies the allegations of the complaint and intends to defend itself vigorously against the allegations of the complaint and to assert various counterclaims against the Korner Plaintiffs.

The litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of the Company’s strategies related to these legal actions.

8. Subsequent Events

           On February 10, 2009, BSML, Inc. (the “Company”), and its wholly owned subsidiary, Pure Acquisition Co., Inc., a Delaware corporation (“Pure Acquisition”), entered into an Asset Purchase Agreement (the “APA”) to purchase certain assets of Pure Laser Hair Removal & Treatment Clinics, Inc., a Delaware corporation (“Pure”), John Street Holdings, LLC, a Delaware limited liability company (“JSH”), and certain subsidiaries of Pure and JSH (collectively, the “Subsidiaries,” and together with Pure and JSH, the “Sellers”).  Pure and JSH were under the jurisdiction of the bankruptcy court.  This agreement was subject to the approval of the bankruptcy court. The final closing conditions of the APA have been met, and the APA and related transactions closed as of April 1, 2009, the transaction will be accounted for in the Company’s second quarter. As a result of this agreement we settled outstanding litigation with Pure Med Spa. We have estimated that no liability is allocated to the settlement as counter claims against Pure were also dropped.

Pursuant to the terms and subject to the conditions set forth in the APA, Pure Acquisition agreed to purchase substantially all of the assets of the Sellers (the “Purchased Assets”) for a purchase price of: (i) Two Hundred Thousand Dollars ($200,000) (the “Cash Payment”); (ii) an unsecured promissory note in favor of Investment Partnership (2006) L.P. (“IP 2006”) in the aggregate principal amount of Five Hundred Thousand Dollars ($500,000) (the “Note”); (iii) the Company’s agreement for the twelve month period immediately following the closing of the purchase of the Purchased Assets, that IP 2006 can acquire the same type of equity securities offered by the Company in one or more offerings for a price per share equal to the price paid by third party investors up to a maximum of $2,500,000 (the “Investment Participation Agreement”); (iv) a twelve month warrant in favor of IP 2006 with the rights to purchase up to $2,500,000 (or such lesser amount as is available after IP 2006’s exercise of rights under the Investment Participation Agreement) of common stock of the Company (the “Warrant”); and (v) assumption of $500,000 note payable, (vi) a note payable to Business Development Bank of Canada (BDC) for $519,000 and certain liabilities (the “Assumed Liabilities”) of the Sellers. A law suit has been filed by W Korner, the former CEO of Pure, no reserve has been calculated regarding these proceedings. We are unable to estimate, the fair value components for disclosure purposes at this time because we cannot estimate the consideration given without completion of a valuation to determine the acquisition date fair value of the consideration transferred and  the asset value received. The Company plans to obtain an independent valuation of the transaction to determine the fair value of the components of the agreement to complete the purchase price allocation .

We are required to comply with the disclosure requirements as set forth in FAS141R. We are required to disclose the consideration transferred at the acquisition date fair value for each of the major transaction classes discussed above.

An investment participation agreement was included with the purchase of Pure Med Spas, with Investment IP 2006. As part of this agreement warrants may be issued. These warrants if exercised would give IP 2006 a significant portion of the outstanding shares. The investment participation agreement includes anti-dilution provisions. The investment participation rights may have value in excess of the value of the warrants. This value cannot be determined without a valuation. It will be considered in the assessment of valuation of all the components of the asset acquisition. The value of the warrants has been calculated as $902,305, using the Black Scholes method. We feel that this formula gives an inordinate value of the issued or to be issued securities and will need a valuation for these equity items. (Based on guidance on business combinations SFAS 141(R) the Company has one year to finalize the valuation.

Jeff Nourse was issued warrants for 12,000,000 shares at $0.125 cents per share in June 2009. The value of the warrants has been calculated as $1,338,000.
Using the Black Scholes method. We feel that this formula gives an inordinate value of the issued or to be issued securities and will need a valuation or these equity items. (Based on guidance on business combinations SFAS 141(R) the Company has one year to finalize the valuation.

An additional 1,737,500 shares are to be issued to Jeff Nourse for a value of $260,000 in June of 2009, amounts of this issuance have been properly accrued in the 1st quarter.

9. Significant Customer

The Company has one customer, the QVC Network, which comprised more than 10% of the company’s revenues for the thirteen week and thirteen week periods ended  March 28, 2009, and March 29, 2008, respectively, as follows (in thousands):

	13 Weeks Ended March 28, 2009	13 Weeks Ended March 29, 2008
QVC Network revenue	$539	$1,165
Other revenue	3,631	$4,244

	$4,170	$5,409

10. Related Party Transactions

           An advance was made to the Company by T. Pilaro, a major shareholder, for $165,000. This advance is expected to be repaid in the second quarter with 10% annual interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On this basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, financing operations, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BSML, Inc., and its affiliates market and sell aesthetic services and advanced teeth whitening products and services. Unless specified to the contrary herein, references to BSML or to the Company refer to the Company and its subsidiaries on a consolidated basis. The Company’s operations include the development of technologically advanced teeth whitening processes along with other aesthetic services in our med spa operations, which are distributed in professional salon settings known as BriteSmile Professional Teeth Whitening Centers (“Centers”).

The Company’s products and services are ultimately directed to consumers in the global marketplace for aesthetic enhancement. As such, general economic factors that affect consumer confidence and spending also affect the Company. The primary source of revenue for the Company is from consumers who are seeking to whiten their teeth using the most advanced technology available. This technology is offered through the Company’s 23 Centers in the U.S. The Company promotes demand for its products and services by advertising directly to the consumer, while also offering a range of whitening and post-whitening maintenance retail products that generate additional revenue. The Company’s addition of seven med spas expand in our presence in the aesthetic enhancement market.

Management of the Company focuses on optimizing the productivity of the existing Center locations and adding med spa procedures to expand our total overall product line and market presence, both in terms of the number of procedures performed per system and retail product revenue per procedure or venue. The marketing initiatives of the Company are usually constructed and monitored in such a way that management can determine their impact on revenue generation.

In addition, management seeks to leverage a cost base that includes, among other items, the cost of materials for the procedures and retail products, property and lease expenses, employee salaries and marketing expenses.

Critical Accounting Policies And Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that the following critical accounting policies require significant management judgments, estimates and assumptions in the preparation of the condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue related to retail products at the time such products are shipped to customers and procedure revenues at the time the procedure is performed. Revenue is reported net of discounts and allowances. In the third quarter of 2004, the Company introduced its SmileForever program. Under this program, Center customers may, for an additional fee, receive a limited number of touch-up procedures over a specified term, typically one to two-years. The revenue associated with this program is deferred and recognized over the contractual term. Additionally, in cases where SmileForever revenue is bundled with procedure revenue and / or revenue from retail product sales, revenue is allocated to SmileForever using the fair values of the components of the bundle per the requirements of EITF 00-21 and any revenue allocated is then deferred and recognized over the contractual term. At March 28, 2009, and December 27, 2008, the deferred revenue balances associated with the SmileForever program were $1,827,000 and $1,127,000, respectively. Revenue for the seven acquired spas included revenue at the cost to perform the services for all prepaid sales from the prior to the acquisition date.

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

Sales Tax Liability

Through the date of this report, certain states have issued initial assessments against the Company claiming insufficient remittance of sales taxes on revenues from past procedure sales at Associated Centers, which the Company is disputing. Based upon the circumstances and the advice of its independent counsel and advisors, management has estimated and accrued approximately $1.1 million through March 28, 2009, for potential additional sales tax liability related to these assessments and related state sales tax matters.

The Company may further increase its tax reserve in 2009 in response to tax assessments received to date. The Company intends to vigorously challenge the imposition of these tax assessments, and believes it has substantial grounds for its position. Nonetheless, the Company may attempt to negotiate a resolution of such assessments and may also initiate discussions with some other states that have not asserted additional assessments against the Company. An unfavorable outcome with respect to some or all of these tax assessments discussions could have a material adverse affect on the Company’s financial position and results of operations, and no assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties involved in tax proceedings. The Company believes that it has provided adequate accruals for additional taxes and related interest expense that may ultimately result from the assessments, and will re-evaluate the adequacy of its reserves as new information or circumstances warrant.

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

Results of Operations

The following are explanations of significant changes for the 13-week period ended March 28, 2009 compared to the 13-week period ended March 29, 2008:

Total Revenues, Net declined 22%, to $4.2 million in our first quarter of 2009 compared to $5.4 million in the first quarter of 2008. Whitening revenues declined to $2.5 million in the first quarter of 2009 compared to $3.0 million in the first quarter of 2008. The addition of seven retail locations contributed $0.9 million to the 2009 first quarter revenue. Overall economic conditions affecting consumer spending also adversely impacted revenues.
 Operating and occupancy costs decreased 15%, to $3.5 million in the first quarter of 2009 compared to $4.0 million in the first quarter of 2008, reflecting decrease in cost of goods sold relating to cost cutting measures .

Selling, General and Administrative expenses decreased to $0.8 million in the first quarter of  2009 from $1.8 million in the first quarter of 2008. This decrease was primarily due to our continued downsizing activities as well as a decrease in advertising and professional fees.

Depreciation and Amortization expense decreased slightly to $252,000 in the first quarter of 2009 compared to $344,000 in the first quarter of 2008.

Other Income and expense, net. For the thirteen week periods ended March 28, 2009 and March 29, 2008, other income(expense), net  was $(1,000) and $126,000, respectively, reflecting the decrease in interest earned as a result of the company’s utilization of its cash.

Liquidity and Capital Resources

General

To date, the Company has yet to achieve profitability. The Company had an accumulated deficit of $178,901,000 and working capital deficiency of $6,749,000 as of March 28, 2009. The Company’s net loss and net cash generated by operating activities were $(598,000) and $1,049,000, respectively, for the thirteen weeks ended March 28, 2009. At March 28, 2009, the Company had $25,000 in unrestricted cash and cash equivalents. The Company’s principal sources of liquidity historically have been proceeds from issuance of common stock and debt and related financial instruments, and more recently, from the sale of its Associated Centers business. The Company is not certain if its cash will be sufficient to maintain operations of the continuing company at least through the next year due to the uncertainty of the Company’s ability to generate positive cash flow from the Centers business operations. Additional financing of $2,500,000 to expand the Company’s core operations has been arranged, and additional spa operations should help the Company to build a positive cash flow.

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

On January 27, 2009, the Company acquired the assets of seven med spas owned by John Street Holding under the Pure Med Spa name.  The purchase price was $500,000 and the assumption of some of the spa liabilities. The property leases were being negotiated and were on a month to month basis.  The fair value of the assets acquired is an average of approximately $80,000 per spa as of the date of this report. The company intends to have an asset valuation done to determine to fair value for the assets acquired.

On March 27, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”) between the Company, in its capacity as Borrower and a third-party lender (the “Lender”).  The Credit Agreement provides for a four-year asset-based revolving credit facility under which up to two million five hundred thousand dollars ($2,500,000) will be available.  Pursuant to the Credit Agreement, the Lender made initial term loans (the “Loans”) to the Company, to be advanced to the Company in four installments  The Loans mature on March 27, 2013, and bear interest at a rate of ten percent (10%) per annum, compounded monthly and payable quarterly beginning on August 1, 2009.  The proceeds of the Loans will be used for working capital and other general corporate purposes. The first advance against this Agreement was on March 30, 2009.

On February 10, 2009, the Company, and its wholly owned subsidiary, Pure Acquisition Co., Inc., a Delaware corporation (“Pure Acquisition”), entered into an agreement (the “APA”) to purchase certain assets of Pure Laser Hair Removal & Treatment Clinics, Inc., a Delaware corporation (“Pure”), John Street Holdings, LLC, a Delaware limited liability company (“JSH”), and certain subsidiaries of Pure and JSH (collectively, the “Subsidiaries,” and together with Pure and JSH, the “Sellers”).

Pursuant to the terms and subject to the conditions set forth in the APA, Pure Acquisition agreed to purchase substantially all of the assets of the Sellers (the “Purchased Assets”) for a purchase price of: (i) two hundred thousand dollars ($200,000) (the “Cash Payment”); (ii) an unsecured promissory note in favor of Investment Partnership 2006 L.P. (“IP 2006”) in the aggregate principal amount of five hundred thousand dollars $500,000 (the “Note”); (iii) the Company’s agreement for the twelve month period immediately following the closing of the purchase of the Purchased Assets, that IP 2006 can acquire the same type of equity securities offered by the Company in one or more offerings for a price per share equal to the price paid by third party investors up to a maximum of $2,500,000 (the “Investment Participation Agreement”); (iv) a twelve month warrant in favor of IP 2006 with the rights to purchase up to $2,500,000 (or such lesser amount as is available after IP 2006’s exercise of rights under the Investment Participation Agreement) of common stock of the Company (the “Warrant”); and (v) assumption of certain liabilities (the “Assumed Liabilities”) of the Sellers.

Further, on March 24, 2009, BDC agreed to accept five hundred seventeen thousand dollars $517,000 in full satisfaction of the obligations of Pure Acquisition under the BDC Loan.  On April 2, 2009, as a condition precedent to the Credit Agreement, as described in the Current Report on Form 8-K filed with the SEC on April 2, 2009, Pure Acquisition paid the BDC loan in full and BDC released all of the collateral secured by the BDC Loan.  Accordingly, neither Pure Acquisition nor the Company has any further obligation in favor of BDC.

The final closing conditions of the APA have been met, and the APA and related transactions closed as of April 1, 2009.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        We believe there has been no material change in the Company’s exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.
Our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this  report, has concluded that our disclosure controls and procedures were not effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.

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

Based on our evaluation under the framework of Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 28, 2009.

Deficiencies in the internal control over Pure financial reporting of Pure made it impractical to provide pro forma information required by FASB 141(R)

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended  March 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of legal matters settled or dismissed prior to  March 28, 2009, is provided in the Company’s annual report on Form 10-K for the year ended December 27, 2008.

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

William Korner and J3 Evolution, LLC vs. BSML, Inc. and Pure Acquisition Company, Inc., Superior Court of Fulton County State of Georgia, Civil Action No. 2009CV168916.  On May 11, 2009, William Korner and J3 Evolution, LLC (the “Korner Plantiffs”) filed suit against the Company alleging default of note, breach of contract and trespass.  The Korner Plaintiffs also filed suit to foreclose a lien and a petition for temporary restraining order prohibiting the Company from disposing certain assets. The Company denies the allegations of the complaint and intends to defend itself vigorously against the allegations of the complaint and to assert various counterclaims against the Korner Plaintiffs.

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

Extensive effort has been made to insure that the Company’s results of operations and financial position are fairly presented in accordance with accounting principles generally accepted in the United States of America. However, the relocation of the corporate office from California to Florida resulted in a change in accounting department personnel at or subsequent to the end of the fiscal year. Also, the Company’s Chief Executive Officer was appointed at or subsequent to the fiscal year end, and has a relatively short tenure in his respective positions and therefore have only limited experience with the Company’s internal controls over financial reporting. The Company’s Chief Financial Officer resigned in October 2008 and has been replaced. The Company is using its best efforts to strengthen accounting staff and install adequate internal controls.

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

For the thirteen week period ended March 28, 2009, we had a net (loss) of $(598,000). For 2008, we had a net loss of $(576,000). As of March 28, 2009, our accumulated deficit was $178,901,000, and we had a capital deficiency of $6,749,000. We currently intend to continue to operate our Centers business and have recently added additional lines of business in the aesthetic sector, Med spa operations should complement our current lines. We have not been able to operate profitably in the past and we cannot guarantee that our business will be profitable on a sustained basis.

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

We have a substantial net operating loss carryforward that we plan to use to offset future federal tax liability. As of March 28, 2009, we had net operating loss carryforwards of approximately $138 million that we anticipate may be used in the future to reduce our federal tax liability. We established a full valuation allowance against the net operating loss carryforward, along with all other deferred tax assets, to reflect the uncertainty of the recoverability of this asset. The utilization of this asset in the future is dependent upon our having positive earnings. Furthermore, the likelihood of an annual limitation on our ability to utilize our net operating loss carryforward to offset future U.S. federal taxable income is increased by (i) the issuance of certain convertible preferred stock, options, warrants, or other securities exercisable for common stock, (ii) changes in our equity ownership occurring in the last three years and (iii) potential future changes in our equity ownership. The amount of an annual limitation can vary significantly based on factors existing at the date of an ownership change. If such limitations were imposed, they could have a material adverse impact on our results of operations and cash flows.

We are subject to competition from other companies that offer similar products and services.

The market for teeth whitening products and services is highly competitive. Competition in the market for teeth whitening products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. As a result of our sale to Discus, BriteSmile products are now offered by independent dental offices. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. Teeth whitening products and services offered by our competitors include traditional and often less expensive bleaching tray methods and other forms of heat or light activated curing methods. We may not be able to compete successfully against these competitors in developing, marketing and distributing our services and products, which could result in the loss of customers and could have a material adverse effect on our business. Competitive pressures may also force prices for teeth whitening services down and such price reductions may adversely affect our potential future revenue and profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  None

ITEM 3.	DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

We did not submit any matters to a vote of our shareholders during the quarter ended March 28, 2009.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

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

BSML, INC.

By:	/s/ James P. Cullin
James P. Cullin
VP of finance (Principal Financial Officer)

July 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Nourse Jeff Nourse	Director	July 2, 2009

Principal Executive Officer	Director

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

CERTIFICATION

I, James P. Cullin, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of BSML, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: July 2, 2009

/s/ James P. Cullin
James P. Cullin
Principal Accounting Officer

 EXHIBIT 31.2

CERTIFICATION

I, Jeffery Nourse, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of BSML, Inc.;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: July 2, 2009

/s/ Jeffery Nourse
Jeffery Nourse
Principal Executive Officer

 EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that the Quarterly Report on Form 10-Q of BSML, Inc. for the thirteen week period ended March 28, 2009  as filed June 18, 2009 with the Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of BSML, Inc.

Date: July 2, 2009	By:	/s/ James P. Cullin
James P. Cullin
Principal Accounting Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies that the Quarterly Report on Form 10-Q of BSML, Inc. for the thirteen week period ended March 28, 2009  as filed June 18, 2009 with the Securities and Exchange Commission, fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of BSML, Inc.

Date: July 2, 2009	By:	/s/ Jeffery Nourse
Jeffery Nourse
Principal Executive Officer